Form 10-Q
period 2014-03-31
Alcentra Capital Corp
filed 2014-06-19
CIK 1578620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-36447

ALCENTRA CAPITAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-2961489
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, 7th Floor

New York, NY

(Address of Principal Executive Offices) (Zip Code)

(212) 922-8240

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of June 19, 2014 was 13,516,766.

ALCENTRA CAPITAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BNY Mellon-Alcentra Mezzanine III, L.P.

Statements of Assets and Liabilities

	March 31, 2014 (Unaudited)	December 31, 2013

Assets

Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost $66,944,163 and $57,569,745, respectively)	$76,096,255	$63,987,210
Non-controlled, affiliated investments, at fair value (cost $50,540,661 and $35,529,197, respectively)	50,231,445	35,037,384
Controlled, affiliated investments, at fair value (cost $33,219,818 and $27,274,576, respectively)	32,165,818	25,941,243
Total of portfolio investments, at fair value (cost $150,704,642 and $120,373,518, respectively)	158,493,518	124,965,837
Cash and cash equivalents	4,659,476	729,431
Interest receivable	176,100	736,223
Due from Limited Partners	71,401	6,635
Other receivables	1,482	350,000

Total Assets	$163,401,977	$126,788,126

Liabilities and Net Assets

Liabilities:
Short-term borrowings	$15,000,000	$15,000,000
Accounts payable and accrued expenses	304,587	326,696
Due to affiliate	9,703	10,989
Interest payable	6,737	15,614
Due to Manager	1,000	715,014
Distributions payable	168	168
Capital contributions paid in advance	-	80,218
Total liabilities	15,322,195	16,148,699

Net Assets:
General Partner	5,892,478	4,967,879
Limited Partners	142,187,304	105,671,548
Total net assets	148,079,782	110,639,427

Total Liabilities and Net Assets	$163,401,977	$126,788,126

The accompanying notes are an integral part of these financial statements.

BNY Mellon-Alcentra Mezzanine III, L.P.

Statements of Operations

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
Investment income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$1,392,791	$1,292,440
Paid in-kind interest income from portfolio investments	373,338	151,134
Other income from portfolio investments	105,089	24,259
Dividend income from portfolio investments	251,752	-
From non-controlled, affiliated investments:
Interest income from portfolio investments	725,012	871,619
Paid in-kind interest income from portfolio investments	195,383	28,386
Other income from portfolio investments	21,176	7,711
From controlled, affiliated investments:
Interest income from portfolio investments	514,320	263,333
Paid in-kind interest income from portfolio investments	406,120	-
Other income from portfolio investments	10,482	1,529
Total investment income	3,995,463	2,640,411

Expenses:
Management fee	699,473	690,842
Professional fees	79,327	27,541
Interest expense	40,947	32,787
Other expenses	-	-
Total expenses	819,747	751,170

Net investment income	3,175,716	1,889,241

Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	94,409	-
Non-controlled, affiliated investments	-	-
Controlled, affiliated investments	-	-
Net realized gain from portfolio investments	94,409	-
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	2,734,627	213,352
Non-controlled, affiliated investments	182,597	29,000
Controlled, affiliated investments	279,333	-
Net change in unrealized appreciation (depreciation) of portfolio investments	3,196,557	242,352
Net realized gain and net change in unrealized appreciation (depreciation) from portfolio investments	3,290,966	242,352

Net Increase in Net Assets from Operations	$6,466,682	$2,131,593

The accompanying notes are an integral part of these financial statements.

BNY Mellon-Alcentra Mezzanine III, L.P.

Statements of Changes in Net Assets

	General Partner	Limited Partners	Total
Balance as of January 1, 2013	3,237,056	93,482,529	96,719,585

Capital contributions	-	29,183,860	29,183,860

Distributions	(74,140)	(24,842,289)	(24,916,429)

Net increase in net assets resulting from operations	-	9,652,411	9,652,411

Carried interest allocation	1,804,963	(1,804,963)	-

Balance as of December 31, 2013	4,967,879	$105,671,548	$110,639,427

Capital contributions	-	34,915,014	34,915,014

Distributions	-	(3,941,341)	(3,941,341)

Net increase in net assets resulting from operations	-	6,466,682	6,466,682

Carried interest allocation	924,599	(924,599)	-

Balance as of March 31, 2014 (Unaudited)	$5,892,478	$142,187,304	$148,079,782

The accompanying notes are an integral part of these financial statements.

BNY Mellon-Alcentra Mezzanine III, L.P.

Statements of Cash Flows

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
Cash flows from Operating Activities

Net increase in net assets resulting from operations	$6,466,682	$2,131,593

Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized (gain) loss from portfolio investments	(94,409)	-
Net change in unrealized (appreciation) depreciation of portfolio investments	(3,196,557)	(242,352)
Paid in-kind interest income from portfolio investments	(974,841)	(179,520)
Accretion of discount on debt securities	(146,419)	(19,910)
Purchases of portfolio investments	(37,928,872)	(9,900,000)
Net proceeds from sale/return of capital of portfolio investments	8,813,417	1,100,000
(Increase) decrease in operating assets:
Decrease (increase) in interest receivable	560,123	(110,247)
(Increase) decrease in due from Limited Partners	(64,766)	105,484
Decrease (increase) in other receivables	348,518	(21,172)
Increase (decrease) in operating liabilities:
(Decrease) increase in accounts payable and accrued expenses	(22,109)	(15,302)
(Decrease) increase in due to affiliate	(1,286)	5,325
(Decrease) increase in interest payable	(8,877)	(54)
(Decrease) increase in due to Manager	(714,014)	-
Net cash used in operating activities	(26,963,410)	(7,146,155)

Cash Flows from Financing Activities

Capital contributions received from partners	34,834,796	10,000,000
Proceeds from short-term borrowings	15,000,000	10,000,000
Repayment of short-term borrowings	(15,000,000)	(10,000,000)
Cash distributions paid to partners	(3,941,341)	(1,506,866)
Net cash provided by financing activities	30,893,455	8,493,134

Increase in cash and cash equivalents	3,930,045	1,346,979
Cash and cash equivalents at beginning of period	729,431	869,836

Cash and Cash Equivalents at End of Period	$4,659,476	$2,216,815

Supplemental disclosure of cash flow activities:

Cash paid during the period for interest	$49,824	$32,841

The accompanying notes are an integral part of these financial statements.

BNY Mellon-Alcentra Mezzanine III, L.P.

Schedule of Investments (unaudited)

March 31, 2014

Investment Description	Industry	Type of investment	Par/Share Amount	Maturity	Cost as of March 31, 2014(1)	Fair Value as of March 31, 2014
Investments in Non-Controlled, Non-Affiliated Portfolio Companies

City Carting Holding Company, Inc. (7.51%)*	Waste Management	Series A Preferred Shares (7% Cash, 15% PIK)(2)	571	4/30/2015	$7,269,485	$7,269,485

		Series B Preferred Shares (10% Cash, 8% PIK)	329	—	3,845,224	3,845,224

Dentistry For Children, Inc. (8.34%)*	Healthcare Services	Senior Subordinated Note (11% Cash, 2.25% PIK)	$10,698,134	9/1/2017	10,683,511	10,683,511

		Class A-1 Units	1,500,000	—	1,500,000	1,671,000

GTT Communications (10.2%)*	Telecommunication Services	Senior Subordinated Note (11% Cash)	$6,250,000	6/30/2016	5,880,599	5,880,599

		Common Shares	666,666.66	—	2,000,000	6,880,000

		Warrant	—	—	410,939	2,339,000

HealthFusion, Inc. (4.05%)*	Healthcare Services	First Lien (13% Cash)	$5,750,000	11/18/2018	5,668,419	5,668,419

		Warrants	—	—	—	323,000

Media Storm, LLC (1.64%)*	Media & Entertainment	Preferred Shares	1,216,204	—	1,176,964	2,430,000

Proserv Offshore Group (.47%)*	Energy Services	Warrant	—	6/21/2018	5	703,000

Response Team Holdings LLC (10.88%)*	Restoration Services	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 2.00% LIBOR Floor)	$13,149,609	3/28/2018	12,821,672	12,821,672

		Preferred Shares	2.92	—	3,287,037	3,287,037

Wholesome Sweeteners, Inc. (8.3%)*	Food and beverage	Senior Subordinated Notes (12% Cash, 2% PIK)	$8,119,703	10/6/2017	7,900,308	7,900,308

		Common Shares	4,500	—	4,500,000	4,394,000

Total Non-Controlled, Non-Affiliated (51.39%)*					$66,944,163	$76,096,255

The accompanying notes are an integral part of these financial statements.

BNY Mellon-Alcentra Mezzanine III, L.P.

Schedule of Investments (continued)

March 31, 2014

Investment Description	Industry	Type of investment	Par/Share Amount	Maturity	Cost as of March 31, 2014(1)	Fair Value as of March 31, 2014
Investments in Non-Controlled, Affiliated Portfolio Companies**

Battery Solutions, Inc. (4.07%)*	Energy Services	Senior Subordinated Note (12% Cash, 2% PIK)	$5,131,303	12/20/2018	$5,046,350	$5,046,350

		Class A Units	5,000,000	—	5,000,000	977,000

DBI Holdings, LLC (9.84%)*	Infrastructure Maintenance	Senior Subordinated Note (12% Cash, 1% PIK)	$8,560,000	9/5/2019	8,275,108	8,275,108

		Senior Secured PIK Notes (13% PIK)	$6,440,000	9/6/2019	5,779,084	5,779,084

		Warrant	—	—	519,412	519,412

Net Access Corporation (8.55%)*	Technology	Senior Subordinated Note (13% Cash)	$3,920,230	7/19/2018	3,854,883	3,854,883

		Class A Units	3,000,000	—	3,000,000	8,811,000

Show Media, Inc. (4.47%)*	Media & Entertainment	Senior Secured Note (5.5% Cash, 5.5% PIK)(3)	$7,068,750	8/10/2017	7,166,391	6,623,000

		Units	300,000	—	305,525	—

Southern Technical Institute, Inc. (6.99%)*	Education	Senior Subordinated Note (12.5% Cash)	$8,483,333	10/15/2016	8,429,578	8,429,578

		Class A Units	3,000,000	—	3,164,063	1,805,763

		Warrants	—	—	267	110,267

Total Non-Controlled, Affiliated Portfolio Companies (33.92%)*					$50,540,661	$50,231,445

Investments in Controlled, Affiliated Portfolio Companies***

The DRC Group (11.98%)*	Disaster Recovery Services	Senior Secured Note (10% Cash)	$5,000,000	1/11/2020	$4,908,326	$4,908,326

		Preferred Shares (10% PIK)	—	—	8,676,800	7,307,800

		Revolving Credit facility	—	—	5,528,640	5,528,640

FST Technical Services, LLC (9.74%)*	Technology and Telecom	First Lien (12% Cash, 2% PIK)	$12,593,208	11/18/2018	12,356,052	12,356,052

		Common Shares	1,750,000	—	1,750,000	2,065,000
Total Non-Controlled, Affiliated Portfolio Companies (21.72%)*					$33,219,818	$32,165,818

Total Portfolio Investments (107.03%)*					$150,704,642	$158,493,518

The accompanying notes are an integral part of these financial statements.

BNY Mellon-Alcentra Mezzanine III, L.P.

Schedule of Investments (continued)

March 31, 2014

(1)	The cost of debt securities is adjusted for accretion of discount and interest paid in-kind on such securities.

(2)	Paid in-kind.

(3)	Amended on December 31, 2013 (due to default) to 5.5% cash and 5.5% PIK effective January 1, 2014.

*	Fair value as a percentage of Net Assets

**	Denotes investments in which the Partnership is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the quarter ended March 31, 2014 in these affiliated investments are as follows:

Name of Issuers	Fair value at December 31, 2013	Gross Addition	Gross Reductions	Interest/Dividend/ Other income	Fair Value at March 31, 2014
Battery Solutions, Inc.	$6,075,969	$-	$-	$181,808	$6,023,350
DBI Holding, LLC	-	15,000,000	-	154,041	14,573,604
Net Access Corporation	11,964,457	-	-	134,863	12,665,883
Show Media, Inc.	6,294,000	300,000	-	201,954	6,623,000
Southern Technical Institute, Inc.	10,702,958	-	-	268,905	10,345,608

	$35,037,384	$15,300,000	$-	$941,571	$50,231,445

***	Denotes investments in which the Partnership is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the quarter ended March 31, 2014 in these affiliated and controlled investments are as follows:

Name of Issuers	Fair value at December 31, 2013	Gross Addition	Gross Reductions	Interest/Dividend/ Other income	Fair Value at March 31, 2014
The DRC Group	$11,906,520	$5,528,640	$-	$483,676	$17,744,766
FST Technical Services	14,034,723	-	-	447,246	14,421,052

	$25,941,243	$5,528,640	$-	$930,922	$32,165,818

The accompanying notes are an integral part of these financial statements.

BNY Mellon-Alcentra Mezzanine III, L.P.

Schedule of Investments

December 31, 2013

Investment Description	Industry	Type of investment	Par/Share Amount	Maturity	Cost as of December 31, 2013(1)	Fair Value as of December 31, 2013
Investments in Non-Controlled, Non-Affiliated Portfolio Companies

Proserv Offshore Group (.72%)*	Energy Services	Warrant	—	6/21/2018	$5	$793,000

City Carting Holding Company, Inc. (9.76%)*	Waste Management	Series A Preferred Shares (7% Cash, 15% PIK)(2)	571	4/30/2015	7,028,768	7,028,768

		Series B Preferred Shares (10% Cash, 8% PIK)	329	—	3,774,016	3,774,016

Dentistry For Children, Inc. (11.14%)*	Healthcare Services	Senior Subordinated Note (11% Cash, 2.25% PIK)	$10,638,182	9/1/2017	10,622,797	10,622,797

		Equity	1,500,000	—	1,500,000	1,703,000

GTT Communications Inc. (9.48%)*	Telecommunication Services	Senior Subordinated Note (11% Cash)	$4,750,000	6/30/2016	4,343,184	4,343,184

		Common Shares	666,666.66	—	2,000,000	4,769,000

		Warrant	—	—	410,939	1,381,000

HealthFusion, Inc. (5.50%)*	Healthcare Services	Senior Subordinated Note (13% Cash)	$5,750,000	11/18/2018	5,665,994	5,665,994

		Warrants	—	—	—	418,000

Kaseman Holdings, LLC/Sallyport Holdings, LLC (0.54%)*	Defense Service	Class A interest	500,000	—	500,000	594,409

Media Storm, LLC (9.49%)*	Media & Entertainment	Senior Subordinated Note (12% Cash, 2% PIK)	$8,219,008	10/23/2017	8,155,514	8,155,514

		Preferred Shares	1,216,204	—	1,176,964	2,346,964

Wholesome Sweeteners, Inc. (11.20%)*	Food Distribution	Senior Subordinated Notes (12% Cash, 2% PIK)	$8,079,306	10/6/2017	7,891,564	7,891,564

		Common Shares	4,500	—	4,500,000	4,500,000

Total Non-Controlled, Non-Affiliated (57.83%)*					$57,569,745	$63,987,210

The accompanying notes are an integral part of these financial statements.

BNY Mellon-Alcentra Mezzanine III, L.P.

Schedule of Investments (continued)

December 31, 2013

Investment Description	Industry	Type of investment	Percentage of class owned	Maturity	Cost as of December 31, 2013(1)	Fair Value as of December 31, 2013
Investments in Non-Controlled, Affiliated Portfolio Companies**

Battery Solutions, Inc. (5.49%)*	Energy Services	Senior Subordinated Note (12% Cash, 2% PIK)	$5,105,732	12/20/2018	$5,017,969	$5,017,969

		Class A Units	5,000,000	—	5,000,000	1,058,000

Net Access Corporation (10.81%)*	Technology	Senior Subordinated Note (13% Cash)	$3,920,230	7/19/2018	3,852,457	3,852,457

		Class A Units	3,000,000	—	3,000,000	8,112,000

Show Media, Inc. (5.69%)*	Media & Entertainment	Senior Secured Note (5.5% Cash, 5.5% PIK) (3)	$7,068,750	8/10/2017	7,068,750	6,294,000

Southern Technical Institute, Inc. (9.68%)*	Education	Senior Subordinated Note (12.5% Cash)	$8,483,333	10/15/2016	8,425,691	8,425,691

		Class A Units	3,000,000	—	3,164,063	2,167,000

		Warrants	—	—	267	110,267

Total Non-Controlled, Affiliated Portfolio Companies (31.67%)*					$35,529,197	$35,037,384

Investments in Controlled, Affiliated Portfolio Companies***

The DRC Group (10.76%)*	Disaster Recovery	Senior Secured Note (10% Cash)	$5,000,000	1/11/2020	4,906,520	4,906,520

	Services	Preferred Shares (10% PIK)	—	—	8,333,333	7,000,000

FST Technical Services, LLC (12.69%)*	Technology and Telecom	Senior Subordinated Note (12% Cash, 2% PIK)	$12,530,556	11/18/2018	12,284,723	12,284,723

		Common Shares	1,750,000		1,750,000	1,750,000
Total Non-Controlled, Affiliated Portfolio Companies (23.45%)*					$27,274,576	$25,941,243

Total Portfolio Investments (112.95%)*					$120,373,518	$124,965,837

The accompanying notes are an integral part of these financial statements.

BNY Mellon-Alcentra Mezzanine III, L.P.

Schedule of Investments (continued)

December 31, 2013

(1)	The cost of debt securities is adjusted for accretion of discount and interest paid in-kind on such securities.
(2)	Paid in-kind.
(3)	Amended on December 31, 2013 (due to default) to 5.5% cash and 5.5% PIK effective January 1, 2014.

* Fair value as a percentage of Net Assets.

The accompanying notes are an integral part of these financial statements.

BNY Mellon-Alcentra Mezzanine III, L.P.

Schedule of Investments (continued)

December 31, 2013

**	Denotes investments in which the Partnership is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2013 in these affiliated investments are as follows:

Name of Issuers	Fair value at December 31, 2012	Gross Addition	Gross Reductions	Interest/Dividend/ Other income	Fair Value at December 31, 2013
Battery Solutions, Inc.	$9,902,220	$115,749	$-	$735,815	$6,075,969
Kaseman Holdings, LLC/Sallyport Holdings, LLC (aka KS International, LLC)	471,000	-	-	-	-
Net Access Corporation	8,593,721	8,736	250,000	536,957	11,964,457
Show Media, Inc.	10,529,000	-	2,931,250	715,656	6,294,000
Southern Technical Institute, Inc.	12,778,476	178,212	1,366,667	1,174,125	10,702,958

	$42,274,417	$302,697	$4,547,917	$3,162,553	$35,037,384

***	Denotes investments in which the Partnership is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2013 in these affiliated and controlled investments are as follows:

Name of Issuers	Fair value at December 31, 2012	Gross Addition	Gross Reductions	Interest/Dividend/ Other income	Fair Value at December 31, 2013
The DRC Group	$-	$13,239,853	$-	$550,964	$11,906,520
FST Technical Services	-	14,034,723	-	218,056	14,034,723

	$-	$27,274,576	$-	$769,020	$25,941,243

The accompanying notes are an integral part of these financial statements.

BNY Mellon-Alcentra Mezzanine III, L.P.

Notes to Financial Statements (Unaudited)

March 31, 2014

1.	Organization and Purpose

BNY Mellon-Alcentra Mezzanine III, L.P. (the “Partnership”) is a Delaware limited partnership, which commenced operations on May 14, 2010 (the “Commencement Date”). The Partnership was formed for the purpose of seeking current income and long-term capital appreciation by making investments in senior debt securities, subordinated debt securities, and common and preferred equity securities with equity rights or participations in U.S.-based middle market companies. BNY Mellon-Alcentra Mezzanine III (GP), L.P. (the “General Partner”), a Delaware limited liability company, is the General Partner of the Partnership. BNY Mellon-Alcentra Mezzanine Partners (the “Manager”), a division of Alcentra NY, LLC and an affiliate of the General Partner, manages the investment activities of the Partnership. Alcentra NY, LLC (“Advisor”) is wholly owned by BNY Alcentra Group Holdings, Inc. (“Alcentra Group”), which is majority owned by The Bank of New York Mellon Corporation.

The Partnership is scheduled to terminate on May 14, 2020 subject to extension of up to two additional one-year periods by the General Partner with the consent of the Advisory Committee.

State Street Bank and Trust Company (the “Administrator”) provides accounting and administrative services to the Partnership.

On May 8, 2014, the Partnership sold all of its assets other than its investment in the shares of common stock and warrants to purchase common stock of GTT Communications (the “Fund III Acquired Assets”) to Alcentra Capital Corporation (“Alcentra”), an externally managed, non-diversified closed-end management investment company that has filed an election to be regulated as a business development company under the Investment Company Act of 1940 (the “1940 Act”), for $64.4 million in cash and $91.5 million in shares of Alcentra’s common stock. Alcentra’s investment activities are managed by the Advisor. Concurrent with Alcentra’s acquisition of the Fund III Acquired Assets from the Partnership, Alcentra also purchased for $29 million in cash certain additional investments (the “Warehouse Portfolio”) from Alcentra Group. The Warehouse Portfolio consisted of approximately $29 million in debt investments originated by the investment professionals of the Advisor and purchased by Alcentra Group using funds under a warehouse credit facility provided by The Bank of New York Mellon Corporation in anticipation of the initial public offering of Alcentra’s shares of common stock. See Note 16. Subsequent Events for more information.

Alcentra entered into a senior secured term loan agreement (the “Bridge Facility”) with ING Capital LLC as lender that it used to fund the purchase of the Warehouse Portfolio and to fund the cash portion of the consideration paid to the Partnership.

On May 14, 2014, Alcentra completed its initial public offering with gross proceeds of approximately $100 million. Alcentra used $94.2 million of the proceeds from the IPO to repay the Bridge Facility in full. On June 6, 2014, Alcentra closed the over-allotment exercise in connection with its initial public offering which raised gross proceeds of $11.3 million. Alcentra also intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”), for U.S. federal income tax purposes.

2.	Summary of Significant Accounting Policies

Basis of Presentation - The financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Regulation S-X. The financial statements reflect all adjustments and reclassification which in the opinion of General Partner are necessary for the fair presentation of the results of the operations and financial condition of the Partnership for the period presented.

Valuation of Portfolio Investments - Portfolio investments are carried at fair value as determined by the General Partner and, in the case of the fair value as of March 31, 2014, by the Board of Directors (the “Board”) of Alcentra.

The methodologies used in determining these valuations include:

(1) Preferred shares/membership units and common shares/membership units

BNY Mellon-Alcentra Mezzanine III, L.P.

Notes to Financial Statements (Unaudited) (continued)

March 31, 2014

2.	Summary of Significant Accounting Policies (continued)

In determining estimated fair value for common shares/membership units and preferred shares, an assessment is made of the methodologies and value measurements which market participants would use in pricing comparable investments, based on market data obtained from independent sources as well as from the General Partner’s/Alcentra’s management’s own assumptions and taking into account all material events and circumstances which would affect the estimated fair value of such investments. Several types of factors, circumstances and events could affect the estimated fair value of the portfolio investments. These include but are not limited to the following:

(i) Any material changes in the (a) competitive position of the portfolio investment, (b) legal and regulatory environment within which the portfolio investment operates, (c) management or key managers of the portfolio investment, (d) terms and/or cost of financing available to the portfolio investment, and (e) financial position or operating results of the investment; (ii) pending disposition of all or a major portfolio investments; and (iii) sales prices of recent public or private transactions in identical or comparable investments.

One or a combination of the following valuation techniques are used to fair value these investments: Market Approach and Income Approach. The Market Approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Income Approach uses valuation techniques to convert future amounts to a present amount (i.e., discounting estimated future cash flows to a net present value amount).

(2) Debt

The yield to maturity analysis is used to estimate the fair value of debt, including the unitranche facilities, which are a combination of senior and subordinated debt in one debt instrument. The calculation of yield to maturity takes into account the current market price, par value, coupon interest rate and time to maturity.

(3) Warrants

Where warrants are considered to be in the money, their incremental value is included within the valuation of the investments.

Valuation techniques are applied consistently from period to period, except when circumstances warrant a change to a different valuation technique that will provide a better estimate of fair value. The valuation process begins with each investment being initially valued by the investment professionals of the General Partner. Preliminary valuation conclusions are then documented and discussed with senior investment professionals of the General Partner. The Investment Committee of the Manager reviews the valuation of the investment professionals of the General Partner and then determines the fair value of each investment in good faith based on the input of the investment professionals.

BNY Mellon-Alcentra Mezzanine III, L.P.

Notes to Financial Statements (Unaudited) (continued)

March 31, 2014

2.	Summary of Significant Accounting Policies (continued)

The Board undertakes a similar multi-step valuation process each quarter, as described below:

•	Alcentra’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Manager responsible for the portfolio investment;

•	preliminary valuation conclusions will then be documented and discussed with Alcentra’s senior management and the Manager;

•	the audit committee of the Board then reviews these preliminary valuations;

•	at least once quarterly, independent valuation firms engaged by the Board prepare preliminary valuations on a selected basis and submit the reports to the Board; and

•	the Board of Directors then discuss valuations and determine the fair value of each investment in Alcentra’s portfolio in good faith, based on the input of the Manager, the independent valuation firm and the audit committee.

The Board has authorized the engagement of independent valuation firms to provide Alcentra with valuation assistance. Alcentra intends to have independent valuation firms provide it with valuation assistance on a portion of its portfolio on a quarterly basis and its entire portfolio will be reviewed at least annually by independent valuation firms; however, the Board is ultimately and solely responsible for the valuation of its portfolio investments at fair value as determined in good faith pursuant to its valuation policy and a consistently applied valuation process.

Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a readily available market for the securities existed or from those which will ultimately be realized.

Translation of Foreign Currencies - The fair value of foreign securities, currency holdings, and other assets and liabilities in currencies other than United States dollars are translated based on the exchange rates in effect on the date of valuation. The cost of each security is determined using historical exchange rates. Foreign currency transactions are translated at prevailing exchange rates at the time of such transactions. The Partnership does not isolate that portion of realized or unrealized gains or losses resulting from changes in the foreign exchange rate on investments from fluctuations arising from changes in the local currency market price of the securities. Such gains and losses are included with the net realized and unrealized gain or loss on portfolio investments in the Statements of Operations.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material. The most significant estimates relate to the valuation of the Partnership’s portfolio investments.

BNY Mellon-Alcentra Mezzanine III, L.P.

Notes to Financial Statements (Unaudited) (continued)

March 31, 2014

2.	Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents - Cash and cash equivalents include deposits held at the custodian bank and short-term investments with original maturities of less than 90 days at time of purchase.

Investments - Investment security transactions are accounted for on a trade date basis. Cost of portfolio investments represents the actual purchase price of the securities acquired including capitalized legal, brokerage and other fees as well as the value of interest and dividends received in-kind and the amortization of original issue discounts. Fees may be charged to the issuer by the Partnership in connection with the origination of a debt security financing. Such fees are reflected as a discount to the cost of the portfolio security and the discount is accreted into income over the life of the related debt security.

Original Issue Discount - When the Partnership receives warrants with a nominal or discounted exercise price upon origination of a debt or preferred stock investment, a portion of the cost basis is allocated to the warrants. When the investment is made concurrently with the sale of a substantial amount of equity, the value of the warrants is based on the sales price. The value of the warrants is recorded as original issue discount (“OID”) to the value of the debt or preferred stock investment and the OID is amortized over the life of the investment.

Interest and Dividend Income - Interest income is accrued when earned. Interest is not accrued if realization appears unlikely. The Partnership accrues paid in-kind interest by recording income and an increase to the cost basis of the related investments. Dividend income is recorded on the ex-dividend date. Dividends in-kind are recorded as an increase in cost basis of investments and as income.

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were no non-accrual investments as of March 31, 2014 and December 31, 2013.

Other Income - Other income consists of transaction fees which are accreted into income over the life of the related debt security, fee income discount and tax distributions.

Income Taxes - The Partnership is structured as a partnership for U.S. Federal income tax purposes, and as such, is not subject to income taxes; each Partner (depending on its structure for tax purposes) may be individually liable for income taxes, if any, on its share of the Partnership’s taxable income.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. However, the General Partner’s conclusions regarding uncertain tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States – 2010.

3.	New Accounting Pronouncement

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-08, Financial Services - Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08"). ASU 2013-08 amends the current criteria for an entity to qualify as an investment company, modifies the measurement criteria for certain interests in other investment companies, and creates new disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013, with retrospective application. Early application is prohibited. The Partnership is currently evaluating the impact of adopting ASU 2013-08.

BNY Mellon-Alcentra Mezzanine III, L.P.

Notes to Financial Statements (Unaudited) (continued)

March 31, 2014

4.	Fair Value of Portfolio Investments

The Partnership accounts for its investments in accordance with FASB Accounting Standards Codification Topic 820 (“ASC Topic 820”), Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value. ASC Topic 820 established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring investments at fair value.

Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace (including the existence and transparency of transactions between market participants). Investments with readily-available actively quoted prices or for which fair value can be measured from actively-quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories (from highest to lowest) based on inputs:

Level 1 – Quoted prices (unadjusted) are available in active markets for identical investments that the Partnership has the ability to access as of the reporting date. The type of investments which would generally be included in Level 1 include listed equity securities and listed derivatives. As required by ASC Topic 820, the Partnership, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

Level 2 – Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies.

Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation by the General Partner. The types of investments which would generally be included in this category include debt and equity securities issued by private entities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

BNY Mellon-Alcentra Mezzanine III, L.P.

Notes to Financial Statements (Unaudited) (continued)

March 31, 2014

4.	Fair Value of Portfolio Investments (continued)

The following table summarizes the levels in the fair value hierarchy into which the Partnership’s financial instruments are categorized as of March 31, 2014 and December 31, 2013:

As of March 31, 2014 (Unaudited):

	Total	Level 1	Level 2	Level 3

Debt	$103,755,530	$-	$-	$103,755,530
Common Shares/Membership Units	26,603,763	-	6,880,000	19,723,763
Preferred Shares/Membership Units	24,139,546	-	-	24,139,546
Warrants	3,994,679	-	-	3,994,679
Total investments	$158,493,518	$-	$6,880,000	$151,613,518

As of December 31, 2013:

	Total	Level 1	Level 2	Level 3

Debt	$77,460,413	$-	$-	$77,460,413
Common Shares/Membership Units	24,653,409	-	4,769,000	19,884,409
Preferred Shares/Membership Units	20,149,748	-	-	20,149,748
Warrants	2,702,267	-	-	2,702,267
Total investments	$124,965,837	$-	$4,769,000	$120,196,837

There were no transfers between levels 1, 2 and 3 during the three months ended March 31, 2014 and during the year ended December 31, 2013.

During the year ended December 31, 2013, a portion of one of the Level 3 investments held by the Partnership was converted from debt to preferred shares.

BNY Mellon-Alcentra Mezzanine III, L.P.

Notes to Financial Statements (Unaudited) (continued)

March 31, 2014

4.	Fair Value of Portfolio Investments (continued)

The changes in investments classified as Level 3 are as follows for the three months ended March 31, 2014 (Unaudited) and year ended December 31 2013.

	Debt	Common Shares/ Membership Units	Preferred Shares/ Membership Units	Warrants	Total
Balance as of January 1, 2013	$65,446,132	$21,874,000	$10,858,157	$1,739,267	$99,917,556
Amortized discounts/premiums	190,362	-	-	-	190,362
Paid in-kind interest	640,407	-	1,065,627	-	1,706,034
Net realized gain (loss)	317,374	3,229,861	-	-	3,547,235
Net change in unrealized appreciation (depreciation)	(774,750)	(2,843,413)	(1,107,369)	552,061	(4,173,471)
Purchases	32,057,812	1,914,063	4,333,333	410,939	38,716,147
Sales/Return of capital	(15,416,924)	(4,290,102)	-	-	(19,707,026)
Transfers in	-	-	5,000,000	-	5,000,000
Transfers out	(5,000,000)	-	-	-	(5,000,000)
Balance as of December 31, 2013	$77,460,413	$19,884,409	$20,149,748	$2,702,267	$120,196,837

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2013	$(774,750)	$(2,013,654)	$(1,107,369)	$552,061	$(3,343,712)

	Debt	Common Shares/ Membership Units	Preferred Shares/ Membership Units	Warrants	Total

Balance as of January 1, 2014	$77,460,413	$19,884,409	$20,149,748	$2,702,267	$120,196,837
Amortized discounts/premiums	146,419	-	-	-	146,419
Paid in-kind interest	313,924	-	660,917	-	974,841
Net realized gain (loss)	-	94,409	-	-	94,409
Net change in unrealized appreciation (depreciation)	231,359	339,354	(258,156)	773,000	1,085,557
Purchases	33,822,423	-	3,587,037	519,412	37,928,872
Sales/Return of capital	(8,219,008)	(594,409)	-	-	(8,813,417)
Balance as of March 31, 2014 (Unaudited)	$103,755,530	$19,723,763	$24,139,546	$3,994,679	$151,613,518

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2014	$231,359	$433,763	$(258,156)	$773,000	$1,179,966

BNY Mellon-Alcentra Mezzanine III, L.P.

Notes to Financial Statements (Unaudited) (continued)

March 31, 2014

4.	Fair Value of Portfolio Investments (continued)

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2014 (Unaudited) and December 31, 2013, respectively.

As of March 31, 2014:

Assets at fair value	Fair Value at March 31,2014	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average

Preferred Ownership	$24,139,546	Market Approach	Enterprise Value/LTM EBITDA Multiple	4x – 8x	7.1x

Common Ownership/ Common Warrants	$30,598,442	Market Approach	Enterprise Value/LTM EBITDA Multiple	6.5x – 12.3x	9.3x

Debt	$103,755,530	Yield Analysis/ Market Approach	Yield to Maturity	7.3x – 14x	12.3%
Total	$158,493,518

As of December 31, 2013:

Assets at fair value	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average

Preferred Ownership	$20,149,748	Market Approach	Enterprise Value/LTM EBITDA Multiple	5.25x – 9x	7.5x

Common Ownership/ Common Warrants	$22,586,676	Market Approach	Enterprise Value/LTM EBITDA Multiple	5x – 14x	9.2x

Debt	$77,460,413	Yield Analysis/ Market Approach	Yield to Maturity	6.7% – 14%	12.3%
Total	$120,196,837

BNY Mellon-Alcentra Mezzanine III, L.P.

Notes to Financial Statements (Unaudited) (continued)

March 31, 2014

5.	Partners’ Capital

The Partnership held its initial closing on May 14, 2010, accepting capital commitments amounting to $105,850,000 from Limited Partners. Seven additional closings were held subsequent to May 14, 2010. The most recent of which being the final closing, took place on August 10, 2012, bringing total commitments to $210,200,000. Such capital commitments are due and payable when called by the General Partner. As of March 31, 2014 and December 31, 2013, Limited Partners have contributed $202,397,552 and $167,482,538 or 96.29% and 79.68% of their total capital commitments to the Partnership, respectively. As of March 31, 2014, the capital balances of Class A Limited Partners and Class B Limited Partners amounted to 65.91% and 28.55% of total partners’ capital, respectively.  As of December 31, 2013, the capital balances of Class A Limited Partners and Class B Limited Partners amounted to 66.60% and 28.91% of total partners’ capital, respectively.

6.	Management Fee

For the period from the commencement date of the Partnership to the fifth anniversary of the final closing date of the Partnership (the “Final Closing Date”), the Partnership will pay to the Manager a management fee at an annual rate equal to the product of 1.50% for each Class A Limited Partner and 1.00% - 1.25% for each Class B Limited Partner, in each case multiplied by such Limited Partner’s capital commitment. After the fifth anniversary of the Final Closing Date, the management fee will be paid at annual rates of 1.50% and 1.00% - 1.25% for Class A Limited Partners and Class B Limited Partners, respectively, in each case multiplied by the aggregate amount of such Limited Partner’s capital contributions used to fund the cost of investments that have not been the subject of a disposition less the aggregate amount of such Limited Partner’s capital contributions with respect to all investments which have not been disposed of prior to the date of such distribution and which have been permanently written off. The management fee is payable quarterly in advance. For the three months ended March 31, 2014, Class A Limited Partners were charged $528,719 and Class B Limited Partners were charged $170,754 in management fees. For the three months ended March 31, 2013, Class A Limited Partners were charged $502,828 and Class B Limited Partners were charged $188,014 in management fees.

The management fee is reduced by the placement fees and excess organization expenses paid by the Partnership. The management fee is further reduced by 100% of all transaction fees, investment fees, monitoring fees, management fees and directors’ fees received by the General Partner or any affiliate thereof, net of unreimbursed out-of-pocket expenses. For the three months ended March 31, 2014 and March 31, 2013, there were no placement fees, excess organizational expenses, or fees received by the Manager that reduced management fee expense in the reporting period.

7.	Distributions

Proceeds from portfolio investments will be distributed to the partners in proportion to their contributions to such investment until the partners have received a) first, 100% to all Limited Partners until the Limited Partners have received an amount equal to their aggregate capital contributions made to the Partnership (including, capital contributions made to the Partnership to fund the Partnership’s organizational expenses, management fees and other ongoing costs); b) second, 100% to all Limited Partners until the Limited Partners have received preferred returns of 8% and 5%, for Class A Limited Partners and Class B Limited Partners, respectively, per annum on the aggregate capital contributions made to the Partnership (including, capital contributions made to the Partnership to fund the Partnership’s organizational expenses, management fees and other ongoing costs); c) third, for Class A Limited Partners only, 100% to the General Partner as a carried interest distribution until the General Partner has received an amount equal to 20% of the aggregate amount of distributions; and d) thereafter (a) 80% to such Partner and (b) 20% to the General Partner. Income from short-term investments is distributed to all partners in proportion to such partners’ contributions to such investments.

BNY Mellon-Alcentra Mezzanine III, L.P.

Notes to Financial Statements (Unaudited) (continued)

March 31, 2014

7.	Distributions (continued)

For the three months ended March 31, 2014 and for the year ended December 31, 2013, the Partnership made distributions to General Partner and Limited Partners totaling $3,941,341 and $1,501,978, respectively. For the three months ended March 31, 2014, distributions made to Class A Limited Partners and Class B Limited Partners amounted to 70.03% and 29.97% of total distributions, respectively. For the year ended December 31, 2013, distributions made to Class A Limited Partners and Class B Limited Partners amounted to 69.82% and 29.88% of total distributions, respectively.

Upon the termination of the Partnership, if it is determined that the General Partner has received carried interest distributions in excess of the amount it would have received had such distributions been determined on a cumulative basis, a clawback payment of such excess is required of the General Partner.

Distributions to limited partners during the three months ended March 31, 2014 (unaudited) broken down as follows:

Return on capital	$3,191,341
Return of capital	750,000
Total	$3,941,341

Distributions to limited partners during the year ended December 31, 2013 are broken down as follows:

Return on capital	$12,015,381
Return of capital	12,826,908
Total	$24,842,289

8.	Allocation of Profits and Losses

Allocations of Partnership profits are made in a manner which is consistent with, and gives effect to, the distribution procedures outlined in Note 6 above. Partnership losses are allocated to all partners in proportion to such partners’ capital commitments or to such partners’ percentage ownership in such investment from which the losses arose, or if there is no such investment, in proportion to their capital commitment. For the three months ended March 31 2014 and December 31, 2013, the General Partner was allocated carried interest distributions of $924,599 and $1,804,963, respectively.

As a result of the completion of Alcentra’s initial public offering, the General Partner’s allocated carried interest as of May 8, 2014 was reallocated to the Limited Partners in accordance with the provisions of the Partnership’s Limited Partnership Agreement (December 31, 2013, as revised). The effect of this change in the Statement of Changes in Net Assets, if applied retrospectively as of March 31, 2014, is as follows:

	General	Limited
	Partner	Partners	Total
Balance as of December 31, 2013	4,967,879	$105,671,548	$110,639,427
Capital contributions	-	34,915,014	34,915,014
Distributions	-	(3,941,341)	(3,941,341)
Net increase in net assets resulting from operations	-	6,466,682	6,466,682
Carried interest allocation	(5,042,019)	5,042,019	-
Balance as of March 31, 2014 (Unaudited)	$(74,140)	$148,153,922	$148,079,782

9.	Related Party Transactions

Certain employees of the Manager are Limited Partners of the Partnership. As of March 31, 2014, an affiliate of the Partnership also has a $50.0 million commitment to the Partnership as a Limited Partner. As of March 31, 2014 and December 31, 2013, this Limited Partner has contributed $48,460,603 and $40,136,386, respectively, or 96.92% and 80.27%, respectively, of its total capital commitments to the Partnership.

The amounts due from Limited Partners, amounts due to affiliates and distributions payable amounting to $71,401 (December 31, 2013: $6,635), $9,703 (December 31, 2013: $10,989) and $168 (2013: $168), respectively, relate to capital activity during the period. Additionally, the Partnership incurred $699,473 (December 31, 2013: $2,828,119) in management fees, of which $1,000 (2013: $715,014) was payable to the Manager as of March 31, 2014.

BNY Mellon-Alcentra Mezzanine III, L.P.

Notes to Financial Statements (Unaudited) (continued)

March 31, 2014

10.	Line of Credit

The Partnership entered into a credit agreement with the Administrator under which the Partnership can borrow an aggregate principal amount of $15 million for the financing of portfolio investments. Interest is charged at the Alternative Rate, defined as the higher of (a) the Federal Fund Rate and (b) the Overnight LIBOR Rate, plus 130 basis points. The interest rate, period to date, has ranged from 1.39% to 1.40%. The credit agreement is set to mature on dates between May 17, 2014 and June 29, 2014. As of March 31, 2014 and December 31, 2013, the Partnership had outstanding borrowings of $15,000,000 and $15,000,000, respectively. For the three months ended March 31, 2014, the Partnership borrowed an average of $15,000,000. On April 17, 2014, the Partnership repaid the outstanding borrowing of $15,000,000.

11.	Market and Other Risk Factors

At March 31, 2014, the Partnership’s portfolio investments are mostly comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is concentrated in the ten industries listed in Note 12. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Partnership’s investments.

Economic conditions in 2014 continued to impact revenues and operating cash flows for most businesses and continued to impact the lending markets, leaving many businesses unable to borrow or refinance debt obligations. These restrictions on obtaining available financing, coupled with the continuing economic slowdown, have resulted in a low volume of purchase and sale transactions across all industries, which has limited the amount of observable inputs available to the General Partner in estimating the fair value of the Partnership’s investments. The General Partner estimates the fair value of investments for which observable market prices in active markets do not exist based on the best information available, which may differ significantly from values that would have otherwise been used had a ready market for the investments existed and the differences could be material.

Market conditions may deteriorate, which may negatively impact the estimated fair value of the Partnership’s investments or the amounts which are ultimately realized for such investments.

The above events are beyond the control of the Partnership and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to significant limitations and uncertainties. There may also be risk associated with the concentration of investments in one geographic region or in certain industries.

12.	Commitments and Contingencies

The Partnership enters into contracts in the ordinary course of business that contain a variety of indemnifications or warranties. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had any claims or losses pursuant to such contracts and expects the risk of loss to be remote.

The liability of each Limited Partner is limited to its unfunded capital commitment, which obligations shall be enforceable to the fullest extent allowed by the Delaware Revised Uniform Limited Partnership Act (the Delaware Act), and any return of distributed capital that may be required by law. Under the Delaware Act, the General Partner is liable for all obligations of the Partnership, without limitation. As of March 31, 2014 and December 31, 2013, there was $2.6 million of unfunded commitments to portfolio companies.

BNY Mellon-Alcentra Mezzanine III, L.P.

Notes to Financial Statements (Unaudited) (continued)

March 31, 2014

12.	Commitments and Contingencies (continued)

In the normal course of business, the Partnership enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. In addition, under the terms of the Limited Partnership Agreement, the Partnership has agreed to indemnify the General Partner, its officers, directors, employees, agents or any person who serves on behalf of the Partnership from any loss, claim, damage, or liability which such person incurs by reason of his performance of activities of the Partnership, provided they acted in good faith. Based on experience, the General Partner expects the risk of loss related to the Partnership’s indemnifications to be remote.

13.	Classification of Portfolio Investments

As of March 31, 2014 (unaudited), the Partnership’s portfolio investments were categorized as follows:

	Cost	Fair Value	% of Net Assets*
Industry
Technology	$29,252,473	$42,186,534	28.48%
Healthcare	17,851,930	18,345,930	12.40%
Disaster Recovery Services	19,113,766	17,744,766	11.98%
Restoration Services	16,108,709	16,108,709	10.88%
Infrastructure Maintenance	14,573,604	14,573,604	9.84%
Food and Beverage	12,400,308	12,294,308	8.30%
Waste Management Services	11,114,709	11,114,709	7.50%
Education	11,593,908	10,345,608	6.98%
Media & Entertainment	8,648,880	9,053,010	6.12%
Energy Service Company	10,046,355	6,726,350	4.54%
	$150,704,642	$158,493,518	107.02%

Geographic Region
Eastern United States	92,374,799	$102,951,680	69.52%
West United States	35,883,180	36,521,180	24.66%
Midwest United States	22,446,663	19,020,658	12.84%
	$150,704,642	$158,493,518	107.02%

Investment Type
Debt	$104,298,921	$103,755,538	70.07%
Common Shares/Membership Units	20,914,063	26,603,763	17.97%
Preferred Shares/Membership Units	24,561,035	24,139,546	16.30%
Warrants	930,623	3,994,679	2.69%
Total	$150,704,642	$158,493,518	107.02%

*Fair value as a percentage of Net Assets

BNY Mellon-Alcentra Mezzanine III, L.P.

Notes to Financial Statements (Unaudited) (continued)

March 31, 2014

13.	Classification of Portfolio Investments (continued)

As of December 31, 2013, the Partnership’s portfolio investments were categorized as follows:

	Cost	Fair Value	% of Net Assets*
Industry
Technology	$27,641,303	$36,492,364	32.98%
Healthcare	17,788,791	18,409,791	16.64%
Media & Entertainment	16,401,228	16,796,478	15.18%
Food and Beverage	12,391,564	12,391,564	11.20%
Disaster Recovery Services	13,239,853	11,906,520	10.76%
Waste Management Services	10,802,784	10,802,784	9.76%
Education	11,590,021	10,702,958	9.68%
Energy Service Company	10,017,974	6,868,969	6.21%
Defense Services	500,000	594,409	0.54%
	$120,373,518	$124,965,837	112.95%

Geographic Region
Eastern United States	$78,263,263	$85,586,587	77.36%
Midwest United States	22,409,538	19,260,533	17.41%
West United States	19,700,717	20,118,717	18.18%
	$120,373,518	$124,965,837	112.95%

Investment Type
Debt	$78,235,163	$77,460,413	70.02%
Common Shares/Membership Units	21,414,063	24,653,409	22.28%
Preferred Shares/Membership Units	20,313,081	20,149,748	18.21%
Warrants	411,211	2,702,267	2.44%
Total	$120,373,518	$124,965,837	112.95%

*Fair value as a percentage of Net Assets

BNY Mellon-Alcentra Mezzanine III, L.P.

Notes to Financial Statements (Unaudited) (continued)

March 31, 2014

14.	Financial Highlights

The following performance ratios and internal rate of return (“IRR”) (since inception) are presented for the Limited Partners as a single class, taken as a whole. The actual ratios of each individual investor may vary and are dependent upon the specific allocations of income and expense to such investor and the timing of capital transactions for such investor.

The net investment income (loss) ratio and the expense ratio are computed using the weighted average capital of the Limited Partners during the periods. The net investment income (loss) ratio does not include the effects of the carried interest allocation. The weighted average capital calculation reflects a measure of capital after each capital contribution, distribution or other significant change in capital at the end of each quarterly accounting period. The IRR was computed based on the actual dates of Limited Partners’ cash inflows (capital contributions) and outflows (cash and stock distributions), and the residual value of the Limited Partners’ capital accounts as of March 31 2014 (unaudited) and December 31, 2013.

	March 31,	December 31,
	2014	2013

Net investment income (loss) ratio before carried interest allocation	10.79%	7.50%

Expense ratio before carried interest allocation	2.80%	3.54%

Carried interest allocation	0.77%	1.80%

Expense ratio after carried interest allocation	3.57%	5.34%

Cumulative IRR after carried interest allocation	11.04%	10.03%

These financial highlights may not be indicative of future performance.

15.	Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we have subsidiaries that are not required to be consolidated. We have two unconsolidated significant subsidiaries (The DRC Group and FST Technical Services, LLC) that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the three months ended March 31, 2014.

	As of		For the period ended
Balance Sheet	March 31, 2014	Income Statement	March 31, 2014

Current Assets	48,627,247	Net Sales	43,548,913
Noncurrent Assets	29,923,570	Gross Profit	17,501,720
Current Liabilities	25,855,864	Net Income (Loss)	13,932,829
Noncurrent Liabilities	20,077,339

BNY Mellon-Alcentra Mezzanine III, L.P.

Notes to Financial Statements (Unaudited) (continued)

March 31, 2014

15.	Unconsolidated Significant Subsidiaries (continued)

In accordance with the SEC’s Regulation S-X and GAAP, we have subsidiaries that are not required to be consolidated. We have certain unconsolidated significant subsidiaries that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the year ended December 31, 2013.

	As of		For the year ended
Balance Sheet	December 31, 2013	Income Statement	December 31, 2013

Current Assets	14,298,448	Net Sales	38,655,576
Noncurrent Assets	32,385,291	Gross Profit	11,532,026
Current Liabilities	4,606,485	Net Income (Loss)	(8,157,148)
Noncurrent Liabilities	20,295,994

In addition to the risks associated with our investments in general, there are unique risks associated with our investments in each of these entities. In this regard, The DRC Group derives significantly all of its revenue from contracts with federal, state and local governments and governmental agencies. As a result, if it does not comply with the terms of a contract or with regulations or statutes, it could be subject to downward contract price adjustments or refund obligations or could in extreme circumstances be assessed penalties or be debarred or suspended from obtaining future contracts for a specified period of time. Any such suspension or debarment or other sanction could have an adverse effect on its business.

Similarly, the business and growth of FST Technical Services, LLC depends in large part on the continued trend toward outsourcing of certain services to the semiconductor and biopharmaceutical industries. There can be no assurance that this trend in outsourcing will continue, as companies may elect to perform such services internally. A significant change in the direction of this trend generally, or a trend in the semiconductor and biopharmaceutical industry not to use, or to reduce the use of, outsourced services such as those provided by it, could significantly decrease its revenues and such decreased revenues could have a material adverse effect on it or its results operations or financial condition.

16.	Subsequent Events

The Partnership has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

Add-on Investments of the Partnership:

Subsequent to March 31, 2014, add-on investments were made by Fund III and the Warehouse Facility to the following portfolio companies:

	Type of Investment	Percentage of Class Owned	Maturity	Date Funded	Investment

Southern Technical Institute, Inc.	Common Equity	8.56%	—	4/2/2014	787,500
The DRC Group	Senior Working Capital Facility Debt	—	12/31/2014	4/3/2014	1,822,173
	(8% Cash)
The DRC Group	Senior Working Capital Facility Debt	—	12/31/2014	04/10/14	752,380
	(8% Cash)
Behavioral Healthcare Realty	Preferred Equity	—	—	04/16/14	8,000,000
Dentistry For Children, Inc.	Senior Subordinated Note (11% cash,	—	9/1/2017	04/21/14	3,566,045
	2.25% PIK)
	Equity	1.14%	—	04/21/14	500,000
Wholesome Sweetners, Inc.	Senior Subordinated Note (12% cash,	—	10/6/2017	04/21/14	2,801,142
	2% PIK)
	Common Shares	0.51%	—	04/21/14	500,000
				Total	$18,729,240

Alcentra’s Initial Public Offering:

On May 8, 2014, the Partnership sold the Fund III Acquired Assets”) to Alcentra, an externally managed, non-diversified closed-end management investment company that has filed an election to be regulated as a business development company under the 1940 Act, for $64.4 million in cash and $91.5 million in shares of Alcentra’s common stock. Alcentra’s investment activities are managed by the Manager. Concurrent with Alcentra’s acquisition of the Fund III Acquired Assets from the Partnership, Alcentra also purchased for $29 million in cash certain additional investments (the “Warehouse Portfolio”) from Alcentra Group. The Warehouse Portfolio consisted of approximately $29 million in debt investments originated by the investment professionals of the Manager and purchased by Alcentra Group using funds under a warehouse credit facility provided by The Bank of New York Mellon Corporation in anticipation of the initial public offering of Alcentra’s shares of common stock.

Alcentra entered into the Bridge Facility to fund the purchase of the Warehouse Portfolio and to fund the cash portion of the consideration paid to the Partnership.

In May 2014, Alcentra completed its initial public offering with gross proceeds of approximately $100 million. Alcentra used $94.2 million of the proceeds from the IPO to repay the Bridge Facility in full. Alcentra also intends to elect to be treated as a RIC under Subchapter M of the Code, for U.S. federal income tax purposes.

Warehouse Portfolio

The fair value of each investment in the Warehouse Portfolio, which was determined in good faith by the Board, as of March 31, 2014 and December 31, 2013 is as follows:

Portfolio Company/Type of Investment	Industry	Cost as of March 31, 2014	Fair Value as of March 31, 2014
Aphena Pharma Solutions 10.5% (7% cash and 3.5% PIK)	Packaging	$3,196,401	$3,205,000
Behavioral Healthcare Realty 12% (12% cash and 0% PIK)	Rehabilitation	8,000,000	8,000,000
Black Diamond Rentals 14% (10% cash and 4% PIK)	Oil & Gas Services	11,435,000	12,002,000
WellBiz Brands, Inc. 10.5% (7% cash and 3.5% PIK)	Physical Therapy	6,141,000	6,195,000
Total Portfolio Investments		$28,772,401	$29,402,000

Portfolio Company/Type of Investment	Industry	Cost as of December 31, 2013	Fair Value as of December 31, 2013
Aphena Pharma Solutions 10.5% (7% cash and 3.5% PIK)	Packaging	(a)	(a)
Black Diamond Rentals 14% (10% cash and 4% PIK)	Oil & Gas Services	11,435,000	11,435,000
WellBiz Brands, Inc. 10.5% (7% cash and 3.5% PIK)	Physical Therapy	6,141,000	6,141,000
Total Portfolio Investments		$17,576,000	$17,576,000

(a)	This investment was made after March 31, 2014. Our investment in Behavioral Healthcare Realty was acquired on April 16, 2014 at a cost of $8,000,000.
28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with Alcentra NY, LLC;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	our ability to maintain our qualification as a business development company; and

•	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

BNY Mellon-Alcentra Mezzanine III, L.P. (the “Partnership” or “Fund III”) is a Delaware limited partnership, which commenced operations on May 14, 2010. The Partnership was formed for the purpose of seeking current income and long-term capital appreciation by making investments in senior debt securities, subordinated debt securities, and common and preferred equity securities with equity rights or participations in U.S.-based middle market companies. BNY Mellon-Alcentra Mezzanine III (GP), L.P. (the “General Partner”), a Delaware limited liability company, is the General Partner of the Partnership. BNY Mellon-Alcentra Mezzanine Partners (the “Manager”), a division of Alcentra NY, LLC (“Alcentra Group”) and an affiliate of the General Partner, manages the investment activities of the Partnership. Alcentra NY, LLC is wholly owned by BNY Alcentra Group Holdings, Inc. which is wholly owned by The Bank of New York Mellon Corporation.

Alcentra Capital Corporation (“ACC” or the “Company,”), a Maryland corporation formed in June 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (“the Code”) for U.S. federal income tax purposes.

In May, 2014, ACC priced its initial public offering (the “Offering”), selling 7,416,666 shares, including the underwriters’ over-allotment, at a price of $15.00 per share with net proceeds of approximately $107.9 million.

Immediately prior to the Offering, Fund III sold all of its assets other than its investment in the shares of common stock and warrants to purchase common stock of GTT Communications (the “Fund III Acquired Assets”) to ACC for $64.4 million in cash and $91.5 million in shares of ACC’s common stock. Concurrent with ACC’s acquisition of the Fund III Acquired Assets from Fund III, ACC also purchased for $29 million in cash certain additional investments (the “Warehouse Portfolio”) from Alcentra Group. The Warehouse Portfolio consisted of approximately $29 million in debt investments originated by the investment professionals of the Manager and purchased by Alcentra Group using funds under a warehouse credit facility provided by The Bank of New York Mellon Corporation in anticipation of the Offering.

ACC entered into a senior secured term loan agreement (the “Bridge Facility”) with ING Capital LLC as lender that it used to fund the purchase of the Warehouse Portfolio and to fund the cash portion of the consideration paid to Fund III. In May 2014, ACC used $94.2 million of the proceeds from the Offering to repay the Bridge Facility in full.

The Company entered into an investment advisory agreement (the “Advisory Agreement”) with Alcentra NY, LLC and an administrative agreement with State Street Bank and Trust Company (the “Administrator”).

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments by targeting investment opportunities with favorable risk-adjusted returns. The Company invests primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making direct equity investments in such companies

As a BDC, we are required to comply with certain regulatory requirements. For instance, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States.

We intend to elect to be treated for tax purposes as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.

Since ACC did not commence investment operations until earlier May 2014, the discussion and analysis of financial condition and results of operations as of March 31, 2014 described in this section pertains to the historical operations of Fund III given that ACC acquired substantially all of Fund III’s investment portfolio in connection with the acquisition of the Fund III Acquired Assets. However, ACC did not assume any liabilities of Fund III in connection with the acquisition of the Fund III Acquired Assets or contractual arrangements of Fund III, including with its lender or the Manager, in connection with the acquisition of the Fund III Acquired Assets other than to fund $2.6 million under revolving lines of credit. As a result, you should be mindful of the foregoing facts when reviewing the discussion and analysis set forth in this section as well as in connection with reviewing the financial information contained elsewhere in this Form 10-Q.

In addition, the discussion and analysis below does not take into account or otherwise relate to the Warehouse Portfolio acquired by ACC from Alcentra Group. For additional information on each of the investments that comprise the Warehouse Portfolio, see Note 15. “Subsequent Events” to the financial statements of Fund III included elsewhere in this Form 10-Q.

As used in this section, the terms “we” and “us” refer to Fund III for the periods prior to the Offering and refer to ACC for the periods after the Offering.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in middle-market companies (typically those with $5.0 million to $15.0 million of EBITDA) through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment.

As of March 31, 2014, we had $158.3 million (at fair value) invested in 15 companies, including $6.8 million in shares of common stock and $2.3 million in warrants to purchase common stock of GTT Communications which were not acquired by ACC in connection with the acquisition of the Fund III Acquired Assets. We referred to this common stock and warrant investment as the “Excluded Assets.” As of March 31, 2014, our portfolio included approximately 35% of first lien debt, 30% of mezzanine debt and 35% of equity investments (17% of which related to the Excluded Assets) at fair value. The composition of our investments as of March 31, 2014 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$56,879,078	$56,335,687

Unsecured Debt	47,419,843	47,419,843
Equity*	46,405,721	54,737,988
Total Investments	$150,704,642	$158,493,518

*	Includes the Excluded Assets. The aggregate cost basis and fair value of the Excluded Assets at March 31, 2014 was $2.4 million and $9.2 million, respectively.

As of December 31, 2013, we had $124.9 million (at fair value) invested in 14 portfolio companies, including $6.2 million (at fair value) relating to the Excluded Assets. As of December 31, 2013, our portfolio included approximately 30% of first lien debt, 32% of mezzanine debt and 38% of equity investments at fair value. The composition of our investments as of December 31, 2013 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$38,351,678	$37,576,928

Unsecured Debt	39,883,485	39,883,485
Equity*	42,138,355	47,505,424
Total Investments	$120,373,518	$124,965,837

*	Includes the Excluded Assets. The aggregate cost basis and fair value of the Excluded Assets at December 31, 2013 was $2.4 million and $6.2 million, respectively.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2014 and December 31, 2013, we had one such investment with aggregate unfunded commitments of $2.6 million in both periods.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2014:

	Cost	Fair Value	% of Total Investments
Alabama	19,113,766	17,744,766	11.20%
Illinois	16,108,709	16,108,709	10.16%
Virginia*	8,291,538	15,099,599	9.53%
Pennsylvania	14,573,604	14,573,604	9.20%
Arizona	14,106,052	14,421,052	9.10%
Connecticut	12,291,673	13,544,709	8.55%
Texas	12,400,313	12,997,308	8.20%
New Jersey	6,854,883	12,665,883	7.99%
California	13,140,335	12,614,419	7.96%
Georgia	12,183,511	12,354,511	7.79%
Florida	11,593,908	10,345,608	6.53%
Michigan	10,046,350	6,023,350	3.80%

	150,704,642	158,493,518	1.00

*	Includes the Excluded Assets. The aggregate cost basis and fair value of the Excluded Assets at March 31, 2014 was $2.4 million and $9.2 million, respectively.

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
Connecticut	20,135,262	21,305,262	17.05%
Arizona	14,034,723	14,034,723	11.23%
Texas	12,391,569	13,184,564	10.55%
California	12,734,744	12,377,994	9.91%
Georgia	12,122,797	12,325,797	9.86%
New Jersey	6,852,457	11,964,457	9.57%
Alabama	13,239,853	11,906,520	9.53%
Florida	11,590,021	10,702,958	8.56%
Virginia*	6,754,123	10,493,184	8.40%
Michigan	10,017,969	6,075,969	4.86%
Pennsylvania	500,000	594,409	0.48%
	120,373,518	124,965,837	100.00%

*	Includes the Excluded Assets. The aggregate cost basis and fair value of the Excluded Assets at December 31, 2013 was $2.4 million and $6.2 million, respectively.

The following is a summary of industry concentration of our investment portfolio as of March 31, 2014:

	Cost	Fair Value	% of Total Investments
Technology and Telecom*	$29,252,473	$42,186,534	26.64%
Healthcare	17,851,930	18,345,930	11.59%
Disaster Recovery Services	19,113,766	17,744,766	11.21%
Restoration Services	16,108,709	16,108,709	10.17%
Infrastructure Maintenance	14,573,604	14,573,604	9.20%
Food and Beverage	12,400,308	12,294,308	7.76%
Waste Management Services	11,114,709	11,114,709	7.02%
Education	11,343,908	10,345,608	6.38%
Media and Entertainment	8,651,384	9,053,000	5.78%
Energy Service Company	10,046,355	6,726,350	4.25%
	$150,457,146	$158,493,518	100.00%

*	Includes the Excluded Assets. The aggregate cost basis and fair value of the Excluded Assets at March 31, 2014 was $2.4 million and $9.2 million, respectively.

The following is a summary of industry concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
Technology and Telecom*	$27,641,303	$36,492,364	29.2%
Healthcare	17,788,791	18,409,791	14.73%
Media and Entertainment	16,401,228	16,796,478	13.44%
Food and Beverage	12,391,564	12,391,564	9.92%
Disaster Recovery Services	13,239,853	11,906,520	9.53%
Waste Management Services	10,802,784	10,802,784	8.64%
Education	11,590,021	10,702,958	8.56%
Energy Service Company	10,017,974	6,868,969	5.50%
Defense Services	500,000	594,409	.48%

	$120,373,518	$124,965,837	100.00%

*	Includes the Excluded Assets. The aggregate cost basis and fair value of the Excluded Assets at December 31, 2013 was $2.4 million and $6.2 million, respectively.

At March 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $10.0 million and $10.5 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $19.1 million and $17.7 million, respectively. At December 31, 2013, our average portfolio company investment at amortized cost and fair value was approximately $8.5 million and $8.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $14.0 million and $14.0 million, respectively.

At March 31, 2014, 12.37% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 87.63% bore interest at fixed rates. At December 31, 2013, 100% of our debt investments bore interest at fixed rates.

The weighted average yield on all of our debt investments as of March 31, 2014 and December 31, 2013 was approximately 13.0% and 13.1%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

As of March 31, 2014 and December 31, 2013, we had cash of $4.6 million and $0.7 million, respectively.

Investment Activity

During the quarter ended March 31, 2014, we made $32.0 million of investments in two new portfolio companies. During the quarter ended March 31, 2014, we received $8.9 million in proceeds from debt repayments.

During the year ended December 31, 2013, we made $41.2 million of investments in four new portfolio companies. During the year ended December 31, 2013, we received $16.1 million in proceeds from repayments.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Asset Quality

We currently do not use a rating system to monitor portfolio performance. As the portfolio grows in size, we would expect to implement a portfolio rating system.

Loans and Debt Securities on Non-Accrual Status

We will generally not accrue interest on loans and debt securities if principal or interest cash payments are past due 30 days or more and/or we have reason to doubt our ability to collect such interest. As of March 31, 2014 and December 31, 2013, we had no loans on non-accrual status.

Results of Operations

An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

Comparison of the Three Months ended March 31, 2014 and 2013

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees. Total investment income for the three months ended March 31, 2014 totaled $4.0 million and was primarily composed of interest income, including $0.9 million of PIK income and $0.3 million of miscellaneous fees. Total investment income for the three months ended March 31, 2013 was $2.6 million including $0.3 million of PIK interest and $0.1 million of miscellaneous fees.

The increase in investment income in the respective periods was due to the growth in the overall investment portfolio.

Expenses

Operating expenses for the three months ended March 31, 2014 totaled $0.8 million. Operating expenses totaled $0.7 million for the three months ended March 31, 2013. Operating expenses consisted of base management fees, administrative services expenses, professional fees, and other general and administrative expenses.

For the three months ended March 31, 2014 and 2013, we incurred base management fees payable to the Manager of $0.7 million and $0.7 million, respectively.

Fund III had entered into a credit agreement under which could borrow an aggregate principal amount of $15 million for the financing of portfolio investments. Borrowings under the credit agreement were $15.0 million and $15.0 million as of March 31, 2014 and December 31, 2013, respectively.

Interest is charged at the Alternative Rate, defined as the higher of (a) the Federal Fund Rate and (b) the Overnight LIBOR Rate, plus 130 basis points. The interest rate, period to date, ranged from 1.39% to 1.40%. Fund III recorded interest and fee expense of $0.1 million for the three months ended March 31, 2014. The average borrowings under the credit agreement for the three months ended March 31, 2014 were $15.0 million. The credit agreement, which was not assumed by ACC in connection with the acquisition of Fund III Acquired Assets, terminated on April 24, 2014.

Fund III recorded interest and fee expense of $0.06 million for the three months ended March 31, 2013, of which $.03 million was interest expense, The average borrowings under the credit agreement for the three months ended March 31, 2013 was $5 million.

Administrative expenses for the three months ended March 31, 2014 totaled $0.08 million. Administrative expenses for the three months ended March 31, 2013 totaled $0.03 million.

The discussion of our expenses above relates to the historical operations of Fund III and will be different from ACC’s expense structure on a going forward basis in the following important respects:

•	Under the Advisory Agreement, ACC will pay Alcentra NY, LLC (the “Adviser”) a base management fee calculated at an annual rate as follows: 1.75% of its gross assets (i.e., total assets held before deduction of any liabilities), including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such as investments in U.S. Treasury Bills), if its gross assets are below $625 million; 1.625% of its total gross assets if our gross assets are between $625 million and $750 million; and 1.5% of its gross assets if its assets are greater than $750 million. These various management fee percentages (i.e. 1.75%, 1.625% and 1.5%) would apply to ACC’s entire gross assets in the event its gross assets exceed the various gross asset thresholds. See Note. 5 “Management Fee” for a discussion of the management fee that was payable by Fund III to the Manager.

•	In addition, ACC will pay the Adviser an incentive fee under the Advisory Agreement which consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of ACC’s “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a hurdle rate of 2% per quarter (8% annualized), and is subject to a “catch-up” feature. The second part is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the Advisory Agreement, as of the termination date) and equals 20% of ACC’s aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. See Note 6. “Distributions” for a discussion of distributions that were payable by Fund III to the General Partners.

•	The Adviser has agreed to waive its fees (base management and incentive fee), without recourse against or reimbursement by ACC, for the remainder of the quarter in which the Offering is completed and the subsequent four quarters to the extent required in order for ACC to earn a quarterly net investment income to maintain a targeted dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis).

•	ACC’s primary operating expenses will include the payment of fees to the Adviser under the Advisory Agreement and ACC’s allocable portion of overhead expenses under the Advisory Agreement, including payments under the administration agreement with the Administrator.

•	Aside from these operating expenses, ACC will bear all other out-of-pocket costs and expenses of its operations and transactions, including:

•	future offering expenses;

•	the cost of calculating its net asset value;

•	the cost of effecting sales and repurchases of shares of its common stock and other securities;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts (including attendance at industry and investor conferences and similar events);

•	federal and state registration fees;

•	any exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements, stockholders’ reports and notices;

•	costs of preparing government filings, including periodic and current reports with the SEC;

•	fidelity bond, liability insurance and other insurance premiums; and

•	printing, mailing, independent accountants and outside legal costs and all other direct expenses incurred by either our Adviser or ACC in connection with administering ACC’s business, including the compensation of ACC’s Chief Accounting Officer and Chief Compliance Officer, and their respective staffs that will be based upon ACC’s allocable portion of overhead and other expenses incurred by the Adviser in performing its obligations under the Advisory Agreement.

•	In connection with the Offering, ACC entered into a senior secured revolving credit agreement (“Credit Facility”) with ING Capital LLC, as administrative agent and lender. The Credit Facility initially provided for borrowings of up to $20.0 million at closing and with the addition of one additional eligible investment shortly thereafter, ACC’s borrowing capacity under the Credit Facility increased to $67.5 million. In addition, subsequent to the closing of the overallotment of the Offering, two additional lenders joined the Credit Facility increasing the size of the Credit Facility to $80 million. The Credit Facility has a maturity date of May 8, 2018 and bears interest, at ACC’s election, at a rate per annum equal to (i) the one, three or six month LIBOR, as applicable, plus 3.25% or (ii) 2.25% plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5% and (C) three month LIBOR plus 1.0%. The Credit Facility is secured by a first priority security interest in all of ACC’s portfolio investments, the equity interests in certain of its direct and indirect subsidiaries and substantially all of its other assets. ACC is also be subject to customary covenants and events of default typical of a facility of this type.

Net Investment Income

For the three months ended March 31, 2014, net investment income was $3.2 million. For the three months ended March 31, 2013, net investment income was $1.9 million.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Repayments of investments and amortization of other certain investments for the three months ended March 31, 2014 totaled $8.9 million and net realized gains totaled $0.1 million.

Repayments of investments and amortization of other certain investments for the three months ended March 31, 2013 totaled $1.1 million and net realized gains totaled $0 million.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2014 and 2013 totaled $3.2 million and $0.2 million, respectively. Approximately $3.0 million of the unrealized appreciation on investments for the three months ended March 31, 2014 related to the Excluded Assets.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2014, net increase in net assets resulting from operations totaled $6.5 million.

For the three months ended March 31, 2013, net increase in net assets resulting from operations totaled $2.1 million.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $27.0 million for the three months ended March 31, 2014, primarily in connection with the purchase of investments. Our financing activities for the three months ended March 31, 2014 provided cash of $30.9 million primarily from capital contributions received from limited partners.

Our operating activities used cash of $7.1 million for the three months ended March 31, 2013, primarily in connection with purchases of our investments. Our financing activities for the three months ended March 31, 2013 provided cash of $8.5 million primarily from capital contributions received from limited partners.

Our liquidity and capital resources are derived from the capital contributions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as distributions to the Limited Partners. After the Offering, we expect to use these capital resources as well as proceeds from turnover within our portfolio, borrowings under the Credit Facility and from public and private offerings of securities to finance our investment activities.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2014, our off-balance sheet arrangements consisted of $2.6 million of unfunded commitments to provide debt financing to one of our portfolio companies. As of December 31, 2013, our off-balance sheet arrangements consisted of $2.6 million of unfunded commitments to provide debt financing to one of our portfolio companies.

Recent Developments

Subsequent to March 31, 2014, add-on investments were made by Fund III and the Warehouse Facility to the following portfolio companies:

	Type of Investment	Percentage of Class Owned	Maturity	Date Funded	Investment

Southern Technical Institute, Inc.	Common Equity	8.56%	—	4/2/2014	787,500
The DRC Group	Senior Working Capital Facility Debt	—	12/31/2014	4/3/2014	1,822,173
	(8% Cash)
The DRC Group	Senior Working Capital Facility Debt	—	12/31/2014	04/10/14	752,380
	(8% Cash)
Behavioral Healthcare Realty		—	—	04/16/14	8,000,000
Dentistry For Children, Inc.	Senior Subordinated Note (11% cash,	—	9/1/2017	04/21/14	3,566,045
	7.25% PIK)
	Equity	1.14%	—	04/21/14	500,000
Wholesome Sweetners, Inc.	Senior Subordinated Note (12% cash,	—	10/6/2017	04/21/14	2,801,142
	2% PIK)
	Common Shares	0.51%	—	04/21/14	500,000
				Total	$18,729,240

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

Valuation of portfolio investments

We generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by ACC’s board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least once annually. With respect to unquoted securities, we value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies and other factors.

Because there is not a readily available market for substantially all of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by ACC’s board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, ACC’s board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with our senior management and the Adviser committee;

•	The audit committee of ACC’s board of directors then reviews these preliminary valuations;

•	At least once quarterly, independent valuation firms engaged by ACC’s board of directors will prepare valuations on a selected basis and submit reports to the board of directors; and

•	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Adviser, the independent valuation firm and the audit committee.

Revenue recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We will not accrue interest on loans and debt securities if principal or interest cash payments are past due 30 days or more and/or we have reason to doubt our ability to collect such interest.

Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination is recorded as interest income. We record prepayment premiums on loans and debt securities as interest income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three months ended March 31, 2014 and March 31, 2013, 12% and 0%, or 1 and 0 of the loans in our portfolio bore interest at floating rates, respectively. In the future, we expect other loans in our portfolio will have floating rates. For the three months ended March 31, 2014 and March 31, 2013, we did not engage in hedging activities.

Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in certain published indices such as the LIBOR rate in connection with the Credit Facility.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer (“CEO”) and its Chief Accounting Officer (“CAO”), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently subject to any material legal proceedings, nor, its knowledge, is any material legal proceeding threatened against it. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of its rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its financial condition or results of operations.

Item 1A. Risk Factors

There has been no material change in the information provided under the heading “Risk Factors” in the Company’s final prospectus filed with the SEC on May 9, 2014. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial may materially affect its business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Accounting Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 19, 2014

By:	/s/ Paul J. Echausse
Name: Paul J. Echausse
Title: Chief Executive Officer and President

By:	/s/ Ellida McMillan
Name: Ellida McMillan
Title: Chief Accounting Officer, Secretary, and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Accounting Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

