Form 10-Q
period 2014-06-30
Alcentra Capital Corp
filed 2014-08-13
CIK 1578620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 13, 2014 was 13,516,766.

ALCENTRA CAPITAL CORPORATION

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Financial Statements of Alcentra Capital Corporation:

Consolidated Statement of Assets and Liabilities as of June 30, 2014 (unaudited)	3

Consolidated Statement of Operations for the period from May 8, 2014 (commencement of operations) to June 30, 2014 (unaudited)	4

Consolidated Statement of Changes in Net Assets for the period from May 8, 2014 (commencement of operations) to June 30, 2014 (unaudited)	5

Consolidated Statement of Cash Flows for the period from May 8, 2014 (commencement of operations) to June 30, 2014 (unaudited)	6

Consolidated Schedule of Investments of Alcentra Capital Corporation as of June 30, 2014 (unaudited)	7

Financial Statements of BNY Mellon-Alcentra Mezzanine III, L.P.:

Statement of Assets and Liabilities as of December 31, 2013	3

Statements of Operations for the period from April 1, 2014 to May 7, 2014, for the period from January 1, 2014 to May 7, 2014, and for the three- and six-month periods ended June 30, 2013 (unaudited)	4

Statements of Changes in Net Assets for the period from January 1, 2014 to May 7, 2014 and for the six-month period ended June 30, 2013 (unaudited)	5

Statements of Cash Flows for the period from January 1, 2014 to May 7, 2014 and for the six-month period ended June 30, 2013 (unaudited)	6

Schedule of Investments of BNY Mellon-Alcentra Mezzanine III, L.P. as of December 31, 2013	11

Notes to Unaudited Consolidated Financial Statements	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION	40

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	41

SIGNATURES	42

PART I — FINANCIAL INFORMATION

On May 8, 2014, Alcentra Capital Corporation (the “Company”) acquired substantially all of the investment portfolios of BNY Mellon-Alcentra Mezzanine III, L.P. (the “Partnership”). Except for the $1,500 seed capital, the Company had no assets or operations prior to the acquisition of the investment portfolios of the Partnership and as a result, the Partnership is considered a predecessor entity of the Company for purposes of this Quarterly Report.

Item 1. Financial Statements

Alcentra Capital Corporation and Subsidiary
Consolidated Statement of Assets and Liabilities

	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.
	As of June 30, 2014 (Unaudited)	As of December 31, 2013
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $113,745,142 and $57,569,745, respectively)	$113,692,949	$63,987,210
Non-controlled, affiliated investments, at fair value (cost $52,152,865 and $35,529,197, respectively)	52,003,354	35,037,384
Controlled, affiliated investments, at fair value (cost $33,013,696 and $27,274,576, respectively)	34,547,873	25,941,243
Total of portfolio investments, at fair value (cost $198,911,703 and $120,373,518, respectively)	200,244,176	124,965,837
Cash	24,407,025	729,431
Dividends and interest receivable	560,915	736,223
Due from Limited Partners	-	6,635
Deferred financing costs	1,558,296	-
Prepaid expenses and other assets	256,101	350,000
Total Assets	$227,026,513	$126,788,126

Liabilities
Credit facility payable	$22,601,654	$15,000,000
Other accrued expenses and liabilities	83,569	326,696
Accrued organization and offering costs	1,692,023	-
Due to affiliate	-	10,989
Directors’ fees payable	80,000	-
Interest and credit facility expense payable	93,623	15,614
Management fee payable	524,548	715,014
Distributions payable	2,405,984	168
Capital contributions paid in advance	-	80,218
Total Liabilities	27,481,401	16,148,699

Commitments and Contingencies (Note 12)

Net Assets
General Partner	-	4,967,879
Limited Partners	-	105,671,548
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,516,766 shares issued and outstanding)	13,517	-
Additional paid-in capital	198,150,479	-
Accumulated net realized gain (loss)	-	-
Accumulated net investment income	48,643	-
Net unrealized appreciation (depreciation) on investments	1,332,473	-
Total Net Assets	199,545,112	110,639,427
Total Liabilities and Net Assets	$227,026,513	$126,788,126

Net Asset Value Per Share	$14.76	N.A.

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Statement of Operations (Unaudited)

	BNY Mellon- Alcentra Mezzanine III, L.P.	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.	BNY Mellon-Alcentra Mezzanine III, L.P.	Alcentra Capital Corporation and Subsidiary	BNY Mellon- Alcentra Mezzanine III, L.P.
	For the period from April 1, 2014 through May 7, 2014 (Unaudited)	For the period from May 8, 2014* through June 30, 2014 (Unaudited)	For the three months ended June 30, 2013 (Unaudited)	For the period from January 1, 2014 through May 7, 2014 (Unaudited)	For the period from May 8, 2014* through June 30, 2014 (Unaudited)	For the six months ended June 30, 2013 (Unaudited)
Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$942,684	$1,694,875	$1,410,955	$2,335,475	$1,694,875	$2,703,395
Paid in-kind interest income from portfolio investments	196,299	469,072	152,509	569,637	469,072	303,643
Other income from portfolio investments	544,872	-	44,713	649,961	-	68,972
Dividend income from portfolio investments	-	-	-	251,752	-	-
From non-controlled, affiliated investments:
Interest income from portfolio investments	364,795	574,922	797,163	1,089,807	574,922	1,668,782
Paid in-kind interest income from portfolio investments	146,467	252,888	25,464	341,850	252,888	53,850
Other income from portfolio investments	766,907	-	13,931	788,083	-	21,642
From controlled, affiliated investments:
Interest income from portfolio investments	255,633	458,872	303,333	769,953	458,872	566,666
Paid in-kind interest income from portfolio investments	115,201	183,995	-	521,321	183,995	-
Other income from portfolio investments	433,573	-	1,595	444,055	-	3,124
Dividend income from portfolio investments	-	-	-	-	-	-
Total investment income	3,766,431	3,634,624	2,749,663	7,761,894	3,634,624	5,390,074
Expenses:
Management fees	-	524,548	707,246	699,473	524,548	1,398,088
Professional fees	5,315	83,570	56,287	84,642	83,570	83,828
Interest and credit facility expense	9,267	290,134	32,704	50,214	290,134	65,491
Organization expense	-	180,953	-	-	180,953	-
Directors’ fees	-	80,000	-	-	80,000	-
Other expenses	7	20,792	-	7	20,792	-
Total expenses	14,589	1,179,997	796,237	834,336	1,179,997	1,547,407
Net investment income	3,751,842	2,454,627	1,953,426	6,927,558	2,454,627	3,842,667

Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) from Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(42,448)	-	41,628	51,961	-	41,628
Non-controlled, affiliated investments	-	-	-	-	-	-
Controlled, affiliated investments	-	-	-	-	-	-
Net realized gain (loss) from portfolio investments	(42,448)	-	41,628	51,961	-	41,628
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	239,964	(52,193)	1,495,643	2,974,591	(52,193)	1,708,995
Non-controlled, affiliated investments	(182,597)	(149,511)	12,000	-	(149,511)	41,000
Controlled, affiliated investments	(279,333)	1,534,177	-	-	1,534,177	-
Net change in unrealized appreciation (depreciation) from portfolio investments	(221,966)	1,332,473	1,507,643	2,974,591	1,332,473	1,749,995
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	(264,414)	1,332,473	1,549,271	3,026,552	1,332,473	1,791,623
Net Increase in Net Assets from Operations	$3,487,428	$3,787,100	$3,502,697	$9,954,110	$3,787,100	$5,634,290

Basic and diluted:
Net investment income per share	N.A.	$0.18	N.A.	N.A.	$0.18	N.A.
Earnings per share	N.A.	$0.28	N.A.	N.A.	$0.28	N.A.
Weighted Average Shares of Common Stock Outstanding	N.A.	13,516,766	N.A.	N.A.	13,516,766	N.A.

Dividends declared per common share	N.A.	$0.1780	N.A.	N.A.	$0.1780	N.A.

*	Commencement of operations of the Company

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Statement of Changes in Net Assets (Unaudited)

	BNY Mellon-Alcentra Mezzanine III, L.P.	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.
	For the period from January 1, 2014 through May 7, 2014 (Unaudited)	For the period from May 8, 2014* through June 30, 2014 (Unaudited)	For the six months ended June 30, 2013 (Unaudited)
Beginning Balances
General Partner	4,967,879	N.A.	3,237,056
Limited Partners	105,671,548	N.A.	93,482,529
Total Beginning Balances	110,639,427	N.A.	96,719,585
Capital contributions
General Partner	-	N.A.	-
Limited Partners	58,915,014	N.A.	10,907,266
Total	58,915,014	N.A.	10,907,266
Distributions
General Partner	-	N.A.	(74,140)
Limited Partners	(3,941,341)	N.A.	(4,827,972)
Total	(3,941,341)	N.A.	(4,902,112)
Net increase in net assets resulting from operations
General Partner	924,600	N.A.	-
Limited Partners	9,029,510	N.A.	5,634,290
Total	9,954,110	N.A.	5,634,290
Carried interest allocation
General Partner	(5,966,619)	N.A.	-
Limited Partners	5,966,619	N.A.	-
Total	-	N.A.	-
Total - General Partner	(74,140)	N.A.	3,162,916
Total - Limited Partners	175,641,350	N.A.	105,196,113
Ending Balance	$175,567,210	N.A.	$108,359,029

Increase (decrease) in net assets resulting from operations
Net investment income	N.A.	2,454,627	N.A.
Net realized gain (loss) on investments	N.A.	-	N.A.
Net change in unrealized appreciation (depreciation) on investments	N.A.	1,332,473	N.A.
Net increase in net assets resulting from operations	N.A.	3,787,100	N.A.

Capital transactions
Proceeds from issuance of common stock from initial public offering (net of sales load)	N.A.	107,912,490	N.A.
Proceeds from issuance of common stock to Limited Partners	N.A.	91,500,000	N.A.
Offering costs	N.A.	(1,249,994)	N.A.
Net increase (decrease) in net assets resulting from capital transactions	N.A.	198,162,496	N.A.

Distributions to shareholders from:
Net investment income	N.A.	(2,405,984)	N.A.
Realized gains	N.A.	-	N.A.
Total distributions to shareholders	N.A.	(2,405,984)	N.A.

Total increase (decrease) in net assets	N.A.	199,543,612	N.A.

Net assets at beginning of period	N.A.	1,500	N.A.
Net assets at end of period (including Accumulated net investment income (loss) of $48,643)	N.A.	$199,545,112	N.A.

*	Commencement of operations of the Company

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statement of Cash Flows (Unaudited)

	BNY Mellon-Alcentra Mezzanine III, L.P.	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.
	For the period from January 1, 2014 through May 7, 2014	For the period from May 8, 2014* through June 30, 2014	For the six months ended June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$9,954,110	$3,787,100	$5,634,290
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized (gain) loss from portfolio investments	(51,961)	-	(41,628)
Net change in unrealized (appreciation) depreciation of portfolio investments	(2,974,591)	(1,332,473)	(1,749,995)
Paid in-kind interest income from portfolio investments	(1,432,808)	(905,955)	(357,493)
Accretion of discount on debt securities	(2,122,109)	(358,706)	(61,622)
Purchases of portfolio investments	(48,769,079)	(108,502,613)	(14,969,063)
Net proceeds from sale/return of capital of portfolio investments	15,780,666	2,355,571	1,291,628
Amortization of deferred financing costs	-	(70,779)	-
(Increase) decrease in operating assets:
Dividends and interest receivable	87,770	(560,915)	(162,363)
Due from Limited Partners	(30,023)	-	217,408
Deferred financing costs	-	(1,487,517)	-
Prepaid expenses and other assets	348,518	(256,101)	(21,172)
Escrow receivable	-	-	180,525
Increase (decrease) in operating liabilities:
Other accrued expenses and liabilities	25,661	83,570	(40,948)
Accrued organization and offering costs	-	442,029	-
Due to affiliate	(5,940)	-	8,352
Directors' fees payable	-	80,000	-
Interest and credit facility expense payable	(15,614)	93,623	6,300
Management fee payable	(714,014)	524,547	-
Net cash used in operating activities	(29,919,414)	(106,108,619)	(10,065,781)

Cash Flows from Financing Activities
Proceeds from issuance of common stock from initial public offering	-	107,912,490	-
Proceeds from bridge facility	-	94,126,403	-
Payment of bridge facility	-	(94,126,403)	-
Proceeds from credit facility payable	15,000,000	29,989,154	15,664,063
Payment from credit facility payable	-	(7,387,500)	-
Capital contributions received from Partners	58,834,796	-	10,907,266
Repayment of credit facility payable	(30,000,000)	-	(10,000,000)
Cash distributions paid to Partners	(3,941,341)	-	(4,901,944)
Net cash provided by financing activities	39,893,455	130,514,144	11,669,385
Increase (decrease) in cash and cash equivalents	9,974,041	24,405,525	1,603,604
Cash and cash equivalents at beginning of period	729,431	1,500	869,836
Cash and Cash Equivalents at End of Period	$10,703,472	$24,407,025	$2,473,440

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$65,828	$196,511	$59,191
Accrued offering costs	$-	$1,249,994	$-
Accrued distributions payable	$168	$2,405,984	$168
Acquisition of investments via exchange of common shares of the Company	$-	$91,500,000	$-

* Commencement of operations of the Company

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2014
(Unaudited)

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 56.98%

Senior Secured - First Lien — 20.86%

Aphena Pharma Solutions (2)	Packaging	7% Cash and 3.5% PIK		3/3/2019	3,233,525	$3,233,525	$3,233,465	1.62%
Black Diamond Rentals	Oil & Gas Services	10% Cash and 4% PIK		7/8/2018	13,917,289	13,917,289	13,917,289	6.98%
Datascan Holdings	Business Services	L + 9.50%	1.00%	12/17/2018	3,000,000	3,000,000	3,000,000	1.50%
HealthFusion, Inc	Healthcare Services	13% Cash		10/7/2018	5,750,000	5,750,000	5,750,000	2.88%
Response Team Holdings LLC	Restoration Services	LIBOR + 8.50% Cash, 1.00% PIK	2.00%	3/28/2019	9,469,803	9,469,803	9,469,803	4.75%
Well Biz Brands	Consumer Services	7% Cash and 3.5% PIK		10/23/2018	6,249,459	6,249,459	6,249,459	3.13%

Total Senior Secured - First Lien						41,620,076	41,620,016	20.86%

Senior Secured - Second Lien — 3.70%

Puerto Rico Cable Acquisition Company d/b/a Choice Cable TV	Media: Broadcasting & Subscription	L + 8.50%	1.00%	5/30/2019	7,500,000	$7,388,308	$7,388,308	3.70%

Total Senior Secured - Second Lien						7,388,308	7,388,308	3.70%

Senior Subordinated — 16.22%

Dentistry For Children, Inc.(5)	Healthcare Services	11% Cash, 2.25% PIK		9/1/2017	14,288,927	$14,284,238	$14,344,566	7.19%
GTT Communications	Telecommunication Services	11% Cash		6/30/2016	6,232,125	6,232,125	6,250,000	3.13%
Media Storm, LLC	Media & Entertainment	10% Cash		8/28/2019	3,000,000	3,000,000	3,000,000	1.51%
Wholesome Sweeteners, Inc.	Food & Beverage	12% Cash, 2% PIK		10/6/2017	8,592,682	8,592,681	8,757,999	4.39%

Total Senior Subordinated						32,109,044	32,352,565	16.22%

Equity/Other — 16.20%

American Addiction Centers, Series A Redeemable Preferred Equity(3)	Healthcare & Pharmaceuticals	12% Cash		4/13/2019	8,000,000	$8,000,000	$8,000,000	4.01%
City Carting Holding Company, Inc.,
Series A Preferred Shares (4)	Waste Management	7% Cash, 15% PIK		4/30/2015	7,546,381	7,546,381	7,570,000	3.79%
Series B Preferred Shares (4)		10% Cash, 8% PIK			3,921,899	3,921,899	3,932,060	1.97%
						11,468,280	11,502,060	5.76%

Dentistry For Children, Inc., Class A-1 Units(4)	Healthcare Services				2,203,000	2,203,000	2,125,000	1.06%
HealthFusion, Inc., Warrants(4)	Healthcare Services				418,000	418,000	350,000	0.18%
Media Storm, LLC, Preferred Shares(4)	Media & Entertainment				2,346,964	2,346,964	2,374,000	1.19%
Proserve Offshore Group, Warrants(4)	Oil & Gas Services			6/21/2018	793,000	793,000	824,000	0.41%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation

Consolidated Schedule of Investments (continued)

June 30, 2014
(Unaudited)

Company	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Response Team Holdings LLC, Preferred Shares(4)	Restoration Services	12%		3/28/2019	2,398,470	$2,398,470	$2,436,000	1.22%
Wholesome Sweeteners, Inc., Common Shares(4)	Food & Beverage				5,000	5,000,000	4,721,000	2.37%

Total Equity/Other						32,627,714	32,332,060	16.20%

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						113,745,142	113,692,949	56.98%

Investments in Non-Controlled, Affiliated Portfolio Companies — 26.06%*

Senior Secured - First Lien — 3.35%

Show Media, Inc.	Media & Entertainment	5.5% Cash, 5.5% PIK		8/10/2017	6,432,151	$6,432,152	$6,692,000	3.35%

Total Senior Secured - First Lien						6,432,152	6,692,000	3.35%

Senior Subordinated — 15.97%

Battery Solutions, Inc.	Environmental/Energy Services	12% Cash, 2% PIK		12/20/2018	5,157,289	$5,157,289	$5,157,289	2.58%
DBI Holding, LLC	Infrastructure Maintenance	12% Cash, 1% PIK		9/5/2019	8,566,182	8,566,182	8,587,836	4.30%
		13% PIK		9/6/2019	6,741,913	6,251,501	6,223,665	3.12%
						14,817,683	14,811,501	7.42%
Net Access Corporation	Technology	13% Cash		7/19/2018	3,920,230	3,920,230	3,920,230	1.97%
Southern Technical Institute, Inc.	Education	12.5% Cash		10/15/2016	8,233,333	7,983,333	7,983,333	4.00%

Total Senior Subordinated						31,878,535	31,872,353	15.97%

Equity/Other — 6.74%

Battery Solutions, Inc., Class A Units(4)	Environmental/Energy Services				5,000,000	$1,058,000	$977,000	0.49%
DBI Holding, LLC, Warrants(4)	Infrastructure Maintenance				519,412	519,411	972,000	0.49%
Net Access Corporation, Class A Units(4)	Technology				8,112,000	8,112,000	8,930,001	4.47%
Show Media, Inc., Units(4)	Media & Entertainment				300,000	300,000	—	—
Southern Technical Institute, Inc.,
Class A Units(4)	Education				3,503,629	3,742,500	2,449,733	1.23%
Warrants(4)					110,267	110,267	110,267	0.06%
						3,852,767	2,560,000	1.29%
Total Equity/Other						13,842,178	13,439,001	6.74%

Total Investments in Non-Controlled, Affiliated Portfolio Companies						52,152,865	52,003,354	26.06%

Investments in Controlled, Affiliated Portfolio Companies — 17.31%**

Senior Secured - First Lien — 11.98%

FST Technical Services, LLC	Technology & Telecom	12% Cash, 2% PIK		11/18/2018	12,656,874	$12,656,874	$12,656,874	6.34%
The DRC Group	Disaster Recovery Services	10% Cash		1/11/2020	5,000,000	5,000,000	5,000,000	2.51%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation

Consolidated Schedule of Investments (continued)

June 30, 2014
(Unaudited)

Company	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

The DRC Group (5)		8% Cash		12/31/2014	6,247,621	$6,247,620	$6,248,000	3.13%
						11,247,620	11,248,000	5.64%
Total Senior Secured - First Lien						23,904,494	23,904,874	11.98%

Equity/Other — 5.33%

FST Technical Services, LLC, Common Shares(4)	Technology & Telecom				1,806,542	$1,806,542	$2,944,999	1.47%
The DRC Group, Preferred Shares (4)	Disaster Recovery Services	10% PIK			7,302,660	7,302,660	7,698,000	3.86%

Total Equity/Other						9,109,202	10,642,999	5.33%

Total Investments in Controlled, Affiliated Portfolio Companies						33,013,696	34,547,873	17.31%

Total Investments						198,911,703	200,244,176	100.35%

Liabilities In Excess Of Other Assets							(699,064)	(0.35%)

Net Assets							$199,545,112	100.00%

(1)	The cost of debt securities is adjusted for accretion of discount and interest paid in-kind on such securities.
(2)	After September 30, 2014, 8.5% Cash Coupon and 2% PIK Coupon.
(3)	The Company provided financing to Behavioral Healthcare Realty, a wholly owned subsidiary of American Addiction Centers.
(4)	Non-income producing security.
(5)	The investment has an unfunded commitment as of June 30, 2014 which is excluded from the presentation (see Note 12).

Abbreviation Legend

PIK - Payment-In-Kind

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation

Consolidated Schedule of Investments (continued)

June 30, 2014
(Unaudited)

*	Denotes investments in which the Company is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2014 in these affiliated investments are as follows:

Name of Issuers	Fair Value at December 31, 2013	Gross Addition	Gross Reductions	Interest/Dividend/ Other income	Fair Value at June 30, 2014
Battery Solutions, Inc.	$6,075,969	$-	$-	$510,105	$6,134,289
DBI Holding, LLC	-	15,000,000	-	1,142,289	15,783,501
Net Access Corporation	11,964,457	-	-	345,374	12,850,231
Show Media, Inc.	6,294,000	300,000	-	403,347	6,692,000
Southern Technical Institute, Inc.	10,702,958	-	500,000	646,435	10,543,333

	$35,037,384	$15,300,000	$500,000	$3,047,550	$52,003,354

**	Denotes investments in which the Company is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2014 in these affiliated and controlled investments are as follows:

Name of Issuers	Fair Value at December 31, 2013	Gross Addition	Gross Reductions	Interest/Dividend/ Other income	Fair Value at June 30, 2014
The DRC Group	$11,906,520	$8,103,191	$1,855,571	$1,143,392	$18,946,000
FST Technical Services	14,034,723	-	-	1,234,804	15,601,873

	$25,941,243	$8,103,191	$1,855,571	$2,378,196	$34,547,873

***	Pledged as collateral under the credit facility with ING Capital LLC.

See notes to unaudited consolidated financial statements

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

See notes to unaudited consolidated financial statements

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

See notes to unaudited consolidated financial statements

BNY Mellon-Alcentra Mezzanine III, L.P.

Schedule of Investments (continued)

December 31, 2013

(1)	The cost of debt securities is adjusted for accretion of discount and interest paid in-kind on such securities.
(2)	Paid in-kind.
(3)	Amended on December 31, 2013 (due to default) to 5.5% cash and 5.5% PIK effective January 1, 2014.

* Fair value as a percentage of Net Assets.

See notes to unaudited consolidated financial statements

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

See notes to unaudited consolidated financial statements

ALCENTRA CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited)

1.	Organization and Purpose

Alcentra Capital Corporation (the “Company”, “Alcentra”, “we”, “us” or “our”) was formed as a Maryland corporation on June 4, 2013 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. Alcentra is managed by Alcentra NY, LLC (the “Adviser” or “Alcentra NY”), registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). In addition, for U.S. federal income tax purposes, Alcentra intends to elect to be treated as a regulated investment company (“RIC”), commencing with its tax year ending December 31, 2014, under Subchapter M of the Internal Revenue Code of 1986 (the “Code”).

The Company was formed for the purpose of acquiring certain assets held by BNY Mellon-Alcentra Mezzanine III, L.P. (the “Partnership”). The Partnership is a Delaware limited partnership, which commenced operations on May 14, 2010 (the “Commencement Date”). BNY Mellon-Alcentra Mezzanine III (GP), L.P. (the “General Partner”), a Delaware limited liability company, is the General Partner of the Partnership. BNY Mellon-Alcentra Mezzanine Partners (the “Manager”), a division of Alcentra NY, LLC and an affiliate of the General Partner, manages the investment activities of the Partnership. Alcentra NY is wholly-owned by BNY Alcentra Group Holdings, Inc. (“Alcentra Group”), which is wholly-owned by The Bank of New York Mellon Corporation.

On May 8, 2014 (commencement of operations), the Company acquired all of the assets of the Partnership other than its investment in the shares of common stock and warrants to purchase common stock of GTT Communications (the “Fund III Acquired Assets”) for $64.4 million in cash and $91.5 million in shares of Alcentra’s common stock. Alcentra’s investment activities are managed by the Adviser. Concurrent with Alcentra’s acquisition of the Fund III Acquired Assets from the Partnership, Alcentra also purchased for $29 million in cash certain additional investments (the “Warehouse Portfolio”) from Alcentra Group. The Warehouse Portfolio consisted of approximately $29 million in debt investments originated by the investment professionals of the Adviser and purchased by Alcentra Group using funds under a warehouse credit facility provided by The Bank of New York Mellon Corporation in anticipation of the initial public offering of Alcentra’s shares of common stock. Except for the $1,500 seed capital, the Company had no assets or operations prior to the acquisition of the investment portfolios of the Partnership and as a result, the Partnership is considered a predecessor entity of the Company.

On May 14, 2014, Alcentra completed its initial public offering (the “Offering”), at a price of $15.00 per share. Through its initial public offering the Company sold 6,666,666 shares for gross proceeds of approximately $100 million. Alcentra used $94.2 million of the proceeds from the Offering to repay the Bridge Facility in full. On June 6, 2014, Alcentra sold 750,000 shares through the underwriters’ exercise of the overallotment option for gross proceeds of $11,250,000.

The Company’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies (typically those with $5.0 million to $15.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization) through first lien, second lien, unitranche and mezzanine debt financing, with corresponding equity co-investments. It sources investments primarily through the extensive network of relationships that the principals of its investment adviser have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

Upon commencement of operations, the Company also entered into an administration and custodian agreement (the “Agreement”) with State Street Bank and Trust Company (the “Administrator”).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Partnership and the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X of Regulation S-X. Accordingly, certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and have been omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments considered necessary for the fair presentation of financial statements for the interim periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2014.

In accordance with Regulation S-X Article 6.03 and ASC Topic 810 - Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.

As of June 30, 2013, the Company had not yet begun investment operations. Alcentra NY purchased the initial 100 shares for $1,500 on March 12, 2014. As such any per share data is not calculable as of June 30, 2013.

On April 8, 2014, the Company formed Alcentra BDC Equity Holdings, LLC, a wholly-owned subsidiary for tax purposes. The financial accounts of this entity are consolidated into the accounts of Alcentra. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material. The most significant estimates relate to the valuation of the Company’s portfolio investments.

Portfolio Investment Classification

The Company classifies its portfolio investments with the requirements of the 1940 Act, (a) “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) “Non-controlled, non-affiliate investments” are defined as investments that are neither Control Investments or Affiliate Investments.

Cash and Cash Equivalents

At June 30, 2014, Cash balances totaling $24,407,025 exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that risk of loss associated with any uninsured balance is remote.

Cash and cash equivalents include deposits held at the custodian bank and short-term investments with original maturities of less than 90 days at time of purchase.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of the credit facility and are capitalized at the time of payment. These costs are amortized using the straight line method over the term of the credit facility.

Valuation of Portfolio Investments

Portfolio investments are carried at fair value as determined by the General Partner of the Partnership and, in case of the fair value as of June 30, 2014, by the Board of Directors (the “Board”) of Alcentra.

The methodologies used in determining these valuations include:

(1) Preferred shares/membership units and common shares/membership units

In determining estimated fair value for common shares/membership units and preferred shares, the Company or the Partnership makes assessments of the methodologies and value measurements which market participants would use in pricing comparable investments, based on market data obtained from independent sources as well as from the Partnership’s or Company’s own assumptions and taking into account all material events and circumstance which would affect the estimated fair value of such investments. Several types of factors, circumstances and events could affect the estimated fair value of the investments. These include but are not limited to the following:

(i) Any material changes in the (a) competitive position of the portfolio investment, (b) legal and regulatory environment within which the portfolio investment operates, (c) management or key managers of the portfolio investment, (d) terms and/or cost of financing available to the portfolio investment, and (e) financial position or operating results of the investment; (ii) pending disposition by the Company or Partnership of all or a major portfolio investments; and (iii) sales prices of recent public or private transactions in identical or comparable investments.

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

(2) Debt

The yield to maturity analysis issued to estimate the fair value of debt, including the unitranche facilities, which are a combination of senior and subordinated debt in one debt instrument. The calculation of yield to maturity takes into account the current market price, par value, coupon interest rate and time to maturity.

(3) Warrants

Where warrants are considered to be in the money, their incremental value is included within the valuation of the investments.

Valuation techniques are applied consistently from period to period, except when circumstances warrant a change to a different valuation technique that will provide a better estimate of fair value. The valuation process begins with each investment being initially valued by the investment professionals of the General Partner or for the Company, its Adviser. Preliminary valuation conclusions are then documented and discussed with senior investment professionals of the General Partner of the Partnership or for the Company, its Adviser. The Investment Committee reviews the valuation of the investment professionals and then determines the fair value of each investment in good faith based on the input of the investment professionals.

With respect to the Company’s valuation process, the Board undertakes a similar multi-step valuation process each quarter, as described below:

•	Alcentra’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•	preliminary valuation conclusions will then be documented and discussed with Alcentra’s senior management and the Adviser;

•	the audit committee of the Board then reviews these preliminary valuations;

•	at least once quarterly, independent valuation firms engaged by the Board prepare preliminary valuations on a selected basis and submit the reports to the Board; and

•	the Board of Directors then discuss valuations and determine the fair value of each investment in Alcentra’s portfolio in good faith, based on the input of the Adviser, the independent valuation firms and the audit committee.

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

Translation of Foreign Currencies - The accounting records of the Company and the Partnership are maintained in United States dollars. The fair value of foreign securities, currency holdings, and other assets and liabilities in currencies other than United States dollars are translated based on the exchange rates in effect on the date of valuation. The cost of each security is determined using historical exchange rates. Foreign currency transactions are translated at prevailing exchange rates at the time of such transactions. The Company does not isolate that portion of realized or unrealized gains or losses resulting from changes in the foreign exchange rate on investments from fluctuations arising from changes in the local currency market price of the securities. Such gains and losses are included with the net realized and unrealized gain or loss on portfolio investments in the statement of operations.

Organizational and Offering Costs – Organization expenses, including reimbursement payments to the Adviser, are expensed on the Company’s consolidated statement of operations. These expenses consist principally of legal and accounting fees incurred in connection with the organization of the Company and have been expensed as incurred. Offering expenses consist principally of underwriter’s fee, legal, accounting and printing fees associated with the registration statement. Offering costs are offset against proceeds of the offering in paid-in capital in excess of par in the consolidated statement of changes in net assets. $1.25 million of offering costs were incurred with the initial public offering. $0.2 million of organization expenses were incurred as of June 30, 2014 for Alcentra.

The Partnership is obligated to reimburse the General Partner for 100% of the placement fee and for organizational costs of the Partnership in an amount not to exceed $1,250,000 on a cumulative basis. Organizational costs paid by the Partnership in excess of $1,250,000 (“Excess Organizational Expenses”) and all placement fees paid by the Partnership will reduce the management fee as described in Note 7. No costs were charged for the Partnership for the periods ended June 30, 2014 or June 30, 2013.

Paid-In-Capital

The Company records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding all commissions.

Earnings Per Share – Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reported period.

Investments - Investment security transactions are accounted for on a trade date basis. Cost of portfolio investments represents the actual purchase price of the securities acquired including capitalized legal, brokerage and other fees as well as the value of interest and dividends received in-kind and the amortization of original issue discounts. Fees may be charged to the issuer by the Company and Partnership in connection with the origination of a debt security financing. Such fees are reflected as a discount to the cost of the portfolio security and the discount is accreted into income over the life of the related debt security.

Original Issue Discount - When the Company and Partnership receive warrants with a nominal or discounted exercise price upon origination of a debt or preferred stock investment, a portion of the cost basis is allocated to the warrants. When the investment is made concurrently with the sale of a substantial amount of equity, the value of the warrants is based on the sales price. The value of the warrants is recorded as original issue discount (“OID”) to the value of the debt or preferred stock investment and the OID is amortized over the life of the investment.

Interest and Dividend Income - Interest income is accrued when earned. Interest is not accrued if realization appears unlikely. The Company and Partnership accrue paid in-kind interest (“PIK”) by recording income and an increase to the cost basis of the related investments. Dividend income is recorded on ex-dividend date. Dividends in-kind are recorded as increase in cost basis of investments and as income.

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were no non-accrual investments as of June 30, 2014 and December 31, 2013.

Other Income - Other income consists of transaction fees which are accreted into income over the life of the related debt security, fee income discount and tax distributions.

Income Taxes – Beginning with its first taxable year, the Company intends to elect for U.S. federal income tax purposes to be treated as a RIC under Subchapter M of the Internal Revenue Code, and to operate in a manner so as to qualify for the tax treatment applicable to RIC’s. To obtain and maintain our qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, the Company must distribute to our stockholders, for each taxable year, at least 90% of ‘‘investment company taxable income,’’ which is generally net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that are timely distributed to stockholders as dividends.

The Partnership is structured as a partnership for U.S. Federal income tax purposes, and as such, is not subject to income taxes; each Partner (depending on its structure for tax purposes) may be individually liable for income taxes, if any, on its share of the Partnership’s taxable income.

Alcentra BDC Equity Holdings LLC has elected to be a taxable entity (the Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnerships’ financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnerships’ financial statements. However, the General Partner’s conclusions regarding uncertain tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States – 2010.

Indemnification

In the normal course of business, the Company enters into contractual agreements that provide general indemnifications against losses, costs, claims and liabilities arising from the performance of individual obligations under such agreements. The Company has had no prior claims or payments pursuant to such agreements. The Company’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on management’s experience, the Company expects the risk of loss to be remote.

3.	Fair Value of Portfolio Investments

The Company and Partnership account for its investments in accordance with FASB Accounting Standards Codification Topic 820 (“ASC Topic 820”), Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value. ASC Topic 820 established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring investments at fair value.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories (from highest to lowest) based on inputs:

Level 1 – Quoted prices (unadjusted) are available in active markets for identical investments that the Company and Partnership has the ability to access as of the reporting date. The type of investments which would generally be included in Level 1 include listed equity securities and listed derivatives. As required by ASC Topic 820, the Company and Partnership, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Company and Partnership holds a large position and a sale could reasonably impact the quoted price.

Level 2 – Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies.

Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation by the Company and Partnership. The types of investments which would generally be included in this category include debt and equity securities issued by private entities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value measurement. The Company and Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following table summarizes the levels in the fair value hierarchy into which the Company and Partnership’s financial instruments are categorized as of June 30, 2014 and December 31, 2013:

As of June 30, 2014 (unaudited):

	Total	Level 1	Level 2	Level 3

Senior Secured – First Lien	$72,216,890	$-	$-	$72,216,890
Senior Secured – Second Lien	7,388,308	-	-	7,388,308
Unsecured Debt	64,224,918	-	-	64,224,918
Equity	56,414,060	-	-	56,414,060
Total investments	$200,244,176	$-	$-	$200,244,176

As of December 31, 2013:

	Total	Level 1	Level 2	Level 3

Debt	$77,460,413	$-	$-	$77,460,413
Common Shares/Membership Units	24,653,409	-	4,769,000	19,884,409
Preferred Shares/Membership Units	20,149,748	-	-	20,149,748
Warrants	2,702,267	-	-	2,702,267
Total investments	$124,965,837	$-	$4,769,000	$120,196,837

There were no transfers between levels 1, 2 and 3 during the period from May 8, 2014 to June 30, 2014 and during the year ended December 31, 2013.

The changes in investments classified as Level 3 are as follows for the period from May 8, 2014 to June 30, 2014 and the year ended December 31 2013.

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of May 8, 2014 (*)	$68,702,696	$-	$60,903,999	$55,221,616	$184,828,311
Amortized discounts/premiums	-	808	357,898	-	358,706
Paid in-kind interest	463,809	-	225,399	216,747	905,955
Net realized gain (loss)	-	-	-	-	-
Net change in unrealized appreciation (depreciation)	260,168	-	237,338	834,967	1,332,473
Purchases	4,645,788	7,387,500	3,000,284	140,730	15,174,302
Sales/Return of capital	(1,855,571)	-	(500,000)	-	(2,355,571)
Balance as of June 30, 2014	$72,216,890	$7,388,308	$64,224,918	$56,414,060	$200,244,176

Net change in unrealized appreciation(depreciation) from investments still held as of June 30, 2014	$260,168	$-	$237,338	$834,967	$1,332,473

* Investment portfolios acquired from the Partnership and the Warehouse Portfolios (see Note 1)

	Debt	Common Shares/ Membership Units	Preferred Shares/ Membership Units	Warrants	Total
Balance as of January 1, 2013	$65,446,132	$21,874,000	$10,858,157	$1,739,267	$99,917,556
Amortized discounts/premiums	190,362	-	-	-	190,362
Paid in-kind interest	640,407	-	1,065,627	-	1,706,034
Net realized gain (loss)	317,374	3,229,861	-	-	3,547,235
Net change in unrealized appreciation (depreciation)	(774,750)	(2,843,413)	(1,107,369)	552,061	(4,173,471)
Purchases	32,057,812	1,914,063	4,333,333	410,939	38,716,147
Sales/Return of capital	(15,416,924)	(4,290,102)	-	-	(19,707,026)
Transfers in	-	-	5,000,000	-	5,000,000
Transfers out	(5,000,000)	-	-	-	(5,000,000)
Balance as of December 31, 2013	$77,460,413	$19,884,409	$20,149,748	$2,702,267	$120,196,837

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2013	$(774,750)	$(2,013,654)	$(1,107,369)	$552,061	$(3,343,712)

During the year ended December 31, 2013, a portion of one of the Level 3 investments held by the Partnership was converted from debt to preferred shares.

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014 (unaudited):

Assets at fair value	Fair Value at June 30, 2014	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average

First Lien Debt	$72,216,890	Yield Analysis/Market Approach	Yield to Maturity	10.0% - 14.3%	12.2%

Second Lien Debt	$7,388,308	Yield Analysis/Market Approach	Yield to Maturity	9.5% - 9.5%	9.5%

Unsecured Debt	$64,224,918	Yield Analysis/Market Approach	Yield to Maturity	11.0% - 14.0%	13.0%

Preferred Ownership	$32,010,060	Market Approach	Enterprise Value/LTM EBITDA Multiple	6.4x – 11.0%	8.9	x

Common Ownership/ Common Warrants	$24,404,000	Market Approach	Enterprise Value/LTM EBITDA Multiple	7.0% – 13.0%	11.1	x

Total	$200,244,176

As of December 31, 2013:

Assets at fair value	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average

Preferred Ownership	$20,149,748	Market Approach	Enterprise Value/LTM EBITDA Multiple	5.25x – 9.0x	7.5	x

Common Ownership/ Common Warrants	$22,586,676	Market Approach	Enterprise Value/LTM EBITDA Multiple	5.0x – 14.0x	9.2	x

Debt	$77,460,413	Yield Analysis/ Market Approach	Yield to Maturity	6.7% – 14.0x	12.3

Total	$120,196,837

4.	Share Transactions/Partners’ Capital

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering for the period ended June 30, 2014 (May 8, 2014 – June 30, 2014).

	Shares	Amount
Issuance of shares to Limited Partners of the Partnership	6,100,000	$91,500,000
Issuance of shares in the Offering	6,666,666	99,999,990
Overallotment	750,000	11,250,000
Total shares issued	13,516,666	202,749,990
Less:
Underwriting costs (sales load)	—	3,337,500
Offering costs	—	1,249,994
Total shares outstanding/net proceeds to Company	13,516,666	$198,162,496

The Partnership held its initial closing on May 14, 2010, accepting capital commitments amounting to $105,850,000 from Limited Partners. Seven additional closings were held subsequent to May 14, 2010. The most recent of which being the final closing, took place on August 10, 2012, bringing total commitments to $210,200,000. Such capital commitments are due and payable when called by the General Partner. As of May 7, 2014 and June 30, 2013, Limited Partners have contributed $226,397,552 and $149,205,944 or 107.71% and 70.98% of their total capital commitments to the Partnership, respectively. As of May 7, 2014, the capital balances of Class A Limited Partners and Class B Limited Partners amounted to 70.02% and 30.02% of total partners’ capital, respectively.  As of June 30, 2013 the capital balances of Class A Limited Partners and Class B Limited Partners amounted to 66.60% and 28.91% of total partners’ capital, respectively.

5.	Distributions

Alcentra Capital Corporation

The Company intends to make quarterly distributions of available net investment income determined on a tax basis to its stockholders. Distributions to stockholders are recorded on the record date. The amount, if any, to be distributed to stockholders is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, will be distributed at least annually, although the Company may decide to retain such capital gains for investment and pay a 4% excise tax on such excess.

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
June 24, 2014	June 30, 2014	July 7, 2014	$0.178

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if the Company declares a cash dividend, the stockholders who have not “opted out” of the DRIP no later than the record date will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the common stock on the NASDAQ Global Select Market on the dividend payment date. Shares purchased in the open market to satisfy the DRIP requirements will be valued upon the average price of the applicable shares purchased by the Plan Administrator, before any associated brokerage or other costs.

BNY Mellon-Alcentra Mezzanine III, L.P.

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

For the period from January 1, 2014 to May 7, 2014 and six months ended June 30, 2013, the Partnership made distributions to the Limited Partners totaling $3,941,341 and $4,902,112, respectively. For the period from January 1, 2014 to May 7, 2014, distributions made to Class A Limited Partners and Class B Limited Partners amounted to 70.48% and 29.52% of total distributions, respectively. For the six months ended June 30, 2013, distributions made to Class A Limited Partners and Class B Limited Partners amounted to 67.87% and 29.21% of total distributions, respectively.

Upon the termination of the Partnership, if it is determined that the General Partner has received carried interest distributions in excess of the amount it would have received had such distributions been determined on a cumulative basis, a clawback payment of such excess is required of the General Partner.

Distributions to limited partners in 2014 are broken down as follows:

Return on capital	$3,191,341
Return of capital	750,000
Total	$3,941,341

6.	Allocation of Profits and Losses

Allocations of Partnership profits are made in a manner which is consistent with, and gives effect to, the distribution procedures outlined in Note 5 above. Partnership losses are allocated to all partners in proportion to such partners’ capital commitments or to such partners’ percentage ownership in such investment from which the losses arose, or if there is no such investment, in proportion to their capital commitment. For the period from January 1, 2014 to May 7, 2014 and six months ended June 30, 2013, the General Partner was allocated carried interest distributions of $924,600 and $1,804,963, respectively. As a result of the completion of Alcentra’s initial public offering, the General Partner’s allocated carried interest as of May 7, 2014 was reallocated to the Limited Partners in accordance with the provisions of the Partnership’s Limited Partnership Agreement (December 31, 2013, as revised). Accordingly, the carried interest allocated to the General Partner through May 7, 2014 of approximately $6 million was reallocated to the Limited Partners.

7.	Related Party Transactions

Management Fee

Alcentra Capital Corporation

Under the Investment Advisory Agreement, we have agreed to pay Alcentra NY an annual base management fee based on our gross assets as well as an incentive fee based on our performance. The base management fee is calculated at an annual rate as follows: 1.75% of our gross assets (i.e., total assets held before deduction of any liabilities), including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such as investments in U.S. Treasury Bills), if our gross assets are below $625 million; 1.625% if our gross assets are between $625 million and $750 million; and 1.5% if our gross assets are greater than $750 million. The various management fee percentages (i.e. 1.75%, 1.625% and 1.5%) would apply to our entire gross assets in the event our gross assets exceed the various gross asset thresholds. The base management fee will be payable quarterly in arrears.

The incentive fee consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of our ‘‘pre-incentive fee net investment income’’ for the immediately preceding quarter, subject to a hurdle rate of 2% per quarter (8% annualized), and is subject to a ‘‘catch-up’’ feature. The second part is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date) and equals 20% of our aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable for administrative services under the Investment Advisory Agreement, and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest). Pre-incentive fee net investment income excludes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income until we have received such income in cash.

For the period May 8, 2014 through June 30, 2014, the Company recorded an expense for management fees of $524,548 of which $524,548 was payable at June 30, 2014.

Our Adviser may waive its fees (base management and incentive fee), without recourse against or reimbursement by us, for the remainder of the quarter in which the initial public offering is completed and the subsequent four quarters to the extent required in order for the Company to earn a quarterly net investment income to maintain a targeted dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis). There are no waived fees for the period May 8, 2014 through June 30, 2014 and no incentive fees incurred by the Company during the same period.

BNY Mellon-Alcentra Mezzanine III, L.P.

For the period from the Commencement Date to the fifth anniversary of the Final Closing Date, the Partnership will pay to the Manager a management fee at an annual rate equal to the product of 1.50% for each Class A Limited Partner and 1.00% - 1.25% for each Class B Limited Partner, in each case multiplied by such Limited Partner’s Capital Commitment. After the fifth anniversary of the Final Closing Date, the management fee will be paid at annual rates of 1.50% and 1.00% - 1.25% for Class A Limited Partners and Class B Limited Partners, respectively, in each case multiplied by the aggregate amount of such Limited Partner’s Capital Contributions used to fund the cost of Investments that have not been the subject of a Disposition less the aggregate amount of such Limited Partner’s Capital Contributions with respect to all Investments which have not been disposed of prior to the date of such distribution and which have been permanently written off. The management fee is payable quarterly in advance. For the period from January 1, 2014 to May 7, 2014, Class A Limited Partners were charged $751,956 and Class B Limited Partners were charged $242,850 in Management Fees. For the six months ended June 30, 2013, Class A Limited Partners were charged $1,037,423 and Class B Limited Partners were charged $360,665 in Management Fees.

The management fee is reduced by the placement fees and Excess Organization Expenses paid by the Partnership. The management fee is further reduced by 100% of all transaction fees, investment fees, monitoring fees, management fees and directors’ fees received by the General Partner or any affiliate thereof, net of unreimbursed out-of-pocket expenses. For the period from January 1, 2014 to May 7, 2014 and six months ended June 30, 2013 there were no placement fees, Excess Organizational Expenses, or fees received by the Manager that reduced management fee expense in the reporting period.

Certain employees of the Manager are Limited Partners of the Partnership. As of May 7, 2014, an affiliate of the Partnership also has a $50.0 million commitment to the Partnership as a Limited Partner. As of May 7, 2014 and December 31, 2013, this Limited Partner has contributed $56,602,997 and $40,136,386, respectively, or 113.21% and 80.27%, respectively, of its total capital commitments to the Partnership.

As of December 31, 2013, the amounts due from Limited Partners, amounts due to affiliates and distributions payable amounting to $6,635, $10,989 and $168, respectively, relate to capital activity during the period. Additionally, the Partnership incurred $699,473 in management fees, for the period from January 1, 2014 to May 7, 2014 and $1,398,088 for the six months ended June 30, 2013.

8.	Directors Fees

The independent directors of the Company each receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person each board of directors meeting and $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting telephonically. They also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee, the nominating and corporate governance committee and the compensation committee will receive an annual fee of $10,000, $5,000 and $5,000, respectively. We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers.

For the period May 8, 2014 through June 30, 2014, the Company recorded directors fee expense of $80,000, of which $80,000 was payable at June 30, 2014.

9.	Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the period from May 8, 2014 through June 30, 2014, the period from January 1, 2014 through May 7, 2014 and the six months ended June 30, 2013.

	For the period from January 1, 2014 through	For the period from May 8, 2014* through		For the six months ended
	May 7, 2014	June 30, 2014		June 30, 2013
Investment purchases, at cost (including PIK interest)	$50,201,887	$16,080,257	**	$14,969,063
Investment sales, proceeds (including Principal payments/paydown proceeds)	15,780,666	2,355,571		1,291,628

* Commencement of operations of the Company

** Excludes $185 million of investment portfolios acquired by the Company from the Partnership and the Warehouse Portfolios (see Note 1)

10.	Credit Facility/Line of Credit

In May 2014, the Company entered into a credit facility (the “Credit Facility”) with ING Capital LLC to provide liquidity in support of its investment and operational activities. The Credit Facility, which has an initial commitment of $80 million supported by seven financial institutions. The Credit Facility matures on May 8, 2018. Deferred financing costs related to this credit facility were $1.55 million as of June 30, 2014.

The Credit Facility has an accordion feature that allows for an increase in the total commitment size up to $160 million, subject to certain conditions. The Credit Facility is secured primarily by the Company’s assets.

Borrowings under the Credit Facility bear interest, subject to the Company’s election, at a rate per annum equal to (i) the one, three or six month LIBOR, as applicable, plus 3.25% or (ii) 2.25% plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5% and (C) three month LIBOR plus 1.0%. The Company pays a commitment fee of 1.0% per annum on undrawn amounts, which is included with interest fees on the Company’s consolidated statements of operations. Borrowings under the Credit Facility are also limited to a borrowing base, which includes certain cash and a portion of eligible debt investments.

As of June 30, 2014, the Company had United States dollar borrowings of $22.6 million outstanding under the Credit Facility.

The Partnership entered into a credit agreement with the Administrator under which the Partnership can borrow an aggregate principal amount of $15 million for the financing of portfolio investments. Interest is charged at the LIBOR Rate plus 1.00%. The credit agreement terminated on April 24, 2014. As of December 31, 2013, the Partnership had outstanding borrowings of $15,000,000. For the six months ended June 30, 2014 and the year ended December 31, 2013, Alcentra and the Partnership borrowed an average of $19,158,875 and $5,000,000, respectively.

11.	Market and Other Risk Factors

At June 30, 2014, the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is concentrated in the eighteen industries listed in Note 13. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

Economic conditions in 2014 continued to impact revenues and operating cash flows for most businesses and continued to impact the lending markets, leaving many businesses unable to borrow or refinance debt obligations. These restrictions on obtaining available financing, coupled with the continuing economic slowdown, have resulted in a low volume of purchase and sale transactions across all industries, which has limited the amount of observable inputs available to the Company in estimating the fair value of the Company’s investments. The Company estimates the fair value of investments for which observable market prices in active markets do not exist based on the best information available, which may differ significantly from values that would have otherwise been used had a ready market for the investments existed and the differences could be material.

Market conditions may deteriorate, which may negatively impact the estimated fair value of the Company’s investments or the amounts which are ultimately realized for such investments.

The above events are beyond the control of the Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to significant limitations and uncertainties. There may also be risk associated with the concentration of investments in one geographic region or in certain industries.

12.	Commitments and Contingencies

In the normal course of business, the Company and the Partnership enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. In addition, the Company has agreed to indemnify its officers, directors, employees, agents or any person who serves on behalf of the Company from any loss, claim, damage, or liability which such person incurs by reason of his performance of activities of the Company, provided they acted in good faith. The Company expects the risk of loss related to its indemnifications to be remote.

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2014 the Company had two unfunded commitments under loan and financing agreements. As of December 31, 2013, the Partnership’s unfunded commitment under loan and financing agreements are presented below.

	As of
	June 30, 2014	December 31, 2013
Dentistry For Children	$3,500,000	$2,625,000
DRC	3,752,380	-
Total	$7,252,380	$2,625,000

13.	Classification of Portfolio Investments

As of June 30, 2014, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$22,655,238	$22,569,566	11.32%
Disaster Recovery Services	18,550,280	18,946,000	9.49%
Infrastructure Maintenance	15,337,094	15,783,501	7.91%
Technology & Telecom	14,463,416	15,601,873	7.82%
Oil & Gas Services	14,710,289	14,741,289	7.40%
Food & Beverage	13,592,681	13,478,999	6.75%
Technology	12,032,230	12,850,231	6.44%
Media & Entertainment	12,079,116	12,066,000	6.05%
Restoration Services	11,868,273	11,905,803	5.97%
Waste Management	11,468,280	11,502,060	5.76%
Education	11,836,100	10,543,333	5.28%
Healthcare & Pharmaceuticals	8,000,000	8,000,000	4.01%
Media: Broadcasting & Subscription	7,388,308	7,388,308	3.70%
Telecommunication Services	6,232,125	6,250,000	3.13%
Consumer Services	6,249,459	6,249,459	3.13%
Environmental/Energy Services	6,215,289	6,134,289	3.07%
Packaging	3,233,525	3,233,465	1.62%
Business Services	3,000,000	3,000,000	1.50%
Total	$198,911,703	$200,244,176	100.35%

Geographic Region
South	$121,973,927	$122,170,328	61.22%
Eastern	44,184,568	45,509,792	22.81%
West	25,364,900	25,175,748	12.62%
Puerto Rico	7,388,308	7,388,308	3.70%
Total	$198,911,703	$200,244,176	100.35%

Investment Type
Senior secured - 1st Lien	$71,956,722	$72,216,890	36.19%
Senior secured - 2nd Lien	7,388,308	7,388,308	3.70%
Unsecured	63,987,579	64,224,918	32.19%
Equity	55,579,094	56,414,060	28.27%
Total	$198,911,703	$200,244,176	100.35%

*Fair value as a percentage of Net Assets

As of December 31, 2013, the Partnership's portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Technology	$27,641,303	$36,492,364	32.98%
Healthcare	17,788,791	18,409,791	16.64%
Media & Entertainment	16,401,228	16,796,478	15.18%
Food and Beverage	12,391,564	12,391,564	11.20%
Disaster Recovery Services	13,239,853	11,906,520	10.76%
Waste Management Services	10,802,784	10,802,784	9.76%
Education	11,590,021	10,702,958	9.68%
Energy Service Company	10,017,974	6,868,969	6.21%
Defense Services	500,000	594,409	0.54%
Total	$120,373,518	$124,965,837	112.95%

Geographic Region
Eastern United States	$78,263,263	$85,586,587	77.36%
Midwest United States	22,409,538	19,260,533	17.41%
West United States	19,700,717	20,118,717	18.18%
Total	$120,373,518	$124,965,837	112.95%

Investment Type
Debt	$78,235,163	$77,460,413	70.02%
Common Shares/Membership Units	21,414,063	24,653,409	22.28%
Preferred Shares/Membership Units	20,313,081	20,149,748	18.21%
Warrants	411,211	2,702,267	2.44%
Total	$120,373,518	$124,965,837	112.95%

*Fair value as a percentage of Net Assets

14.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company financial statements. The following is a schedule of financial highlights for one share of common stock for the period May 8, 2014 through June 30, 2014.

Per share data (1)
Net asset value, beginning of period	$15.00
Net investment income (loss)	0.18
Net realized and unrealized gains (losses)	0.30
Net increase (decrease) in net assets resulting from operations	0.48

Distributions to shareholders: (2)
From net investment income	(0.18)

Offering costs	(0.09)
Sales load	(0.45)
Net increase (decrease) in net assets resulting from capital share transactions	(0.54)

Net asset value, end of period	$14.76
Market value per share, end of period	$14.85

Total return based on net asset value (3)(4)(5)	3.3%
Total return based on market value (3)(4)(5)	2.7%

Shares outstanding at end of period	13,516,766

Ratio/Supplemental Data:
Net assets, at end of period	$199,545,112
Ratio of total expenses to average net assets (6)	4.14%
Ratio of interest expense to average net assets (6)	1.02%
Ratio of net investment income (loss) to average net assets (6)	8.61%
Total Credit Facility payable outstanding	$22,601,654

Asset coverage ratio (7)	9.8
Portfolio turnover rate (5)(8)	1%

(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period..
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Total investment return on net asset value is calculated assuming a purchase at the offering price of $15.00 less the sales load of $0.45 per share paid by the shareholder on the first day and a sale at the net asset value on the last day of the period reported with all distributions reinvested. Total investment return on market value is calculated assuming a purchase at the offering price of $15.00 less the sales load of $0.45 per share paid by the shareholder on the first day and a sale at the current market price on the last day of the period reported with all distributions reinvested.
(5)	Not Annualized.
(6)	Annualized.
(7)

Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

(8)	For the period from May 8, 2014 to June 30,2014.

The following performance ratios and internal rate of return (“IRR”) (since inception) are presented for the Limited Partners as a single class, taken as a whole. The actual ratios of each individual investor may vary and are dependent upon the specific allocations of income and expense to such investor and the timing of capital transactions for such investor.

The net investment income (loss) ratio and the expense ratio are computed using the weighted average capital of the Limited Partners during the periods. The net investment income (loss) ratio does not include the effects of the carried interest allocation. The weighted average capital calculation reflects a measure of capital after each capital contribution, distribution or other significant change in capital at the end of each quarterly accounting period. The IRR was computed based on the actual dates of Limited Partners’ cash inflows (capital contributions) and outflows (cash and stock distributions), and the residual value of the Limited Partners’ capital accounts as from January 1, 2014 through May 7, 2014 and the year ended December 31, 2013.

	January 1, 2014 to May 7,	December 31,
	2014	2013

Net investment income (loss) ratio before carried interest allocation	15.06%	7.50%

Expense ratio before carried interest allocation	1.81%	3.54%

Carried interest allocation	(4.51)%	1.80%

Expense ratio after carried interest allocation	(2.70)%	5.34%

Cumulative IRR after carried interest allocation	13.69%	10.03%

These financial highlights may not be indicative of future performance.

15.	Tax Information

As of June 30, 2014, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$198,911,703
Gross unrealized appreciation	3,459,135
Gross unrealized depreciation	(2,126,662)
Net unrealized investment appreciation	$1,332,473

The tax cost of the Company’s investment as of June 30, 2014, approximates their amortized cost.

16.	Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we have subsidiaries that are not required to be consolidated. We have certain unconsolidated significant subsidiaries that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the period ended June 30, 2014.

	As of		For the six months ended
Balance Sheet	June 30, 2014	Income Statement	June 30, 2014

Current Assets	39,705,724	Net Sales	59,536,165
Noncurrent Assets	22,334,755	Gross Profit	22,920,737
Current Liabilities	15,805,983	Net Income (Loss)	13,856,963
Noncurrent Liabilities	20,463,551

In addition to the risks associated with our investments in general, there are unique risks associated with our investments in each of these entities. In this regard, The DRC Group (DRC) derives significantly all of its revenue from contracts with federal, state and local governments and governmental agencies. As a result, if it does not comply with the terms of a contract or with regulations or statutes, it could be subject to downward contract price adjustments or refund obligations or could in extreme circumstances be assessed penalties or be debarred or suspended from obtaining future contracts for a specified period of time. Any such suspension or debarment or other sanction could have an adverse effect on its business.

Similarly, the business and growth of FST Technical Services, LLC (FST) depends in large part on the continued trend toward outsourcing of certain services in the semiconductor and biopharmaceutical industries. There can be no assurance that this trend in outsourcing will continue, as companies may elect to perform such services internally. A significant change in the direction of this trend generally, or a trend in the semiconductor and biopharmaceutical industry not to use, or to reduce the use of, outsourced services such as those provided by it, could significantly decrease its revenues and such decreased revenues could have a material adverse effect on it or its results operations or financial condition.

The aggregate summarized financial information for DRC and FST as of and for the year ended December 31, 2013 are presented below.

	As of		For the year ended
Balance Sheet	December 31, 2013	Income Statement	December 31, 2013

Current Assets	14,298,448	Net Sales	38,655,576
Noncurrent Assets	32,385,291	Gross Profit	11,532,026
Current Liabilities	4,606,485	Net Income (Loss)	(8,157,148)
Noncurrent Liabilities	20,295,994

17.	Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

Subsequent to June 30, 2014, new investments were made as follows:

On July 11, 2014, GST Autoleather was funded for $8,000,000 (11% Cash, 2% PIK senior subordinated note).

On July 24, 2014, ACT Lighting was funded for $9,750,000 (12% Cash, 2% PIK note) and $1,750,000 (8% PIK note).

Subsequent to June 30, 2014 the following add on investments were made.

On July 25, 2014, Well Biz Brands was funded $820,000 (senior secured 7% cash, 3.5% PIK).

On July 30, 2014, Black Diamond Rentals was funded $1,480,500 (senior secured 10% cash, 4% PIK).

On August 4, 2014, Aphena Pharma Solutions was funded $433,029 (senior secured 7% cash, 3.5% PIK).

Repayments made subsequent to June 30, 2014 are as follows:

On July 21, 2014, Net Access Corporation repaid their debt obligation of $3,920,230.

On August 6, 2014, GTT Communications repaid their debt obligation of $6,250,000.

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

Overview

Alcentra Capital Corporation (the “Company”, “Alcentra”, “ACC”, “we”, “us” or “our”) was formed as a Maryland corporation on June 4, 2013 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Alcentra is managed by Alcentra NY, LLC (the “Adviser”, or “Alcentra NY”), registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). State Street Bank and Trust Company (“State Street”) provides us with financial reporting, post-trade compliance, and treasury services. In addition, for U.S. federal income tax purposes, Alcentra intends to elect to be treated as a regulated investment company (“RIC”), commencing with its tax year ending December 31, 2014, under Subchapter M of the Internal Revenue.

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

On May 14, 2014, Alcentra completed its initial public offering (the “Offering”), at a price of $15.00 per share. Through its initial public offering the Company sold 6,666,666 shares for gross proceeds of approximately $100,000,000. Alcentra used $94.2 million of the proceeds from the Offering to repay the Bridge Facility in full. On June 6, 2014, Alcentra sold 750,000 shares through the underwriters’ exercise of the overallotment option for gross proceeds of $11,250,000.

Immediately prior to the Offering, Fund III sold all of its assets other than its investment in the shares of common stock and warrants to purchase common stock of GTT Communications (the “Fund III Acquired Assets”) to the Company for $64.4 million in cash and $91.5 million in shares of the Company’s common stock. Concurrent with the acquisition of the Fund III Acquired Assets from Fund III, the Company also purchased for $29 million in cash certain additional investments (the “Warehouse Portfolio”) from Alcentra Group. The Warehouse Portfolio consisted of approximately $29 million in debt investments originated by the investment professionals of the Manager and purchased by Alcentra Group using funds under a warehouse credit facility provided by The Bank of New York Mellon Corporation in anticipation of the Offering.

The Company entered into a senior secured term loan agreement (the “Bridge Facility”) with ING Capital LLC as lender that it used to fund the purchase of the Warehouse Portfolio and to fund the cash portion of the consideration paid to Fund III. In May 2014, the Company used $94.2 million of the proceeds from the Offering to repay the Bridge Facility in full.

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments by targeting investment opportunities with favorable risk-adjusted returns. The Company invests primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making direct equity investments in such companies

The Company is required to comply with certain regulatory requirements such as not acquiring any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States.

Since Alcentra did not commence investment operations until May 8, 2014, the discussion and analysis of financial condition and results of operations through May 7, 2014 described in this section pertains to the historical operations of Fund III given that the Company acquired substantially all of Fund III’s investment portfolio. However, no liabilities of Fund III were assumed by the Company in connection with the acquisition of the Fund III Acquired Assets other than to fund $2.6 million under revolving lines of credit. As a result, you should be mindful of the foregoing facts when reviewing the discussion and analysis set forth in this section as well as in connection with reviewing the financial information contained elsewhere in this Form 10-Q.

As used in this section, the terms “we” and “us” refer to Fund III for the periods prior to the Offering and refer to Alcentra for the periods after the Offering.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in middle-market companies (typically those with $5.0 million to $15.0 million of EBITDA) through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment.

As of June 30, 2014, we had $200 million (at fair value) invested in 21 companies. Our portfolio included approximately 36% of first lien debt, 4% of second lien debt, 32% of mezzanine debt and 28% of equity investments at fair value. The composition of our investments as of June 30, 2014 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$71,956,722	$72,216,890
Senior Secured – Second Lien	7,388,308	7,388,308
Unsecured Debt	63,987,579	64,224,918
Equity	55,579,094	56,414,060
Total Investments	$198,911,703	$200,244,176

As of December 31, 2013, we had $124.9 million (at fair value) invested in 14 portfolio companies, including $6.2 million (at fair value) relating to the shares of common stock and $2.4 million in warrants to purchase common stock of GTT Communications (“Excluded Assets”) which were not acquired by Alcentra in connection of the Fund III Acquired Assets. As of December 31, 2013, our portfolio included approximately 23% of first lien debt, 39% of mezzanine debt and 38% of equity investments at fair value. The composition of our investments as of December 31, 2013 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$29,925,987	$29,151,237

Unsecured Debt	48,309,176	48,309,176
Equity*	42,138,355	47,505,424
Total Investments	$120,373,518	$124,965,837

*	Includes the Excluded Assets. The aggregate cost basis and fair value of the Excluded Assets at December 31, 2013 was $2.4 million and $6.2 million, respectively.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2014 we had two such investments with an aggregate unfunded commitment of $9.7 million and at December 31, 2013, we had one such investment with aggregate unfunded commitments of $2.6 million in both periods.

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2014:

	Cost	Fair Value	% of Total Net Assets
Texas	$31,302,970	$31,220,287	15.65%
Alabama	18,550,280	18,946,000	9.50%
Connecticut	16,815,244	16,876,059	8.46%
Georgia	16,487,237	16,469,566	8.25%
Pennsylvania	15,337,094	15,783,500	7.91%
Arizona	14,463,416	15,601,873	7.82%
New Jersey	12,032,230	12,850,231	6.44%
North Carolina	11,868,272	11,905,802	5.97%
Tennessee	11,233,525	11,233,465	5.63%
Florida	11,836,100	10,543,333	5.28%
Puerto Rico	7,388,308	7,388,308	3.70%
Nevada	6,732,151	6,692,000	3.35%
Virginia	6,232,125	6,250,000	3.13%
Colorado	6,249,459	6,249,459	3.13%
Michigan	6,215,288	6,134,288	3.07%
California	6,168,000	6,100,000	3.06%

Total	$198,911,703	$200,244,176	100.35%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Net Assets
Connecticut	$20,135,262	$21,305,262	19.25%
Arizona	14,034,723	14,034,723	12.69%
Texas	12,391,569	13,184,564	11.92%
California	12,734,744	12,377,994	11.19%
Georgia	12,122,797	12,325,797	11.14%
New Jersey	6,852,457	11,964,457	10.81%
Alabama	13,239,853	11,906,520	10.76%
Florida	11,590,021	10,702,958	9.67%
Virginia*	6,754,123	10,493,184	9.48%
Michigan	10,017,969	6,075,969	5.49%
Pennsylvania	500,000	594,409	0.54%
	$120,373,518	$124,965,837	112.95%

*	Includes the Excluded Assets. The aggregate cost basis and fair value of the Excluded Assets at December 31, 2013 was $2.4 million and $6.2 million, respectively.

The following is a summary of industry concentration of our investment portfolio as of June 30, 2014:

industry	Cost	Fair Value	% of Net Assets
Healthcare Services	$22,655,238	$22,569,566	11.32%
Disaster Recovery Services	18,550,280	18,946,000	9.49%
Infrastructure Maintenance	15,337,094	15,783,501	7.91%
Technology & Telecom	14,463,416	15,601,873	7.82%
Oil & Gas Services	14,710,289	14,741,289	7.40%
Food & Beverage	13,592,681	13,478,999	6.75%
Technology	12,032,230	12,850,231	6.44%
Media & Entertainment	12,079,116	12,066,000	6.045%
Restoration Services	11,868,273	11,905,803	5.97%
Waste Management	11,468,280	11,502,060	5.76%
Education	11,836,100	10,543,333	5.28%
Healthcare & Pharmaceuticals	8,000,000	8,000,000	4.01%
Media: Broadcasting & Subscription	7,388,308	7,388,308	3.70%
Telecommunication Services	6,232,125	6,250,000	3.13%
Consumer Services	6,249,459	6,249,459	3.13%
Environmental/Energy Services	6,215,289	6,134,289	3.07%
Packaging	3,233,525	3,233,465	1.62%
Business Services	3,000,000	3,000,000	1.50%
Total	$198,911,703	$200,244,176	100.35%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Net Assets
Technology and Telecom*	$27,641,303	$36,492,364	32.98%
Healthcare	17,788,791	18,409,791	16.64%
Media and Entertainment	16,401,228	16,796,478	15.18%
Food and Beverage	12,391,564	12,391,564	11.20%
Disaster Recovery Services	13,239,853	11,906,520	10.76%
Waste Management Services	10,802,784	10,802,784	9.76%
Education	11,590,021	10,702,958	9.70%
Energy Service Company	10,017,974	6,868,969	6.20%
Defense Services	500,000	594,409	.53%

	$120,373,518	$124,965,837	112.95%

*	Includes the Excluded Assets. The aggregate cost basis and fair value of the Excluded Assets at December 31, 2013 was $2.4 million and $6.2 million, respectively.

At June 30, 2014, our average portfolio company investment at amortized cost and fair value was approximately $10.4 million and $10.5 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $18.5 million and $18.9 million, respectively. At December 31, 2013, our average portfolio company investment at amortized cost and fair value was approximately $8.5 million and $8.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $14.0 million and $14.0 million, respectively.

At June 30, 2014, 9.92% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 90.08% bore interest at fixed rates. At December 31, 2013, 100% of our debt investments bore interest at fixed rates.

The weighted average yield on all of our debt investments as of June 30, 2014 and December 31, 2013 was approximately 12.3% and 12.4%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

As of June 30, 2014 and December 31, 2013, we had cash of $24.4 million and $0.7 million, respectively.

Investment Activity

During the period January 1, 2014 to May 7, 2014, the Partnership invested $48.7 million were made and $15.7 million of repayments were received.

From May 8, 2014 to June 30, 2014, Alcentra invested $10.5 million in two new portfolio companies and $4.7 million of add on investments. We also received $2.3 million in paydowns. $1.8 million in a paydown of the DRC Deferred draw Facility and $500,000 as part of scheduled repayments from Southern Tech.

During the three and six months ended June 30, 2013, the Partnership invested $5 million and $15.0 million, respectively. During the same period we received $0.1 million and $1.2 million in proceeds from repayments, respectively.

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

Loans and Debt Securities on Non-Accrual Status

We will generally not accrue interest on loans and debt securities if principal or interest cash payments are past due 30 days or more and/or we have reason to doubt our ability to collect such interest. As of June 30, 2014 and December 31, 2013, we had no loans on non-accrual status.

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

Comparison of the six months ended June 30, 2014 and 2013

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees. Total investment income for the period May 8, 2014 through June 30, 2014 totaled $3.6  million and was primarily composed of interest income, including $0.9 million of PIK income. Total Investment income on the Partnership from January 1, 2014 through May 7, 2014 was $7.8 million and was primarily composed of $4.4 million of interest income, including $1.4 million of PIK income, $1.8 million of other income and $0.2 million of dividend income.

Total investment income for the three month period ended June 30, 2013 was $2.7 million, including $0.1 million of PIK interest and $0.08 million of other income.

Total investment income for the six months ended June 30, 2013 was $5.4  million including $0.4 million of PIK interest and $0.01 million of other income.

Expenses

Operating expenses for the Partnership for the period January 1, 2014 through May 7, 2014 totaled $0.8 million (inclusive of a management fee of $0.7 million).

Operating expenses for Alcentra for the period May 8, 2014 through June 30, 2014 totaled $1.2 million (inclusive of a management fee of $0.5 million).

Operating expenses for the Partnership for the period April 1, 2013 through June 30, 2013 totaled $0.8 million (including $0.7 million in management fees).

Operating expenses for the Partnership for the six months ended June 30, 2013 totaled $1.5 million (inclusive of $1.4 million of management fees).

Operating expenses consist of base management fees, administrative services expenses, professional fees, and other general and administrative expenses.

The Partnership had entered into a credit agreement under which they could borrow an aggregate principal amount of $15 million for the financing of portfolio investments. Borrowings under the credit agreement were $10 million and $15.0 million as of May 7, 2014 and December 31, 2013, respectively.

Interest is charged at the Alternative Rate, defined as the higher of (a) the Federal Fund Rate and (b) the Overnight LIBOR Rate, plus 130 basis points. The interest rate, period to date, ranged from 1.39% to 1.40%. Fund III recorded interest and fee expense of $0.1 million for the three months ended March 31, 2014. The average borrowings under the credit agreement for the period ended May 7, 2014 was $9,512,147 and for the six months ended June 30, 2013 of $5 million. The credit agreement, which was not assumed by Alcentra in connection with the acquisition of Fund III Acquired Assets, terminated on April 24, 2014.

For the period January 1, 2014 through May 7, 2014 interest expense was $0.050 million.

For the six months ended June 30, 2013, interest expense was $0.033 million and $0.065 million.

Interest expense for April 1, 2014 through May 7, 2014 was $.009 million.

Interest expense for the period May 8, 2014 to June 30, 2014 was $0.18 million.

In connection with the Offering, Alcentra entered into a senior secured revolving credit agreement (“Credit Facility”) with ING Capital LLC, as administrative agent and lender. The Credit Facility initially provided for borrowings of up to $20.0 million at closing and with the addition of one additional eligible investment shortly thereafter, Alcentra’s borrowing capacity under the Credit Facility increased to $67.5 million. In addition, subsequent to the closing of the overallotment of the Offering, two additional lenders joined the Credit Facility increasing the size of the Credit Facility to $80 million.  The Credit Facility has a maturity date of May 8, 2018 and bears interest, at Alcentra’s election, at a rate per annum equal to (i) the one, three or six month LIBOR, as applicable, plus 3.25% or (ii) 2.25% plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5% and (C) three month LIBOR plus 1.0%.  The Credit Facility is secured by a first priority security interest in all of Alcentra’s portfolio investments, the equity interests in certain of its direct and indirect subsidiaries and substantially all of its other assets. Alcentra is also subject to customary covenants and events of default typical of a facility of this type.

Under the Advisory Agreement, Alcentra will pay Alcentra NY, LLC (the “Adviser”) a base management fee calculated at an annual rate as follows: 1.75% of its gross assets (i.e., total assets held before deduction of any liabilities), including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such as investments in U.S. Treasury Bills), if its gross assets are below $625 million; 1.625% of its total gross assets if our gross assets are between $625 million and $750 million; and 1.5% of its gross assets if its assets are greater than $750 million. These various management fee percentages (i.e. 1.75%, 1.625% and 1.5%) would apply to ACC’s entire gross assets in the event its gross assets exceed the various gross asset thresholds.

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

Alcentra’s primary operating expenses will include the payment of fees to the Adviser under the Advisory Agreement and ACC’s allocable portion of overhead expenses under the Advisory Agreement, including payments under the administration agreement with the Administrator.

Aside from these operating expenses, ACC will bear all other out-of-pocket costs and expenses of its operations and transactions, including:

•	future offering expenses;

•	the cost of calculating its net asset value;

•	the cost of effecting sales and repurchases of shares of its common stock and other securities;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts (including attendance at industry and investor conferences and similar events);

•	federal and state registration fees;

•	any exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements, stockholders’ reports and notices;

•	costs of preparing government filings, including periodic and current reports with the SEC;

•	fidelity bond, liability insurance and other insurance premiums; and

•	printing, mailing, independent accountants and outside legal costs and all other direct expenses incurred by either our Adviser or Alcentra in connection with administering Alcentra’s business, including the compensation of Alcentra’s Chief Accounting Officer and Chief Compliance Officer, and their respective staffs that will be based upon Alcentra’s allocable portion of overhead and other expenses incurred by the Adviser in performing its obligations under the Advisory Agreement.

Net Investment Income

For the period January 1, 2014 to May 7, 2014, net investment income was $6.9 million.

For the period April 1, 2014 to May 7, 2014, net investment income was $3.7 million.

For the period May 8, 2014 through June 30, 2014, net investment income was $2.4 million.

For the three and six month period ended June 30, 2013, net investment income was $1.9 million and $3.8 million, respectively.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the period May 8, 2014 through June 30, 2014, there were $2.3 million in paydowns on investments, there were no realized gains.

For the period January 1, 2014 to May 7, 2014, there was a realized gain of $0.05 million.

For the period April 1, 2014 to May 7, 2014, there was a realized loss of $0.04 million.

For the three and six month period ended June 30, 2013 realized gains totaled $.04 million.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments for the period January 1, 2014 to May 7, 2014 totaled $3.0 million.

Net change in unrealized appreciation (depreciation) on investments for the period April 1, 2014 to May 7, 2014 totaled $(0.2) million.

Net change in unrealized appreciation (depreciation) on investments for the period May 8, 2014 through June 30, 2014 totaled $1.3 million.

Net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2013 were $1.5 million and $1.7 million, respectively.

Net Increase in Net Assets Resulting from Operations

For the period January 1, 2014 to May 7, 2014, net increase in net assets resulting from operations totaled $9.9 million.

For the period April 1, 2014 through May 7, 2014, net increase in assets resulting from operations totaled $3.5 million.

For the period May 8, 2014 through June 30, 2014, net increase in net assets resulting from operations totaled $3.7 million.

For the three and six months ended June 30, 2013, net increase in net assets resulting from operations totaled $3.5 million and $5.6 million, respectively.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

The Partnership’s net cash used in operating activities amounted to $29.9 million for the period from January 1, 2014 to May 7, 2014, primarily in connection with the purchase of investments. Financing activities for the period from January 1, 2014 to May 7, 2014 provided cash of $39.9 million primarily from capital contributions received from limited partners.

For the period May 8, 2014 through June 30, 2014, Alcentra’s operating activities used cash of $106.1 million, primarily in connection with the initial purchase of investments. Financing activities for the same period provided $130.5 million primarily through the Offering.

The Partnership’s operating activities used cash of $10 million for the six months ended June 30, 2013, primarily in connection with purchases of investments. Financing activities for the six months ended June 30, 2013 provided cash of $11.7 million primarily from capital contributions received from limited partners.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2014, our off-balance sheet arrangements consisted of $9.7 million of unfunded commitments to provide debt financing to two of our portfolio companies. As of December 31, 2013, our off-balance sheet arrangements consisted of $2.6 million of unfunded commitments to provide debt financing to one of our portfolio companies.

Recent Developments

Subsequent to June 30, 2014, new investments were made::

On July 11, 2014 GST Autoleather was funded for $8,000,000 (11% cash and 2% PIK senior subordinated note).

On July 24, 2014 ACT Lighting was funded for $9,750,000 (12% cash, 2% PIK) and $1,750,000 (8% PIK note).

Add on investments subsequent to June 30, 2014 were made to the following portfolio companies:

On July 25, 2014, Well Biz Brands was funded $820,000 (senior secured 7% cash, 3.5% PIK).

On July 30, 2014, Black Diamond Rentals was funded $1,480,500 (senior secured 10% cash, 4% PIK).

On August 4, 2014, Aphena Pharma Solutions was funded $433,029 (senior secured 7% cash. 3.5% PIK).

Repayments made subsequent to June 30, 2014 are as follows:

On July 21, 2014, Net Access Corporation repaid their debt obligation of $3,920,230.

On August 6, 2014, GTT Communications repaid their debt obligation of $6,250,000.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

Valuation of portfolio investments

We generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by Alcentra’s board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least once annually. With respect to unquoted securities, we value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies and other factors.

Because there is not a readily available market for substantially all of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by Alcentra’s board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, Alcentra’s board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with our senior management and the Adviser committee;

•	The audit committee of Alcentra’s board of directors then reviews these preliminary valuations;

•	At least once quarterly, independent valuation firms engaged by Alcentra’s board of directors will prepare valuations on a selected basis and submit reports to the board of directors; and

•	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Adviser, the independent valuation firm and the audit committee.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the period ended June 30, 2014 and June 30, 2013, 9.9% and 0%, or 3 and 0 of the loans in our portfolio bore interest at floating rates, respectively. In the future, we expect other loans in our portfolio will have floating rates. For the six months ended June 30, 2014 and June 30, 2013, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: August 13, 2014

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