Form 10-Q
period 2014-09-30
Alcentra Capital Corp
filed 2014-11-10
CIK 1578620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 10, 2014 was 13,516,766.

ALCENTRA CAPITAL CORPORATION

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Financial Statements of Alcentra Capital Corporation:

Consolidated Statement of Assets and Liabilities as of September 30, 2014 (unaudited)	3

Consolidated Statement of Operations for the three months ended September 30, 2014 (unaudited) and for the period from May 8, 2014 (commencement of operations) to September 30, 2014 (unaudited)	4

Consolidated Statement of Changes in Net Assets for the period from May 8, 2014 (commencement of operations) to September 30, 2014 (unaudited)	5

Consolidated Statement of Cash Flows for the period from May 8, 2014 (commencement of operations) to September 30, 2014 (unaudited)	6

Consolidated Schedule of Investments of Alcentra Capital Corporation as of September 30, 2014 (unaudited)	7

Financial Statements of BNY Mellon-Alcentra Mezzanine III, L.P.:

Statement of Assets and Liabilities as of December 31, 2013	3

Statements of Operations for the period from January 1, 2014 to May 7, 2014, and for the three- and nine-month periods ended September 30, 2013 (unaudited)	4

Statements of Changes in Net Assets for the period from January 1, 2014 to May 7, 2014 and for the nine-month period ended September 30, 2013 (unaudited)	5

Statements of Cash Flows for the period from January 1, 2014 to May 7, 2014 and for the nine-month period ended September 30, 2013 (unaudited)	6

Schedule of Investments of BNY Mellon-Alcentra Mezzanine III, L.P. as of December 31, 2013	11

Notes to Unaudited Consolidated Financial Statements	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION	42

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Mine Safety Disclosures	42

Item 5. Other Information	42

Item 6. Exhibits	42

SIGNATURES	43

PART I — FINANCIAL INFORMATION

On May 8, 2014, Alcentra Capital Corporation (the “Company”) acquired substantially all of the investment portfolio of BNY Mellon-Alcentra Mezzanine III, L.P. (the “Partnership”). Except for the $1,500 seed capital, the Company had no assets or operations prior to the acquisition of the investment portfolio of the Partnership and as a result, the Partnership is considered a predecessor entity of the Company for purposes of this Quarterly Report.

Item 1. Financial Statements

Alcentra Capital Corporation and Subsidiary
Consolidated Statement of Assets and Liabilities

	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.
	As of September 30, 2014 (Unaudited)	As of December 31, 2013
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost $120,342,994 and $57,569,745, respectively)	$121,161,355	$63,987,210
Non-controlled, affiliated investments, at fair value (cost $58,958,590 and $35,529,197, respectively)	59,927,161	35,037,384
Controlled, affiliated investments, at fair value (cost $30,293,405 and $27,274,576, respectively)	33,127,224	25,941,243
Total of portfolio investments, at fair value (cost $209,594,989 and $120,373,518, respectively)	214,215,740	124,965,837
Cash	19,196,748	729,431
Dividends and interest receivable	941,221	736,223
Receivable for investments sold	263,373	-
Due from Limited Partners	-	6,635
Deferred financing costs	1,434,391	-
Prepaid expenses and other assets	169,202	350,000
Total Assets	$236,220,675	$126,788,126

Liabilities
Credit facility payable	$26,939,154	$15,000,000
Payable for investments purchased	39,753	-
Other accrued expenses and liabilities	1,013,775	326,696
Due to affiliate	-	10,989
Directors’ fees payable	60,245	-
Professional fees payable	155,775	-
Interest and credit facility expense payable	314,708	15,614
Management fee payable	314,910	715,014
Distributions payable	4,595,700	168
Capital contributions paid in advance	-	80,218
Total Liabilities	33,434,020	16,148,699

Commitments and Contingencies (Note 12)

Net Assets
General Partner	-	4,967,879
Limited Partners	-	105,671,548
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,516,766 shares issued and outstanding)	13,517	-
Additional paid-in capital	198,085,871	-
Accumulated net realized gain (loss)	17,875	-
Distributions in excess of net investment income	48,641	-
Net unrealized appreciation (depreciation) on investments	4,620,751	-
Total Net Assets	202,786,655	110,639,427
Total Liabilities and Net Assets	$236,220,675	$126,788,126

Net Asset Value Per Share	$15.00	N.A.

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Statement of Operations (Unaudited)

	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.	BNY Mellon-Alcentra Mezzanine III, L.P.	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.
Investment Income:	For the three months ended September 30, 2014 (Unaudited)	For the three months ended September 30, 2013 (Unaudited)	For the period from January 1, 2014 through May 7, 2014 (Unaudited)	For the period from May 8, 2014* through September 30, 2014 (Unaudited)	For the nine months ended September 30, 2013 (Unaudited)
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$2,000,127	$1,331,815	$2,335,475	$3,695,002	$4,035,210
Paid in-kind interest income from portfolio investments	142,614	99,969	569,637	611,686	403,612
Other income from portfolio investments	882,879	71,002	649,961	882,879	139,974
Dividend income from portfolio investments	374,660	-	251,752	374,660	-
From non-controlled, affiliated investments:
Interest income from portfolio investments	968,009	680,045	1,089,807	1,542,931	2,348,827
Paid in-kind interest income from portfolio investments	411,491	25,875	341,850	664,379	79,725
Other income from portfolio investments	947	15,228	788,083	947	36,870
From controlled, affiliated investments:
Interest income from portfolio investments	698,620	-	769,953	1,157,492	566,666
Paid in-kind interest income from portfolio investments	209,415	-	521,321	393,410	-
Other income from portfolio investments	172,425	1,663	444,055	172,425	4,787
Total investment income	5,861,187	2,225,597	7,761,894	9,495,811	7,615,671
Expenses:
Management fees	925,477	715,017	699,473	1,450,025	2,113,105
Incentive fees	763,550	-	-	763,550	-
Professional fees - Legal & Accounting	141,252	126,229	84,642	224,822	210,057
Valuation Services	-	-	-	162,700	-
Interest and credit facility expense	376,569	32,366	50,214	595,924	97,857
Amortization of deferred financing costs	123,905	-	-	194,683	-
Directors' fees	26,916	-	-	106,916	-
Other expenses	281,937	-	7	320,983	-
Total expenses	2,639,606	873,612	834,336	3,819,603	2,421,019
Waiver of management and incentive fees by the Investment Advisor	(1,374,118)	-	-	(1,374,118)	-
Net expenses	1,265,488	873,612	834,336	2,445,485	2,421,019
Net investment income	4,595,699	1,351,985	6,927,558	7,050,326	5,194,652

Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	17,875	2,830,783	51,961	17,875	2,872,411
Non-controlled, affiliated investments	-	-	-	-	-
Controlled, affiliated investments	-	-	-	-	-
Net realized gain (loss) from portfolio investments	17,875	2,830,783	51,961	17,875	2,872,411
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	870,554	(1,255,245)	2,974,591	818,361	453,750
Non-controlled, affiliated investments	1,118,082	(1,327,000)	-	968,571	(1,286,000)
Controlled, affiliated investments	1,299,642	-	-	2,833,819	-
Net change in unrealized appreciation (depreciation) from portfolio investments	3,288,278	(2,582,245)	2,974,591	4,620,751	(832,250)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	3,306,153	248,538	3,026,552	4,638,626	2,040,161
Net Increase in Net Assets from Operations	$7,901,852	$1,600,523	$9,954,110	$11,688,952	$7,234,813

Basic and diluted:
Net investment income per share	$0.34	N.A.	N.A.	$0.52	N.A.
Earnings per share	$0.58	N.A.	N.A.	$0.86	N.A.
Weighted Average Shares of Common Stock Outstanding	13,516,766	N.A.	N.A.	13,516,766	N.A.

Dividends declared per common share	$0.340	N.A.	N.A.	$0.518	N.A.

*	Commencement of operations of the Company

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Statement of Changes in Net Assets (Unaudited)

	BNY Mellon- Alcentra Mezzanine III, L.P.	Alcentra Capital Corporation and Subsidiary	BNY Mellon- Alcentra Mezzanine III, L.P.
	For the period from January 1, 2014 through May 7, 2014 (Unaudited)	For the period from May 8, 2014* through September 30, 2014 (Unaudited)	For the nine months ended September 30, 2013 (Unaudited)
Beginning Balances
General Partner	$4,967,879	N.A.	$3,237,056
Limited Partners	105,671,548	N.A.	93,482,529
Total Beginning Balances	110,639,427	N.A.	96,719,585
Capital contributions
General Partner	-	N.A.	-
Limited Partners	58,915,014	N.A.	14,141,033
Total	58,915,014	N.A.	14,141,033
Distributions
General Partner	-	N.A.	(74,140)
Limited Partners	(3,941,341)	N.A.	(23,340,311)
Total	(3,941,341)	N.A.	(23,414,451)
Net increase in net assets resulting from operations
General Partner	924,600	N.A.	-
Limited Partners	9,029,510	N.A.	7,234,813
Total	9,954,110	N.A.	7,234,813
Carried interest allocation
General Partner	(5,966,619)	N.A.	-
Limited Partners	5,966,619	N.A.	-
Total	-	N.A.	-
Total - General Partner	(74,140)	N.A.	3,162,916
Total - Limited Partners	175,641,350	N.A.	91,518,064
Ending Balance	$175,567,210	N.A.	$94,680,980

Increase (decrease) in net assets resulting from operations
Net investment income	N.A.	$7,050,326	N.A.
Net realized gain (loss) on investments	N.A.	17,875	N.A.
Net change in unrealized appreciation (depreciation) on investments	N.A.	4,620,751	N.A.
Net increase in net assets resulting from operations	N.A.	11,688,952	N.A.

Capital transactions
Proceeds from issuance of common stock from initial public offering (net of sales load)	N.A.	107,912,490	N.A.
Proceeds from issuance of common stock to the Partnership	N.A.	91,500,000	N.A.
Offering costs	N.A.	(1,314,602)	N.A.
Net increase (decrease) in net assets resulting from capital transactions	N.A.	198,097,888	N.A.

Distributions to shareholders from:
Net investment income	N.A.	(7,001,685)	N.A.
Realized gains	N.A.	-	N.A.
Total distributions to shareholders	N.A.	(7,001,685)	N.A.

Total increase (decrease) in net assets	N.A.	202,785,155	N.A.

Net assets at beginning of period	N.A.	1,500	N.A.
Net assets at end of period (including Accumulated net investment income (loss) of $48,641)	N.A.	$202,786,655	N.A.

*	Commencement of operations of the Company

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statement of Cash Flows (Unaudited)

	BNY Mellon-Alcentra Mezzanine III, L.P.	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.
	For the period from January 1, 2014 through May 7, 2014	For the period from May 8, 2014* through September 30, 2014	For the nine months ended September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$9,954,110	$11,688,952	$7,234,813
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from portfolio investments	(51,961)	(17,875)	(2,872,411)
Net change in unrealized (appreciation) depreciation of portfolio investments	(2,974,591)	(4,620,751)	832,250
Paid in-kind interest income from portfolio investments	(1,432,808)	(1,669,475)	(483,337)
Accretion of discount on debt securities	(2,122,109)	(50,336)	(115,443)
Purchases of portfolio investments	(48,769,079)	(143,466,845)	(14,969,063)
Net proceeds from sale/return of capital of portfolio investments	15,780,666	27,109,542	18,782,201
Amortization of deferred financing costs	-	(194,683)	-
(Increase) decrease in operating assets:
Dividends and interest receivable	87,770	(941,221)	(288,283)
Due from Limited Partners	(30,023)	-	239,373
Deferred financing costs	-	(1,239,708)	-
Receivable for investments sold	-	(263,373)	-
Prepaid expenses and other assets	348,518	(169,202)	-
Escrow receivable	-	-	180,525
Increase (decrease) in operating liabilities:
Payable for investments purchased	-	39,753	-
Other accrued expenses and liabilities	25,661	970,307	31,281
Accrued organization and offering costs	-	(1,271,134)	-
Due to affiliate	(5,940)	-	13,100
Directors' fees payable	-	60,245	-
Professional fees payable	-	155,775	-
Interest and credit facility expense payable	(15,614)	314,708	12,906
Management fee payable	(714,014)	314,910	-
Net cash provided by (used in) operating activities	(29,919,414)	(113,250,411)	8,597,912

Cash Flows from Financing Activities
Proceeds from issuance of common stock from initial public offering	-	107,912,490	-
Proceeds from bridge facility	-	94,154,819	-
Payment of bridge facility	-	(94,154,819)	-
Proceeds from credit facility payable	15,000,000	76,265,808	21,321,413
Payment from credit facility payable	-	(49,326,654)	-
Distributions paid to Shareholders	-	(2,405,985)	-
Capital contributions received from Partners	58,834,796	-	14,141,033
Repayments of credit facility payable	(30,000,000)	-	(15,000,000)
Cash distributions paid to Partners	(3,941,341)	-	(23,414,283)
Net cash provided by (used in) financing activities	39,893,455	132,445,659	(2,951,837)
Increase (decrease) in cash and cash equivalents	9,974,041	19,195,248	5,646,075
Cash and cash equivalents at beginning of period	729,431	1,500	869,836
Cash and Cash Equivalents at End of Period	$10,703,472	$19,196,748	$6,515,911

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$65,828	$475,899	$84,951
Accrued offering costs	$-	$43,468	$-
Accrued distributions payable	$168	$4,595,700	$168
Acquisition of investments via exchange of common shares of the Company	$-	$91,500,000	$-

* Commencement of operations of the Company

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2014

(Unaudited)

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 59.75%

Senior Secured - First Lien — 24.41%

Aphena Pharma Solutions	Packaging	7% Cash, 3.5% PIK		3/3/2019	3,666,494	$3,697,815	$3,697,815	1.82%
Black Diamond Rentals	Oil & Gas Services	12% Cash, 2% PIK		7/8/2018	12,702,325	12,702,325	13,421,000	6.62%
Datascan Holdings, Inc.	Business Services	LIBOR + 9.50%	1.00%	12/17/2018	3,000,000	3,000,000	3,000,000	1.48%
HealthFusion, Inc.	Healthcare Services	13% Cash		10/7/2018	5,750,000	5,750,000	5,750,000	2.84%
Response Team Holdings LLC	Restoration Services	LIBOR + 8.50% Cash, 1.00% PIK	2.00%	3/28/2019	9,485,592	9,494,024	9,496,000	4.68%
Stancor, Inc. (2)	Wholesale/Distribution	LIBOR + 8.0%	0.75%	8/19/2019	7,000,000	7,000,000	7,000,000	3.45%
Well Biz Brands	Consumer Services	7% Cash, 3.5% PIK		10/23/2018	7,130,699	7,130,699	7,130,699	3.52%

Total Senior Secured - First Lien						48,774,863	49,495,514	24.41%

Senior Secured - Second Lien — 6.69%

Nation Safe Drivers (NSD) (2)	Automotive	LIBOR + 8.0%	2.00%	9/29/2020	6,173,798	$6,173,798	$6,173,798	3.04%
Puerto Rico Cable Acquisition Company d/b/a Choice Cable TV	Media: Broadcasting & Subscription	LIBOR + 8.50%	1.00%	5/30/2019	7,500,000	7,392,799	7,392,799	3.65%

Total Senior Secured - Second Lien						13,566,597	13,566,597	6.69%

Senior Subordinated — 12.56%

Dentistry For Children, Inc.	Healthcare Services	11% Cash, 2.25% PIK		9/1/2017	14,425,405	$14,425,405	$14,425,405	7.12%
GST Autoleather	Automotive	11% Cash, 2% PIK		1/11/2021	8,036,444	8,036,444	8,036,444	3.96%
Media Storm, LLC	Media & Entertainment	10% Cash		8/28/2019	3,000,000	3,000,000	3,000,000	1.48%

Total Senior Subordinated						25,461,849	25,461,849	12.56%

Equity/Other — 16.09%

American Addiction Centers, Series A Redeemable Preferred Equity(3)	Healthcare & Pharmaceuticals	12% Cash		4/15/2019	8,000,000	$8,000,000	$8,000,000	3.94%
City Carting Holding Company, Inc., Series A Preferred Shares	Waste Management	7% Cash, 15% PIK		4/30/2015	7,381,556	7,381,556	7,381,556	3.64%
Series B Preferred Shares		10% Cash, 8% PIK			3,876,840	3,876,840	3,876,840	1.91%

						11,258,396	11,258,396	5.55%

Dentistry For Children, Inc., Class A-1 Units(4)	Healthcare Services				1,500,000	2,203,000	2,287,999	1.13%
HealthFusion, Inc., Warrants(4)	Healthcare Services				418,000	418,000	424,000	0.21%
Media Storm, LLC, Preferred Shares(4)	Media & Entertainment				1,216,204	2,346,964	2,612,000	1.29%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation

Consolidated Schedule of Investments (continued)

As of September 30, 2014

(Unaudited)

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Proserve Offshore Group, Warrants(4)	Oil & Gas Services			6/21/2018	793,000	$793,000	$743,000	0.37%
Response Team Holdings LLC, Preferred Shares	Restoration Services	12% PIK		3/28/2019	2,520,325	2,520,325	2,516,000	1.24%
Wholesome Sweeteners, Inc., Common Shares(4)	Food & Beverage				5,000	5,000,000	4,796,000	2.36%

Total Equity/Other						32,539,685	32,637,395	16.09%

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						120,342,994	121,161,355	59.75%

Investments in Non-Controlled, Affiliated Portfolio Companies — 29.55%*

Senior Secured - First Lien — 2.83%

Show Media, Inc.	Media & Entertainment	5.5% Cash, 5.5% PIK		8/10/2017	7,365,739	$6,590,989	$5,741,000	2.83%

Total Senior Secured - First Lien						6,590,989	5,741,000	2.83%

Senior Subordinated — 19.19%

ACT Lighting	Wholesale	12% Cash, 2% PIK		7/24/2019	9,787,375	$9,592,375	$9,787,375	4.83%
		8% PIK		7/24/2019	1,776,444	1,598,444	1,638,000	0.81%

						11,190,819	11,425,375	5.64%

Battery Solutions, Inc.	Environmental/Energy Services	12% Cash, 2% PIK		12/20/2018	5,183,693	5,183,693	4,665,000	2.30%
DBI Holding, LLC	Infrastructure Maintenance	12% Cash, 1% PIK		9/6/2019	8,609,783	8,609,783	8,609,783	4.25%
		13% PIK		9/6/2019	6,937,133	6,462,759	6,480,000	3.19%

						15,072,542	15,089,783	7.44%

Southern Technical Institute, Inc.	Education	12.5% Cash		10/15/2016	7,699,048	7,699,047	7,732,000	3.81%

Total Senior Subordinated						39,146,101	38,912,158	19.19%

Equity/Other — 7.53%

ACT Lighting, Warrants (4)	Wholesale			7/24/2019	143,000	$143,000	$587,000	0.29%
Battery Solutions, Inc., Class A Units(4)	Environmental/Energy Services				5,000,000	1,058,000	525,000	0.26%
DBI Holding, LLC, Warrants(4)	Infrastructure Maintenance			3/6/2024	519,412	519,412	1,200,000	0.59%
Net Access Corporation, Class A Units(4)	Technology				3,000,000	8,112,000	9,437,001	4.65%
Show Media, Inc., Units(4)(5)	Media & Entertainment				324,321	324,321	—	—
Southern Technical Institute, Inc., Class A Units(4)	Education				4,739,563	2,954,500	3,414,735	1.68%
Warrants(4)					110,267	110,267	110,267	0.06%

						3,064,767	3,525,002	1.74%

Total Equity/Other						13,221,500	15,274,003	7.53%

Total Investments in Non-Controlled, Affiliated Portfolio Companies						58,958,590	59,927,161	29.55%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation

Consolidated Schedule of Investments (continued)

As of September 30, 2014

(Unaudited)

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Investments in Controlled, Affiliated Portfolio Companies — 16.34%**

Senior Secured - First Lien — 10.46%

FST Technical Services, LLC	Technology & Telecom	12% Cash, 2% PIK		11/18/2018	12,500,000	$12,500,000	$12,879,000	6.35%
DRC Emergency Services	Disaster Recovery Services	10% Cash		1/11/2020	5,000,000	5,000,000	5,000,000	2.47%
		8% Cash		12/31/2014	3,333,226	3,333,226	3,333,226	1.64%

						8,333,226	8,333,226	4.11%

Total Senior Secured - First Lien						20,833,226	21,212,226	10.46%

Equity/Other — 5.88%

FST Technical Services, LLC, Common Shares	Technology & Telecom	9% PIK			1,750,000	$1,806,542	$3,960,000	1.95%
DRC Emergency Services, Preferred Shares	Disaster Recovery Services	10% PIK			8,986,637	7,653,637	7,954,998	3.93%

Total Equity/Other						9,460,179	11,914,998	5.88%

Total Investments in Controlled, Affiliated Portfolio Companies						30,293,405	33,127,224	16.34%

Total Investments						209,594,989	214,215,740	105.64%

Liabilities In Excess Of Other Assets							(11,429,085)	(5.64%)

Net Assets							$202,786,655	100.00%

(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid in-kind on such securities.
(2)	The investment has an unfunded commitment as of September 30, 2014 which is excluded from the presentation (see Note 12).
(3)	The Company provided financing to Behavioral Healthcare Realty, a wholly owned subsidiary of American Addiction Centers.
(4)	Non-income producing security.
(5)	As part of the December 2013 amendment, the senior secured notes of Show Media, Inc. contain a provision that, under certain circumstances, allow the holder to convert a portion of the notes into equity, subject to a maximum ownership of 49% of the Common Stock of the business.

Abbreviation Legend

PIK - Payment-In-Kind

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation

Consolidated Schedule of Investments (continued)

September 30, 2014
(Unaudited)

*	Denotes investments in which the Company is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2014 in these affiliated investments are as follows:

	Fair Value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	September 30,
Name of Issuers	2013	Addition	Reductions	Other income	2014
ACT Lighting	$-	$11,333,819	$-	$292,270	$12,012,375
Battery Solutions, Inc.	6,075,969	42,124	-	633,792	5,190,000
DBI Holding, LLC	-	15,384,612	-	1,707,389	16,289,783
Net Access Corporation	11,964,457	-	3,920,230	359,709	9,437,001
Show Media, Inc.	6,294,000	473,824	-	616,808	5,741,000
Southern Technical Institute, Inc.	10,702,958	787,500	1,034,286	818,028	11,257,002
	$35,037,384	$28,021,879	$4,954,516	$4,427,996	$59,927,161

**	Denotes investments in which the Company is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2014 in these affiliated and controlled investments are as follows:

	Fair value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	September 30,
Name of Issuers	2013	Addition	Reductions	Other income	2014
DRC Emergency Services	$11,906,520	$8,458,824	$4,774,620	$1,599,344	$16,288,224
FST Technical Services, LLC	14,034,723	37,779	156,873	1,859,313	16,839,000
	$25,941,243	$8,496,603	$4,931,493	$3,458,657	$33,127,224

***	Pledged as collateral under the credit facility with ING Capital LLC.

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

September 30, 2014 (Unaudited)

1.	Organization and Purpose

Alcentra Capital Corporation (the “Company”, “Alcentra”, “we”, “us” or “our”) was formed as a Maryland corporation on June 6, 2013 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) and is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies. Alcentra is managed by Alcentra NY, LLC (the “Adviser” or “Alcentra NY”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). In addition, for U.S. federal income tax purposes, Alcentra intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax year ending December 31, 2014.

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

On May 8, 2014 (commencement of operations), the Company acquired all of the assets of the Partnership other than its investment in the shares of common stock and warrants to purchase common stock of GTT Communications (the “Fund III Acquired Assets”) for $64.4 million in cash and $91.5 million in shares of Alcentra’s common stock. Concurrent with Alcentra’s acquisition of the Fund III Acquired Assets from the Partnership, Alcentra also purchased for $29 million in cash certain debt investments (the “Warehouse Portfolio”) from Alcentra Group. The Warehouse Portfolio debt investments were originated by the investment professionals of the Adviser and purchased by Alcentra Group using funds under a warehouse credit facility provided by The Bank of New York Mellon Corporation in anticipation of the initial public offering of Alcentra’s shares of common stock. Except for the $1,500 seed capital, the Company had no assets or operations prior to the acquisition of the investment portfolios of the Partnership and as a result, the Partnership is considered a predecessor entity of the Company.

On May 14, 2014, Alcentra completed its initial public offering (the “Offering”), at a price of $15.00 per share. Through its initial public offering the Company sold 6,666,666 shares for gross proceeds of approximately $100 million. Alcentra used $94.2 million of the proceeds from the Offering to fund the purchase of the warehouse portfolio, and the cash portion of the consideration paid to Fund III. On June 6, 2014, Alcentra sold 750,000 shares through the underwriters’ exercise of the overallotment option for gross proceeds of $11,250,000.

On April 8, 2014, the Company formed Alcentra BDC Equity Holdings, LLC, a wholly-owned subsidiary for tax purposes. This subsidiary allows us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. The financial statements of this entity are consolidated into the financial statements of Alcentra. All intercompany balances and transactions have been eliminated.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Partnership and the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles(“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information that is normally included in annual audited financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments considered necessary for the fair presentation of financial statements for the interim periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2014.

The accounting records of the Company and the Partnership are maintained in United States dollars.

As of September 30, 2013, the Company had not yet begun investment operations. Alcentra NY purchased the initial 100 shares for $1,500 on March 12, 2014. As such any per share data is not calculable as of September 30, 2013.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material. The most significant estimates relate to the valuation of the Company’s portfolio investments.

Consolidation

In accordance with Regulation S-X Article 6.03 and ASC Topic 810 - Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation. “Non-controlled, non-affiliate investments” are defined as investments that are neither Control Investments or Affiliate Investments.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less at date of acquisition.

At September 30, 2014, cash balances totaling $19,196,748 exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that risk of loss associated with any uninsured balance is remote.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the credit facility (as defined in Note 10) and are capitalized at the time of payment. These costs are amortized using the straight line method, which approximate the effective interest method over the term of the credit facility.

Valuation of Portfolio Investments

Portfolio investments are carried at fair value as determined by the General Partner of the Partnership and, in case of the fair value as of September 30, 2014, by the Board of Directors (the “Board”) of Alcentra.

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

Organizational and Offering Costs – Organization expenses, including reimbursement payments to the Adviser, are expensed on the Company’s consolidated statement of operations. These expenses consist principally of legal and accounting fees incurred in connection with the organization of the Company and have been expensed as incurred. Offering expenses consist principally of underwriter’s fee, legal, accounting, printing fees and other related expenses associated with the filing of a registration statement. Offering costs are offset against proceeds of the offering in paid-in capital in excess of par in the consolidated statement of changes in net assets. $1.25 million of offering costs were incurred with the initial public offering. $0.1 million of organization expenses were incurred as of September 30, 2014 for Alcentra.

The Partnership is obligated to reimburse the General Partner for 100% of the placement fee and for organizational costs of the Partnership in an amount not to exceed $1,250,000 on a cumulative basis. Organizational costs paid by the Partnership in excess of $1,250,000 (“Excess Organizational Expenses”) and all placement fees paid by the Partnership will reduce the management fee as described in Note 7. No costs were charged for the Partnership for the periods ended September 30, 2014 or September 30, 2013.

Paid-In-Capital

The Company records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding all commissions.

Earnings and Net Asset Value Per Share – Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reported period.  Net Asset Value per share is calculated using the number of shares outstanding as of the end of the period.

Investments - Investment security transactions are accounted for on a trade date basis. Cost of portfolio investments represents the actual purchase price of the securities acquired including capitalized legal, brokerage and other fees as well as the value of interest and dividends received in-kind and the accretion of original issue discounts. Fees may be charged to the issuer by the Company and Partnership in connection with the origination of a debt security financing. Such fees are reflected as a discount to the cost of the portfolio security and the discount is accreted into income over the life of the related debt security.

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

Interest and Dividend Income – Interest is recorded on the accrual basis to the extent that the Company and Partnership expect to collect such amounts. The Company and Partnership accrue paid in-kind interest (“PIK”) by recording income and an increase to the cost basis of the related investments. Dividend income is recorded on ex-dividend date. Dividends in-kind are recorded as increase in cost basis of investments and as income.

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were no non-accrual investments as of September 30, 2014 and December 31, 2013.

Other Income – The Company may also receive structuring or closing fees in connection with its investments. Such upfront fees are capitalized as unearned income and offset against investment cost basis on the consolidated statements of assets and liabilities and accreted into income over the life of the investment.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

Income Taxes – Beginning with its first taxable year, the Company intends to elect for U.S. federal income tax purposes to be treated as a RIC under Subchapter M of the Code, and to operate in a manner so as to qualify for the tax treatment applicable to RIC’s. To obtain and maintain our qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, the Company must distribute to our stockholders, for each taxable year, at least 90% of ‘‘investment company taxable income,’’ which is generally net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that are timely distributed to stockholders as dividends.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories (from highest to lowest) based on inputs:

Level 1 – Quoted prices (unadjusted) are available in active markets for identical investments that the Company and Partnership has the ability to access as of the reporting date. The type of investments which would generally be included in Level 1 includes listed equity securities and listed derivatives. As required by ASC Topic 820, the Company and Partnership, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Company and Partnership holds a large position and a sale could reasonably impact the quoted price.

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

The following table summarizes the levels in the fair value hierarchy into which the Company and Partnership’s financial instruments are categorized as of September 30, 2014 and December 31, 2013:

As of September 30, 2014 (unaudited):

	Level 1	Level 2	Level 3	Total

Senior Secured – First Lien	$-	$-	$76,448,740	$76,448,740
Senior Secured – Second Lien	-	-	13,566,597	13,566,597
Subordinated Debt	-	-	64,374,007	64,374,007
Equity/Other	-	-	59,826,396	59,826,396
Total investments	$-	$-	$214,215,740	$214,215,740

As of December 31, 2013:

	Level 1	Level 2	Level 3	Total

Debt	$-	$-	$77,460,413	$77,460,413
Common Shares/Membership Units	-	4,769,000	19,884,409	24,653,409
Preferred Shares/Membership Units	-	-	20,149,748	20,149,748
Warrants	-	-	2,702,267	2,702,267
Total investments	$-	$4,769,000	$120,196,837	$124,965,837

There were no transfers between levels 1, 2 and 3 during the period from May 8, 2014 to September 30, 2014 and during the year ended December 31, 2013.

The changes in investments classified as Level 3 are as follows for the period from May 8, 2014 to September 30, 2014 and the year ended December 31 2013.

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of May 8, 2014 (*)	$68,848,668	$-	$61,151,338	$54,590,510	$184,590,516
Amortized discounts/premiums	-	5,299	45,037	-	50,336
Paid in-kind interest	521,740	-	655,228	492,507	1,669,475
Net realized gain (loss)	-	-	17,875	-	17,875
Net change in unrealized appreciation (depreciation)	249,662	-	(233,944)	4,605,033	4,620,751
Purchases	14,545,032	13,561,298	22,127,000	142,999	50,376,329
Sales/Return of capital	(7,716,362)	-	(19,388,527)	(4,653)	(27,109,542)
Transfers in	-	-	-	-	-
Transfers out	-	-	-	-	-
Balance as of September 30, 2014	$76,448,740	$13,566,597	$64,374,007	$59,826,396	$214,215,740

Net change in unrealized appreciation(depreciation) from investments still held as of September 30, 2014	$249,662	$-	$(233,944)	$4,929,354	$4,945,072

* Investment portfolios acquired from the Partnership and the Warehouse Portfolios (see Note 1)

	Debt	Common Shares/ Membership Units	Preferred Shares/ Membership Units	Warrants	Total
Balance as of January 1, 2013	$65,446,132	$21,874,000	$10,858,157	$1,739,267	$99,917,556
Amortized discounts/premiums	190,362	-	-	-	190,362
Paid in-kind interest	640,407	-	1,065,627	-	1,706,034
Net realized gain (loss)	317,374	3,229,861	-	-	3,547,235
Net change in unrealized appreciation (depreciation)	(774,750)	(2,843,413)	(1,107,369)	552,061	(4,173,471)
Purchases	32,057,812	1,914,063	4,333,333	410,939	38,716,147
Sales/Return of capital	(15,416,924)	(4,290,102)	-	-	(19,707,026)
Transfers in	-	-	5,000,000	-	5,000,000
Transfers out	(5,000,000)	-	-	-	(5,000,000)
Balance as of December 31, 2013	$77,460,413	$19,884,409	$20,149,748	$2,702,267	$120,196,837

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2013	$(774,750)	$(2,013,654)	$(1,107,369)	$552,061	$(3,343,712)

During the year ended December 31, 2013, a portion of one of the Level 3 investments held by the Partnership was converted from debt to preferred shares.

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014 (unaudited):

Assets at Fair Value	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average

Senior Secured - First Lien	$76,448,740	Yield to Maturity	Comparable Market Rate	8.0% - 22.1%	11.9%

Senior Secured - Second Lien	$13,566,597	Yield to Maturity	Comparable Market Rate	9.5% - 10.0%	9.7%

Senior Subordinated	$64,374,007	Yield to Maturity	Comparable Market Rate	8.0% - 20.0%	13.9%

Preferred Ownership	$32,341,396	Market Approach	Enterprise Value/LTM EBITDA Multiple	4.0x – 13.5x	8.8%

Common Ownership/ Common Warrants	$27,485,000	Market Approach	Enterprise Value/LTM EBITDA Multiple	6.0x – 13.0x	12.7%

Total	$214,215,740

As of December 31, 2013:

Assets at Fair Value	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average

Preferred Ownership	$20,149,748	Market Approach	Enterprise Value/LTM EBITDA Multiple	5.25x – 9.0x	7.5	x

Common Ownership/ Common Warrants	$22,586,676	Market Approach	Enterprise Value/LTM EBITDA Multiple	5.0x – 14.0x	9.2	x

Debt	$77,460,413	Yield Analysis/ Market Approach	Yield to Maturity	6.7x – 14.0x	12.3

Total	$120,196,837

4.	Share Transactions/Partners’ Capital

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering for the period ended September 30, 2014 (May 8, 2014 – September 30, 2014).

	Shares	Amount
Issuance of shares to Limited Partners of the Partnership	6,100,000	$91,500,000
Issuance of shares in the Offering	6,666,666	99,999,990
Overallotment	750,000	11,250,000
Total shares issued	13,516,666	202,749,990
Less:
Underwriting costs (sales load)	—	3,337,500
Offering costs	—	1,314,602
Total shares outstanding/net proceeds to Company	13,516,666	$198,097,888

The Partnership held its initial closing on May 14, 2010, accepting capital commitments amounting to $105,850,000 from Limited Partners. Seven additional closings were held subsequent to May 14, 2010. The most recent of which being the final closing, took place on August 10, 2012, bringing total commitments to $210,200,000. Such capital commitments are due and payable when called by the General Partner. As of May 7, 2014 and September 30, 2013, Limited Partners have contributed $226,397,552 and $152,439,711 or 107.71% and 72.52% of their total capital commitments to the Partnership, respectively. As of May 7, 2014, the capital balances of Class A Limited Partners and Class B Limited Partners amounted to 70.02% and 30.02% of total partners’ capital, respectively.  As of September 30, 2013 the capital balances of Class A Limited Partners and Class B Limited Partners amounted to 67.56% and 29.10% of total partners’ capital, respectively.

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

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
June 24, 2014	June 30, 2014	July 7, 2014	$0.178
August 12, 2014	September 30, 2014	October 6, 2014	$0.340

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

For the period from January 1, 2014 to May 7, 2014 and the nine months ended September 30, 2013, the Partnership made distributions to the Limited Partners totaling $3,941,341 and $23,414,451, respectively. For the period from January 1, 2014 to May 7, 2014, distributions made to Class A Limited Partners and Class B Limited Partners amounted to 70.03% and 29.97% of total distributions, respectively. For the nine months ended September 30, 2013, distributions made to Class A Limited Partners and Class B Limited Partners amounted to 29.88% and 69.81% of total distributions, respectively.

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

Allocations of Partnership profits are made in a manner which is consistent with, and gives effect to, the distribution procedures outlined in Note 5 above. Partnership losses are allocated to all partners in proportion to such partners’ capital commitments or to such partners’ percentage ownership in such investment from which the losses arose, or if there is no such investment, in proportion to their capital commitment. For the period from January 1, 2014 to May 7, 2014 and the nine months ended September 30, 2013, the General Partner was allocated carried interest distributions of $(5,966,619) and $0, respectively. As a result of the completion of Alcentra’s initial public offering, the General Partner’s allocated carried interest as of May 7, 2014 was reallocated to the Limited Partners in accordance with the provisions of the Partnership’s Limited Partnership Agreement (December 31, 2013, as revised). Accordingly, the carried interest allocated to the General Partner through May 7, 2014 of approximately $6 million was reallocated to the Limited Partners.

7.	Related Party Transactions

Management Fee

Alcentra Capital Corporation

Under the Investment Advisory Agreement, we have agreed to pay Alcentra NY an annual base management fee based on our gross assets as well as an incentive fee based on our performance. The base management fee is calculated at an annual rate as follows: 1.75% of our gross assets (i.e., total assets held before deduction of any liabilities), including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such as investments in U.S. Treasury Bills), if our gross assets are below $625 million; 1.625% if our gross assets are between $625 million and $750 million; and 1.5% if our gross assets are greater than $750 million. The various management fee percentages (i.e. 1.75%, 1.625% and 1.5%) would apply to our entire gross assets in the event our gross assets exceed the various gross asset thresholds. The base management fee will be payable quarterly in arrears and shall be calculated based on the average value of the Company’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarter.

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

For the three months ended September 30, 2014 and for the period from May 8, 2014 to September 30, 2014, the Company recorded an expense for base management fees of $925,477 and $1,450,025, respectively, of which $314,910 was payable at September 30, 2014. For the three and nine months ended September 30, 2013, the Partnership recorded an expense for base management fees of $715,017 and $2,113,105, respectively, of which $0 was payable at September 30, 2013.

Our Adviser may waive its fees (base management and incentive fee), without recourse against or reimbursement by us, for the remainder of the quarter in which the initial public offering is completed and the subsequent four quarters to the extent required in order for the Company to earn a quarterly net investment income to maintain a targeted dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis). For the three months ended September 30, 2014 and for the period from May 8, 2014 to September 30, 2014, the Company incurred incentive fees of $763,550, of which $0 was payable at September 30, 2014. For the three months ended September 30, 2014 and for the period from May 8, 2014 to September 30, 2014, the Company recorded a waiver of management and incentive fees of $1,374,118.

BNY Mellon-Alcentra Mezzanine III, L.P.

For the period from the Commencement Date to the fifth anniversary of the Final Closing Date, the Partnership will pay to the Manager a management fee at an annual rate equal to the product of 1.50% for each Class A Limited Partner and 1.00% - 1.25% for each Class B Limited Partner, in each case multiplied by such Limited Partner’s capital commitment. After the fifth anniversary of the Final Closing Date, the management fee will be paid at annual rates of 1.50% and 1.00% - 1.25% for Class A Limited Partners and Class B Limited Partners, respectively, in each case multiplied by the aggregate amount of such Limited Partner’s capital contributions used to fund the cost of investments that have not been the subject of a disposition less the aggregate amount of such Limited Partner’s capital contributions with respect to all investments which have not been disposed of prior to the date of such distribution and which have been permanently written off. The management fee is payable quarterly in advance. For the period from January 1, 2014 to May 7, 2014, Class A Limited Partners were charged $528,719 and Class B Limited Partners were charged $170,754 in management fees. For the nine months ended September 30, 2013, Class A Limited Partners were charged $1,577,892 and Class B Limited Partners were charged $535,213 in management fees.

The management fee is reduced by the placement fees and Excess Organization Expenses paid by the Partnership. The management fee is further reduced by 100% of all transaction fees, investment fees, monitoring fees, management fees and directors’ fees received by the General Partner or any affiliate thereof, net of unreimbursed out-of-pocket expenses. For the period from January 1, 2014 to May 7, 2014 and the nine months ended September 30, 2013 there were no placement fees, Excess Organizational Expenses, or fees received by the Manager that reduced management fee expense in the reporting period.

Certain employees of the Manager are Limited Partners of the Partnership. As of May 7, 2014, an affiliate of the Partnership also had a $50.0 million commitment to the Partnership as a Limited Partner. As of May 7, 2014 and December 31, 2013, this Limited Partner has contributed $56,602,997 and $40,136,386, respectively, or 113.21% and 80.27%, respectively, of its total capital commitments to the Partnership.

As of December 31, 2013, the amounts due from Limited Partners, amounts due to affiliates and distributions payable amounting to $6,635, $10,989 and $168, respectively, relate to capital activity during the period. Additionally, the Partnership incurred $699,473 in management fees, for the period from January 1, 2014 to May 7, 2014 and $2,113,105 for the nine months ended September 30, 2013.

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

For the three months ended September 30, 2014 and for the period May 8, 2014 through September 30, 2014, the Company recorded directors fee expense of $26,916 and $106,916, respectively, of which $60,245 was payable at September 30, 2014. For the three and nine months ended September 30, 2013, the Company did not record any directors fee expense.

9.	Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the period from January 1, 2014 through May 7, 2014, the period from May 8, 2014 through September 30, 2014 and the nine months ended September 30, 2013.

	For the period from January 1, 2014 through	For the period from May 8, 2014* through	For the nine months ended
	May 7, 2014	September 30, 2014	September 30, 2013
Investment purchases, at cost (including PIK interest)	$50,201,887	$52,045,804	$14,969,063
Investment sales, proceeds (including Principal payments/paydown proceeds)	15,780,666	27,109,542	18,782,201

* Commencement of operations of the Company

** Excludes $185 million of investment portfolios acquired by the Company from the Partnership and the Warehouse Portfolios (see Note 1)

10.	Credit Facility/Line of Credit

On May 8, 2014, the Company entered into a senior secured revolving credit agreement(the “Credit Facility”) with ING Capital LLC(“ING”), as administrative agent, collateral agent and lender to provide liquidity in support of its investment and operational activities. The Credit Facility has an initial commitment of $80 million with an accordion feature that allows for an increase in the total commitments up to $160 million, subject to certain conditions and the satisfaction of specified financial convenants. The Credit Facility is secured primarily by the Company’s assets. The stated maturity date for the Credit Facility is May 8, 2017, which may be extended by mutual agreement. Deferred financing costs related to this credit facility were $1.43 million and $0 as of September 30, 2014 and December 31, 2013, respectively.

Amounts available to borrow under the Credit Facility are subject to a minimum borrowing /collateral base that applies an advance rate to certain investments held by the Company. The Company is subject to limitations with respect to the investments securing the Credit Facility, including, but not limited to, restrictions on sector concentrations, loan size, portfolio company leverage which may affect the borrowing base and therefore amounts available to borrow.

Borrowings under the Credit Facility bear interest, subject to the Company’s election, at a rate per annum equal to (i) the one, three or six month LIBOR, as applicable, plus 3.25% or (ii) 2.25% plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5% and (C) three month LIBOR plus 1.0%. The Company pays a commitment fee between 0.5% and 1.0% per annum based on the size of the unused portion of the Credit Facility. This fee is included in interest expense on the Company’s consolidated statements of operations.

The Company has made customary representations and warranties and is required to comply with various covenants and reporting requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2014, the Company was in compliance in all material respects with the terms of the Credit Facility.

As of September 30, 2014 and December 31, 2013, the Company had United States dollar borrowings of $26.9 million and $15.0 million outstanding under the Credit Facility, respectively.

The Partnership entered into a credit agreement with the Administrator under which the Partnership can borrow an aggregate principal amount of $15 million for the financing of portfolio investments. Interest is charged at the LIBOR Rate plus 1.00%. The credit agreement terminated on April 24, 2014. As of December 31, 2013, the Partnership had outstanding borrowings of $15,000,000. As of September 30, 2014 and December 31, 2013, Alcentra and the Partnership borrowed an average of $21,953,080 and $9,484,749, respectively. Alcentra’s weighted average interest rate as of September 30, 2014 is 4.16%.

11.	Market and Other Risk Factors

At September 30, 2014, the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is concentrated in the twenty industries listed in Note 13. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

Economic conditions in 2014 continued to impact revenues and operating cash flows for most businesses and continued to impact the lending markets, leaving many businesses unable to borrow or refinance debt obligations. These restrictions on obtaining available financing, coupled with the continuing economic slowdown, have resulted in a low volume of purchase and sale transactions across all industries, which have limited the amount of observable inputs available to the Company in estimating the fair value of the Company’s investments. The Company estimates the fair value of investments for which observable market prices in active markets do not exist based on the best information available, which may differ significantly from values that would have otherwise been used had a ready market for the investments existed and the differences could be material.

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

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2014, the Company had four unfunded commitments under loan and financing agreements. As of December 31, 2013, the Partnership’s unfunded commitment under loan and financing agreements are presented below.

	As of
	September 30, 2014	December 31, 2013
Dentistry for Children, Inc.	$3,500,000	$2,625,000
National Safe Drivers (NSD)	826,202	-
Stancor, Inc.	278,000	-
DRC Emergency Services	3,333,225	-
Total	$7,937,427	$2,625,000

13.	Classification of Portfolio Investments

As of September 30, 2014, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets
Healthcare Services	$22,796,405	$22,887,404	11.29%
Technology & Telecom	14,306,542	16,839,000	8.30%
Infrastructure Maintenance	15,591,954	16,289,783	8.03%
Disaster Recovery Services	15,986,863	16,288,224	8.03%
Automotive	14,210,242	14,210,242	7.01%
Oil & Gas Services	13,495,325	14,164,000	6.99%
Wholesale	11,333,819	12,012,375	5.92%
Restoration Services	12,014,349	12,012,000	5.92%
Media & Entertainment	12,262,274	11,353,000	5.60%
Waste Management	11,258,396	11,258,396	5.55%
Education	10,763,814	11,257,002	5.55%
Technology	8,112,000	9,437,001	4.65%
Healthcare & Pharmaceuticals	8,000,000	8,000,000	3.95%
Media: Broadcasting & Subscription	7,392,799	7,392,799	3.65%
Consumer Services	7,130,699	7,130,699	3.52%
Wholesale/Distribution	7,000,000	7,000,000	3.45%
Environmental/Energy Services	6,241,693	5,190,000	2.56%
Food & Beverage	5,000,000	4,796,000	2.37%
Packaging	3,697,815	3,697,815	1.82%
Business Services	3,000,000	3,000,000	1.48%
Total	$209,594,989	$214,215,740	105.64%

Geographic Region	Cost	Fair Value	% of Net Assets
South	$54,419,800	$55,679,024	27.46%
Eastern	47,309,314	49,597,180	24.46%
South East	40,340,569	40,423,219	19.93%
West	31,547,828	31,058,074	15.32%
South West	14,306,542	16,839,000	8.30%
Mid West	14,278,137	13,226,444	6.52%
Puerto Rico	7,392,799	7,392,799	3.65%
Total	$209,594,989	$214,215,740	105.64%

Investment Type
Senior Secured – First Lien	$76,199,078	$76,448,740	37.70%
Senior Subordinated	64,607,950	64,374,007	31.75%
Equity/Other	55,221,364	59,826,396	29.50%
Senior Secured – Second Lien	13,566,597	13,566,597	6.69%
Total	$209,594,989	$214,215,740	105.64%

*Fair value as a percentage of Net Assets

As of December 31, 2013, the Partnership's portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Technology	$27,641,303	$36,492,364	32.98%
Healthcare	17,788,791	18,409,791	16.64%
Media & Entertainment	16,401,228	16,796,478	15.18%
Food and Beverage	12,391,564	12,391,564	11.20%
Disaster Recovery Services	13,239,853	11,906,520	10.76%
Waste Management Services	10,802,784	10,802,784	9.76%
Education	11,590,021	10,702,958	9.68%
Energy Service Company	10,017,974	6,868,969	6.21%
Defense Services	500,000	594,409	0.54%
Total	$120,373,518	$124,965,837	112.95%

Geographic Region
Eastern United States	$78,263,263	$85,586,587	77.36%
Midwest United States	22,409,538	19,260,533	17.41%
West United States	19,700,717	20,118,717	18.18%
Total	$120,373,518	$124,965,837	112.95%

Investment Type
Debt	$78,235,163	$77,460,413	70.02%
Common Shares/Membership Units	21,414,063	24,653,409	22.28%
Preferred Shares/Membership Units	20,313,081	20,149,748	18.21%
Warrants	411,211	2,702,267	2.44%
Total	$120,373,518	$124,965,837	112.95%

*Fair value as a percentage of Net Assets

14.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for one share of common stock for the period May 8, 2014 through September 30, 2014.

Per share data (1)
Net asset value, beginning of period	$15.00
Net investment income (loss)	0.52
Net realized and unrealized gains (losses)	0.55
Net increase (decrease) in net assets resulting from operations	1.07

Distributions to shareholders: (2)
From net investment income	(0.52)

Offering costs	(0.10)
Sales load	(0.45)
Net increase (decrease) in net assets resulting from capital share transactions	(0.55)

Net asset value, end of period	$15.00
Market value per share, end of period	$13.28

Total return based on net asset value (3)(4)(5)	3.5%
Total return based on market value (3)(4)(5)	(8.0)%

Shares outstanding at end of period	13,516,766

Ratio/Supplemental Data:
Net assets, at end of period	$202,786,655
Ratio of total expenses before waiver to average net assets (6)	4.87%
Ratio of interest expense to average net assets (6)	1.01%
Ratio of incentive fees to average net assets (6)	0.97%
Ratio of waiver of management and incentive fees to average net assets (6)	1.75%
Ratio of net expenses to average net assets (6)	3.12%
Ratio of net investment income (loss) before waiver to average net assets (6)	7.24%
Ratio of net investment income (loss) after waiver to average net assets (6)	8.99%

Total Credit Facility payable outstanding	$26,939,154

Asset coverage ratio (7)	8.5
Portfolio turnover rate (5)(8)	13%

(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Total investment return on net asset value is calculated assuming a purchase at the offering price of $15.00 per share paid by the shareholder on the first day and a sale at the net asset value on the last day of the period reported with all distributions reinvested. Total investment return on market value is calculated assuming a purchase at the offering price of $15.00 per share paid by the shareholder on the first day and a sale at the current market price on the last day of the period reported with all distributions reinvested. Had the 2nd quarter used the same method, the outcome would have been (0.4)% and 0.2% for total return on a NAV basis and market price basis, respectively.
(5)	Not Annualized.
(6)	Annualized.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(8)	For the period from May 8, 2014 to September 30, 2014.

The following performance ratios and internal rate of return (“IRR”) (since inception) are presented for the Limited Partners as a single class, taken as a whole. The actual ratios of each individual investor may vary and are dependent upon the specific allocations of income and expense to such investor and the timing of capital transactions for such investor.

The net investment income (loss) ratio and the expense ratio are computed using the weighted average capital of the Limited Partners during the periods. The net investment income (loss) ratio does not include the effects of the carried interest allocation. The weighted average capital calculation reflects a measure of capital after each capital contribution, distribution or other significant change in capital at the end of each quarterly accounting period. The IRR was computed based on the actual dates of Limited Partners’ cash inflows (capital contributions) and outflows (cash and stock distributions), and the residual value of the Limited Partners’ capital accounts from January 1, 2014 through May 7, 2014 and the year ended December 31, 2013.

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

As of September 30, 2014, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$209,594,989
Gross unrealized appreciation	7,105,079
Gross unrealized depreciation	(2,484,328)
Net unrealized investment appreciation	$4,620,751

The tax cost of the Company’s investments as of September 30, 2014, approximates their amortized cost.

16.	Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we have subsidiaries that are not required to be consolidated. We have certain unconsolidated significant subsidiaries that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the period ended September 30, 2014.

	As of		For the nine months ended
Balance Sheet	September 30, 2014	Income Statement	September 30, 2014

Current Assets	31,154,503	Net Sales	66,017,204
Noncurrent Assets	27,653,627	Gross Profit	24,211,377
Current Liabilities	10,925,071	Net Income (Loss)	9,801,827
Noncurrent Liabilities	20,252,439

In addition to the risks associated with our investments in general, there are unique risks associated with our investments in each of these entities. In this regard, DRC Emergency Services LLC (“DRC ES”or the “Company”) derives significantly all of its revenue from contracts with federal, state and local governments and governmental agencies. As a result, if it does not comply with the terms of a contract or with regulations or statutes, it could be subject to downward contract price adjustments or refund obligations or could in extreme circumstances be assessed penalties or be debarred or suspended from obtaining future contracts for a specified period of time. Any such suspension or debarment or other sanction could have an adverse effect on its business.

Similarly, the business and growth of FST Technical Services, LLC (“FST”) depends in large part on the continued trend toward outsourcing of certain services in the semiconductor and biopharmaceutical industries. There can be no assurance that this trend in outsourcing will continue, as companies may elect to perform such services internally. A significant change in the direction of this trend generally, or a trend in the semiconductor and biopharmaceutical industry not to use, or to reduce the use of, outsourced services such as those provided by it, could significantly decrease its revenues and such decreased revenues could have a material adverse effect on it or its results operations or financial condition.

On August 29, 2014, DRC ES was suspended from Federal Government contracting and from directly or indirectly receiving the benefits of federal assistance programs. In DRC ES’s opinion the suspension primarily resulted from alleged actions taken by former employees and subcontractors related to two particular contracts.  None of the employees in question work for DRC ES or any of its affiliates.  The Company is fully cooperating with all Government investigations.  The suspension was terminated on October 1, 2014. At this time we believe the Company’s contracts and customer relationships were not materially impacted by the suspension.

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

Subsequent to September 30, 2014, the following activity occurred:

On October 1, 2014, Alcentra committed to fund $20,000,000 to Hotel Systems Pro.

On October 6, 2014, a dividend of $0.34 per share was paid to shareholders of record as of September 30, 2014 in the amount of $4,595,700.

On October 10, 2014, Bioventus LLC was funded for $12,000,000 (Libor + 10.0% ; 1.0% Libor Floor)

On October 16, 2014, Alcentra recently filed an exemptive application with the SEC to permit it to co-invest with funds or entities managed by the Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act.

Any such order will be subject to certain terms and conditions. Furthermore, there is no assurance that this application for exemptive relief will be granted by the SEC

On October 31, 2014, Alcentra committed to fund $15,000,000 to North Atlantic Petroleum.

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

As of September 30, 2014, we had $214.2 million (at fair value) invested in 24 companies. Our portfolio included approximately 35.6% of first lien debt, 6.3% of second lien debt, 30.1% of mezzanine debt and 27.9% of equity investments at fair value. The composition of our investments as of September 30, 2014 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$76,199,078	$76,448,740
Senior Secured – Second Lien	13,566,597	13,566,597
Unsecured Debt	64,607,950	64,374,007
Equity	55,221,364	59,826,396
Total Investments	$209,594,989	$214,215,740

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2014 we had four such investments with an aggregate unfunded commitment of $7.9 million and at December 31, 2013, we had one such investment with aggregate unfunded commitments of $2.6 million.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2014:

	Cost	Fair Value	% of Total Net Assets
Connecticut	$23,605,360	$23,870,396	11.77%
Texas	21,495,325	21,960,000	10.84%
California	17,501,819	18,186,375	8.98%
Florida	16,937,612	17,430,800	8.59%
Arizona	14,306,542	16,839,000	8.30%
Georgia	16,628,405	16,713,405	8.24%
Pennsylvania	15,591,954	16,289,783	8.03%
Alabama	15,986,863	16,288,224	8.03%
Michigan	14,278,137	13,226,444	6.52%
North Carolina	12,014,349	12,012,000	5.92%
Tennessee	11,697,815	11,697,815	5.77%
New Jersey	8,112,000	9,437,000	4.65%
Puerto Rico	7,392,799	7,392,799	3.65%
Colorado	7,130,699	7,130,699	3.52%
Nevada	6,915,310	5,741,000	2.83%
Total	$209,594,989	$214,215,740	105.64%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Net Assets
Connecticut	$20,135,262	$21,305,262	19.25%
Arizona	14,034,723	14,034,723	12.69%
Texas	12,391,569	13,184,564	11.92%
California	12,734,744	12,377,994	11.19%
Georgia	12,122,797	12,325,797	11.14%
New Jersey	6,852,457	11,964,457	10.81%
Alabama	13,239,853	11,906,520	10.76%
Florida	11,590,021	10,702,958	9.67%
Virginia*	6,754,123	10,493,184	9.48%
Michigan	10,017,969	6,075,969	5.49%
Pennsylvania	500,000	594,409	0.54%
	$120,373,518	$124,965,837	112.95%

*	Includes the Excluded Assets. The aggregate cost basis and fair value of the Excluded Assets at December 31, 2013 was $2.4 million and $6.2 million, respectively.

The following is a summary of industry concentration of our investment portfolio as of September 30, 2014:

Industry	Cost	Fair Value	% of Net Assets
Healthcare Services Total	$22,796,405	$22,887,404	11.29%
Technology & Telecom Total	14,306,542	16,839,000	8.30%
Infrastructure Maintenance Total	15,591,954	16,289,783	8.03%
Disaster Recovery Services Total	15,986,863	16,288,224	8.03%
Automotive Total	14,210,242	14,210,242	7.01%
Oil & Gas Services Total	13,495,325	14,164,000	6.99%
Wholesale Total	11,333,819	12,012,375	5.92%
Restoration Services Total	12,014,349	12,012,000	5.92%
Media & Entertainment Total	12,262,274	11,353,000	5.60%
Waste Management Total	11,258,396	11,258,396	5.55%
Education Total	10,763,814	11,257,002	5.55%
Technology Total	8,112,000	9,437,001	4.65%
Healthcare & Pharmaceuticals Total	8,000,000	8,000,000	3.95%
Media: Broadcasting & Subscription Total	7,392,799	7,392,799	3.65%
Consumer Services Total	7,130,699	7,130,699	3.52%
Wholesale/Distribution Total	7,000,000	7,000,000	3.45%
Environmental/Energy Services Total	6,241,693	5,190,000	2.56%
Food & Beverage Total	5,000,000	4,796,000	2.37%
Packaging Total	3,697,815	3,697,815	1.82%
Business Services Total	3,000,000	3,000,000	1.48%
Grand Total	$209,594,989	$214,215,740	105.64%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Net Assets
Technology and Telecom*	$27,641,303	$36,492,364	32.98%
Healthcare	17,788,791	18,409,791	16.64%
Media and Entertainment	16,401,228	16,796,478	15.18%
Food and Beverage	12,391,564	12,391,564	11.20%
Disaster Recovery Services	13,239,853	11,906,520	10.76%
Waste Management Services	10,802,784	10,802,784	9.76%
Education	11,590,021	10,702,958	9.68%
Energy Service Company	10,017,974	6,868,969	6.21%
Defense Services	500,000	594,409	.54%

	$120,373,518	$124,965,837	112.95%

*	Includes the Excluded Assets. The aggregate cost basis and fair value of the Excluded Assets at December 31, 2013 was $2.4 million and $6.2 million, respectively.

At September 30, 2014, our average portfolio company investment at amortized cost and fair value was approximately $8.7 million and $8.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $17.3 million and $16.2 million, respectively. At December 31, 2013, our average portfolio company investment at amortized cost and fair value was approximately $8.5 million and $8.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $14.0 million and $14.0 million, respectively.

At September 30, 2014, 15.5% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 84.5% bore interest at fixed rates. At December 31, 2013, 100% of our debt investments bore interest at fixed rates.

The weighted average yield on all of our debt investments as of September 30, 2014 and December 31, 2013 was approximately 12% and 12.4%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

$91.1 million of the portfolio (45%) had a first dollar loss at 0.0x-1.0x EBITDA; $60.3 million of the portfolio (30%) had a first dollar loss at 1.0x-3.0x EBITDA; $33.8 million of the portfolio (16%) had a first dollar loss of 3.0x-4.0x EBITDA; and $18.3 million of the portfolio (9%) had a first dollar loss of 4.0x-4.5x EBITDA; and $0.5 million of the portfolio (<1%) had a first dollar loss >4.5x EBITDA;

As of September 30, 2014 and December 31, 2013, we had cash of $19.1 million and $0.7 million, respectively.

Investment Activity

During the period January 1, 2014 to May 7, 2014, the Partnership invested $48.7 million in new investments and $15.7 million of repayments were received.

From May 8, 2014 to September 30, 2014, Alcentra invested $45.6 million in seven new portfolio companies and $4.1 million of add on investments. We also received $27.4 million in paydowns. $19.3 million was repaid by Net Access Corp ($3.9 million), GTT Communications ($6.3 million) and Wholesome Sweeteners ($9.0 million). $8.1 million was due to principal paydowns.

During the three and nine months ended September 30, 2013, the Partnership invested $0 million and $15.0 million, respectively. During the same period we received $17.5 million and $18.8 million in proceeds from repayments, respectively.

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

Loans and Debt Securities on Non-Accrual Status

We will generally not accrue interest on loans and debt securities if principal or interest cash payments are past due 30 days or more and/or we have reason to doubt our ability to collect such interest. As of September 30, 2014 and December 31, 2013, we had no loans on non-accrual status.

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

Comparison of the three and nine months ended September 30, 2014 and 2013

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees. Total investment income for the period May 8, 2014 through September 30, 2014 totaled $9.5 million and was primarily composed of interest income, including $2.2 million of PIK income. Total investment income on the Partnership from January 1, 2014 through May 7, 2014 was $7.8 million and was primarily composed of $4.4 million of interest income, including $1.4 million of PIK income, $1.8 million of other income and $0.2 million of dividend income.

Total investment income for the three month period ended September 30, 2013 was $2.2 million, including $0.126 million of PIK interest and $0.088 million of other income.

Total investment income for the nine months ended September 30, 2013 was $7.6 million including $.482 million of PIK interest and $0.182 million of other income.

Expenses

Operating expenses for the Partnership for the period January 1, 2014 through May 7, 2014 totaled $0.8 million (inclusive of a management fee of $0.7 million).

Operating expenses for Alcentra for the period May 8, 2014 through September 30, 2014 totaled $2.4 million (inclusive of a management fee of $0.9 million).

Operating expenses for the Partnership for the period July 1, 2013 through September 30, 2013 totaled $0.873 million (including $0.715 million in management fees).

Operating expenses for the Partnership for the nine months ended September 30, 2013 totaled $2.4 million (inclusive of $2.1 million of management fees).

Operating expenses consist of base management fees, administrative services expenses, professional fees, and other general and administrative expenses.

The Partnership had entered into a credit agreement under which it could borrow an aggregate principal amount of $15 million for the financing of portfolio investments. Borrowings under the credit agreement were $10 million and $15.0 million as of May 7, 2014 and December 31, 2013, respectively.

Interest is charged at the Alternative Rate, defined as the higher of (a) the Federal Fund Rate and (b) the Overnight LIBOR Rate, plus 130 basis points. The interest rate, period to date, ranged from 1.39% to 1.40%. Fund III recorded interest and fee expense of $0.032 million for the three months ended September 30, 2014. The average borrowings under the credit agreement for the period ended May 7, 2014 was $9,512,147. The credit agreement, which was not assumed by Alcentra in connection with the acquisition of Fund III Acquired Assets, terminated on April 24, 2014.

For the period January 1, 2014 through May 7, 2014 interest expense was $0.050 million.

For the nine months ended September 30, 2013, interest expense was $0.097 million.

Interest expense for the period May 8, 2014 to September 30, 2014 was $.790 million.

In connection with the Offering, Alcentra entered into a senior secured revolving credit agreement (“Credit Facility”) with ING Capital LLC, as administrative agent and lender. The Credit Facility has an initial commitment of $80 million with an accordion feature that allows for an increase in total commitments to $160 million. The Credit Facility has a maturity date of May 8, 2018 and bears interest, at Alcentra’s election, at a rate per annum equal to (i) the one, three or six month LIBOR, as applicable, plus 3.25% or (ii) 2.25% plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5% and (C) three month LIBOR plus 1.0%.  The Credit Facility is secured by a first priority security interest in all of Alcentra’s portfolio investments, the equity interests in certain of its direct and indirect subsidiaries and substantially all of its other assets. Alcentra is also subject to customary covenants and events of default typical of a facility of this type.

Under the Advisory Agreement, Alcentra pays Alcentra NY, LLC (the “Adviser”) a base management fee calculated at an annual rate as follows: 1.75% of its gross assets (i.e., total assets held before deduction of any liabilities), including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such as investments in U.S. Treasury Bills), if its gross assets are below $625 million; 1.625% of its total gross assets if our gross assets are between $625 million and $750 million; and 1.5% of its gross assets if its assets are greater than $750 million. These various management fee percentages (i.e. 1.75%, 1.625% and 1.5%) would apply to ACC’s entire gross assets in the event its gross assets exceed the various gross asset thresholds.

In addition, ACC pays the Adviser an incentive fee under the Advisory Agreement which consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of ACC’s “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a hurdle rate of 2% per quarter (8% annualized), and is subject to a “catch-up” feature. The second part is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the Advisory Agreement, as of the termination date) and equals 20% of ACC’s aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees.

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

For the period May 8, 2014 through September 30, 2014, net investment income was $7.1 million.

For the three and nine month period ended September 30, 2013, net investment income was $1.4 million and $5.2 million, respectively.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the period May 8, 2014 through September 30, 2014, there were $27.4 million in paydowns on investments, there were no realized gains.

For the period January 1, 2014 to May 7, 2014, there was a realized gain of $0.05 million.

For the period January 1, 2014 to May 7, 2014, there was a realized loss of $0.04 million.

For the three and nine month period ended September 30, 2013 realized gains totaled $0.41 million and $2.9 million, respectively.

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

Net change in unrealized appreciation (depreciation) on investments for the period July 1, 2014 to September 30, 2014 totaled $2.9 million.

Net change in unrealized appreciation (depreciation) on investments for the period May 8, 2014 through September 30, 2014 totaled $4.2 million.

Net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2013 were $1.5 million and $(.832) million, respectively.

Net Increase in Net Assets Resulting from Operations

For the period January 1, 2014 to May 7, 2014, net increase in net assets resulting from operations totaled $9.9 million.

For the period July 1, 2014 through September, 2014, net increase in assets resulting from operations totaled $7.5 million.

For the period May 8, 2014 through September 30, 2014, net increase in net assets resulting from operations totaled $11.3 million.

For the three and nine months ended September 30, 2013, net increase in net assets resulting from operations totaled $3.5 million and $7.2 million, respectively.

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

For the period May 8, 2014 through September 30, 2014, Alcentra’s operating activities used cash of $113 million, primarily in connection with the initial purchase of investments. Financing activities for the same period provided $132 million primarily through the Offering.

The Partnership’s operating activities used cash of $8.5 million for the nine months ended September 30, 2013, primarily in connection with purchases of investments. Financing activities for the nine months ended September 30, 2013 decreased cash by $2.9  million primarily from capital distributions made to limited partners.

Our liquidity and capital resources are derived from the capital contributions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as distributions to our stock holders. We expect to use these capital resources as well as proceeds from turnover within our portfolio, borrowings under the Credit Facility and from public and private offerings of securities to finance our investment activities.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2014, our off-balance sheet arrangements consisted of $7.9 million of unfunded commitments to provide debt financing to two of our portfolio companies. As of December 31, 2013, our off-balance sheet arrangements consisted of $2.6 million of unfunded commitments to provide debt financing to one of our portfolio companies.

Recent Developments

Subsequent to September 30, 2014, the following activity occurred:

On October 1, 2014, Alcentra committed to fund $20,000,000 to Hotel Systems Pro.

On October 6, 2014, a dividend of $0.34 per share was paid to shareholders of record as of September 30, 2014 in the amount of $4,595,700.

On October 10, 2014, Bioventus LLC was funded for $12,000,000 (Libor + 10.0% ; 1.0% Libor Floor)

On October 16, 2014, Alcentra recently filed an exemptive application with the SEC to permit it to co-invest with funds or entities managed by the Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act.

Any such order will be subject to certain terms and conditions. Furthermore, there is no assurance that this application for exemptive relief will be granted by the SEC

On October 31, 2014, Alcentra committed to fund $15,000,000 to North Atlantic Petroleum.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the period ended September 30, 2014 and September 30, 2013, 15.5% and 0%, or 5 and 0 of the loans in our portfolio bore interest at floating rates, respectively. In the future, we expect other loans in our portfolio will have floating rates. For the six months ended September 30, 2014 and September 30, 2013, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 10, 2014

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