Form 10-K
period 2014-12-31
Alcentra Capital Corp
filed 2015-03-18
CIK 1578620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-36447

ALCENTRA CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	46-1396995
(State of Incorporation)	(I.R.S. Employer Identification Number)

200 Park Avenue, 7th Floor New York, NY	10166
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 922-8240

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

 Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $178,022,781 million based upon the last sale price for the Registrant’s common stock on that date.

There were 13,516,766 shares of the Registrant’s common stock outstanding as of March 17, 2015.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

ALCENTRA CAPITAL CORPORATION

 FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2014

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our,” and the “Company” refer to Alcentra Capital Corporation; and
•	The “Adviser” and “Aclentra NY” refers to Alcentra NY, LLC, our investment advisor.

Item 1.	Business

General

Alcentra Capital Corporation

We are a specialty finance company that operates as a non-diversified, closed-end management investment company. We have elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, which we refer to as the 1940 Act. In addition, we intend to elect for U.S. federal income tax purposes to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, which we refer to as the Code.

We provide customized debt and equity financing solutions to lower middle-market companies, which we define as companies having annual earnings, before interest, taxes, depreciation and amortization, or EBITDA, of between $5 million and $15 million, and/or revenues of between $10 million and $100 million, although we may selectively make investments in larger or smaller companies. Our investments typically range in size from $5 million to $15 million.

Our Adviser has a history of investing in companies that seek capital to use for growth initiatives, change in ownership in leveraged buyouts or a generational change of ownership, or what we refer to as Growth Companies. We define a Growth Company as a company that has experienced growth of at least two to three times the rate of gross domestic product, or GDP or have a catalyst to achieve that type of growth. It has been the experience of our Adviser’s investment team that Growth Companies typically incur less leverage than larger companies in order to maintain the financial flexibility to continue to invest in the growth of their businesses. In the experience of our Adviser’s investment team, our targeted industry sectors tend to have a greater proportion of Growth Companies and therefore offer greater investment opportunities to pursue. Our targeted industry sectors are: healthcare and pharmaceutical services; defense, aerospace, homeland security and government services; business and outsourced services; and energy services. We may also make investments in portfolio companies that do not possess these characteristics or are outside of these industry sectors.

Our investment activities are managed by our Adviser pursuant to the terms of an investment advisory and management agreement, which we refer to as the Investment Advisory Agreement. We expect to source investments primarily through the extensive network of relationships that the principals of our Adviser have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

On May 14, 2014, we completed our initial public offering or IPO, at a price of $15.00 per share. Through our IPO we sold 6,666,666 shares for gross proceeds of approximately $100,000,000. On June 6, 2014, we sold 750,000 shares through the underwriters’ exercise of the overallotment option for gross proceeds of $11,250,000.

Formation Transactions

On May 8, 2014, we purchased a portfolio of approximately $155.9 million in debt and equity investments which consisted of all of the investment assets of BNY Mellon-Alcentra Mezzanine III, L.P., which we refer to as Fund III, except for its equity investment and warrants in GTT Communications. We refer collectively to the portfolio investments that we acquired from Fund III as the Fund III Acquired Assets. We purchased the Fund III Acquired Assets from Fund III for $64.3 million in cash and $91.5 million in shares of our common stock . Concurrent with our acquisition of the Fund III Acquired Assets, we also purchased approximately $29 million of debt and equity investments held by BNY Alcentra Group Holdings, Inc., which we refer to as the Alcentra Group, for $29 million in cash.

Organizational Structure

The following chart shows the ownership structure and various entities affiliated with us and our Adviser.

(1)	For tax purposes, certain of our equity investments purchased are held by a wholly-owned subsidiary of ours.

Our Adviser

Our investment activities are managed by Alcentra NY, our investment adviser. Alcentra NY is the U.S. subsidiary of Alcentra Group, an asset management platform focused on below-investment grade credit, often referred to as “high-yield” or “junk.” Alcentra Group has offices in London, Dusseldorf, Singapore, New York and Boston and manages more than 75 investment vehicles and accounts totaling more than $22 billion in assets. The Alcentra Mezzanine professionals of our Adviser have worked together for more than 8 years and as of December 31, 2014 have invested more than $500 million in lower middle-market companies. Alcentra Mezzanine combines significant credit analysis, structuring capability and transactional experience within the larger credit investment platform of Alcentra Group.

Our Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.

Our Adviser’s investment team is led by Paul J. Echausse, our President and Chief Executive Officer, and Scott Gold, our Senior Vice President. Messrs. Echausse and Gold were founders of Alcentra Mezzanine in 1998 through the investment of subordinated debt investments on the Bank of New York platform. Our Investment Committee is comprised of Paul J. Echausse, our President and Chief Executive Officer, Paul Hatfield, Chairman of our board of directors, Kevin Bannon and Graeme Delaney Smith. Members of our Investment Committee each have at least 20 years of experience investing and lending across changing market cycles, and, with other investment professional of our Adviser, collectively have more than 60 years of such experience. As of December 31, 2014, the investment professional of our Adviser have invested more than $500 million in debt and equity securities of primarily lower middle-market companies.

Our Adviser combines significant credit analysis, structuring capability and transaction experience within the larger credit investment platform of the Alcentra Group. See “Item 1. Business — General — Alcentra Group and BNY Mellon.”

We have entered into an the Investment Advisory Agreement with our Adviser pursuant to which we pay a base management fee and incentive fees to our Adviser for its services under the agreement. See “Item 1. Business — Management Agreements — Investment Advisory Agreement — Management Fees.” Our Adviser has agreed to waive its fees (base management and incentive fee), without recourse against or reimbursement by us, for the remainder of the quarter in which the IPO was completed and the subsequent four quarters to the extent required in order for us to earn a quarterly net investment income to maintain a targeted dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis).

Our Administrator

We have entered into a fund administration and accounting agreement, or the Administration Agreement, with State Street Bank and Trust Company, pursuant to which State Street provides us with financial reporting, post-trade compliance, and treasury services. Pursuant to the Administration Agreement, we pay a fixed annual fee, paid in monthly installments in arrears, along with additional fees and expenses as incurred each month. See “Item 1. Business — Administration Agreement.”

Alcentra Mezzanine

Alcentra Mezzanine, a division of Alcentra NY, has sponsored three private investment funds that focus on subordinated debt and equity investments in middle market companies, each of which is managed by Alcentra NY. Fund III, the last of the private investment funds, was formed in 2010 and is owned by institutional, family office and private wealth investors.

Alcentra Mezzanine combines significant credit analysis, structuring capability and transactional experience within the larger credit investment platform of the Alcentra Group.

Alcentra Group and BNY Mellon

The Alcentra Group was formed in 2002 through the merger of two asset management divisions from Barclays Bank Plc in the United Kingdom and Imperial Credit Industries, Inc. In January 2006, Alcentra Group was purchased by BNY Mellon. As a wholly-owned subsidiary of Bank of New York Mellon Corporation, which we refer to as BNY Mellon, the Alcentra Group manages approximately $22 billion in below-investment grade debt assets across more than 75investment vehicles and funds. The Alcentra Group collectively employed 117 investment professionals as of December 31, 2014. Alcentra Group is the specialist below-investment grade debt manager within BNY Mellon’s group of asset management boutiques.

BNY Mellon is one of the largest bank holding companies in the U.S. with a market capitalization of approximately $45.4 billion and is also one of the largest securities servicing organizations with $28.5 trillion of assets under custody and administration and boasts a global platform across 35 countries as of December 31, 2014. BNY Mellon is a substantial player in asset management with approximately $1.7 trillion of assets under management as of December 31, 2014.

BNY Mellon also maintains a substantial “Wealth Management” business that provides investment advisory services to high net worth individuals, families and family offices. As of December 31, 2014, BNY Mellon’s Wealth Management business has 38 offices, many of which are in major metropolitan offices throughout the country, and manages more than $201 billion on behalf of their clients. BNY Mellon’s Wealth Management group interacts regularly with privately owned businesses and the family owners thereof. The Alcentra Mezzanine team maintains an active calling program on these offices as a source of deal flow and deal referrals. We utilize our access to the BNY Wealth Management platform as an important component of our network of relationships in sourcing investment opportunities.

Credit Facility

In connection with the IPO, we entered into a senior secured revolving credit agreement (Credit Facility) with ING Capital LLC, as administrative agent and lender. The Credit Facility had an initial commitment of $80 million with an accordion feature that allows for an increase in total commitments to $160 million. In addition, we have entered into an Incremental Commitment Agreement with ING Capital LLC and certain lenders thereto which provides for increased commitments under the Credit Facility of $35 million. The Credit Facility has a maturity date of May 8, 2018 and bears interest, at our election, at a rate per annum equal to (i) the one, three or six month LIBOR, as applicable, plus 3.25% or (ii) 2.25% plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5% and (C) three month LIBOR plus 1.0%. The Credit Facility is secured by a first priority security interest in all of our portfolio investments, the equity interests in certain of its direct and indirect subsidiaries and substantially all of its other assets. We are also subject to customary covenants and events of default typical of a facility of this type. As of December 31, 2014, total commitments under the Credit Facility were $115 million.

Business Strategy

Our investment objective is to generate both current income and capital appreciation primarily by making direct investments in lower middle-market companies in the form of senior debt, unitranche, second lien, subordinated debt and, to a lesser extent, senior debt and minority equity investments. The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies will not be rated by any rating agency. If such investments were rated, we believe that they would likely receive a rating below-investment grade (i.e., below a Standard & Poor’s rating of BBB- or Moody’s rating of Baaa3), which is often referred to as “high-yield” or “junk.” While our primary investment focus is to make loans to, and selected equity investments in, privately-held lower-middle-market companies, we may also make selective investments in larger or smaller companies.

Our business strategy to achieve our investment objective consists of (1) identifying market opportunity; (2) distinguishing our competitive advantages; (3) evaluating investment opportunities and (4) sourcing, structuring and supervising investments.

Market Opportunity

We believe that the limited amount of capital available to lower middle-market companies, coupled with the desire of these companies for flexible and partnership-oriented sources of capital, creates an attractive investment environment for us. We believe the following factors will continue to provide us with opportunities to grow and deliver attractive returns to our stockholders.

The Lower Middle-market Represents a Large, Underserved Market.   We believe that lower middle-market companies, most of which are privately held, are relatively underserved by traditional capital providers such as commercial banks, finance companies, hedge funds and collateralized loan obligation funds. Further, we believe that companies of this size generally are less leveraged relative to their enterprise value, as compared to larger companies with a greater range of financing options.

Reduced Availability of Capital for Lower Middle-market Companies Presents Opportunity for Attractive Risk-adjusted Returns.  Beginning with the credit crisis that began in 2007, we believe that the subsequent exit of traditional capital providers from lower middle-market lending created a less competitive market and an increased opportunity for alternative funding sources like us to generate attractive risk-adjusted returns. The remaining lenders and investors in the current environment require lower levels of senior and total leverage, increased equity commitments and more comprehensive covenant packages than were customary prior to the credit crisis. We believe that our ability to offer flexible financing solutions positions us to take advantage of this dislocation.

Regulatory Changes have Decreased Competition among Lower Middle-market Lenders.  We believe recent regulatory changes, including the adoption of the Dodd-Frank Act and the introduction of new international capital and liquidity requirements under the Basel III Accords have caused banking institutions to curtail their lending to lower middle-market companies. As a result, we believe that less competition will facilitate higher quality deal flow and allow for greater selectivity for us throughout the investment process.

Large Pools of Uninvested Private Equity Capital should Drive Future Transaction Velocity.  We expect that private equity firms will remain active investors in lower middle-market companies. Private equity funds generally seek to leverage their investments by combining their equity capital with senior secured loans and/or mezzanine debt provided by other sources, and we believe that our investment strategy positions us well to partner with such private equity investors, although there can be no assurance that we will be successful in this regard. Although our interests may not always be aligned with the private equity sponsors of our portfolio companies given their positions as the equity holders and our position as the debt holder in our portfolio companies, we believe that private equity sponsors will provide significant benefits including incremental due diligence, additional monitoring capabilities and a potential source of capital and operational expertise for our portfolio companies.

Growth Companies Typically Pursue Mezzanine Debt as an Efficient Cost of Capital.  Mezzanine debt can be an effective source of capital for companies experiencing rapid growth. We typically focus on companies that can achieve a revenue growth rate of at least two to three times the rate of GDP growth. It is not uncommon for Growth Companies to grow faster than their bank can provide debt to support that growth. Growth Companies therefore have two primary capital market options to fund that growth: (i) raise private equity from individuals or institutions; or (ii) raise mezzanine debt capital. We believe that mezzanine debt capital can be a more cost effective alternative for Growth Companies, and can be more competitive than raising private equity capital.

Competitive Advantages

Experienced Management Team.  Members of our Adviser’s investment committee and other investment professionals of our Adviser collectively have more than 60 years of experience investing and lending across changing market cycles. These professionals have diverse backgrounds with prior experience in investment and management positions at investment banks, small business investment companies, which we refer to as SBICs, commercial banks and privately held companies. The investment professionals of our Adviser have invested more than $500 million in debt and equity securities of primarily lower middle-market companies. We believe this experience provides our Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of lower middle-market companies. Further, we believe this positions our Adviser to effectively identify, assess, structure and monitor our investments.

Strong Transaction Sourcing Network.   Our Adviser’s investment professionals possess an extensive network of long-standing relationships with private equity firms, middle-market senior lenders, junior-capital partners, SBICs, financial intermediaries, law firms, accountants and management teams of privately owned businesses. We believe that the combination of these relationships and our reputation as a reliable, responsive and value-added financing partner will generate a steady stream of new investment opportunities and proprietary deal flow.

Access to the BNY Wealth Management Platform.  BNY Mellon maintains a substantial Wealth Management business that provides investment advisory and other services to high net worth individuals, families and family offices. BNY Mellon’s Wealth Management group interacts regularly with privately owned businesses and the family owners thereof. The Alcentra Mezzanine team maintains an active calling program on these offices as a source of deal flow and deal referrals. We utilize our access to the BNY Wealth Management platform as an important component of our network of relationships in sourcing investment opportunities.

Flexible Financing Solutions.  We offer a variety of financing structures and have the flexibility to structure our investments to meet the custom needs of our portfolio companies, including among investment types and investment terms. Typically we invest in subordinated debt, coupled with an equity or equity-like component to increase the total investment return profile. We believe our ability to offer a variety of financing arrangements makes us an attractive partner to lower middle-market companies and enables our Adviser to identify attractive investment opportunities throughout economic cycles and across a company’s capital structure.

Rigorous Underwriting Policies and Active Portfolio Management.  Our Adviser has implemented rigorous underwriting policies that are followed in each transaction. These policies include an extensive review and credit analysis of portfolio companies, historical and projected financial performance as well as an assessment of the portfolio company’s business model and forecasts which are designed to assess investment prospects via a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team operating discipline, growth potential and industry attractiveness. In addition, we structure our debt investments with protective financial covenants, designed to proactively address changes in a portfolio company’s financial performance. Covenants are negotiated before an investment is completed and are based on the projected financial performance of the portfolio company. These processes are designed to, among other things, provide us with an assessment of the ability of the portfolio company to repay its debt at maturity. After investing in a portfolio company, we monitor the investment closely, receiving financial statements on at least a quarterly basis as well as annual audited financial statements. We analyze and discuss in detail the portfolio company’s financial performance with management in addition to attending regular board meetings. We believe that our initial and ongoing portfolio review process allows us to identify and maintain superior risk adjusted return opportunities in our target portfolio companies.

Minimize Portfolio Concentration.  While we focus our investments in lower middle-market companies, we seek to diversify our portfolio across various industries, geographic sectors and private equity or other sponsors. We actively monitor our investment portfolio to ensure we are not overly concentrated across industries, geographic sectors or financial sponsors. By monitoring our investment portfolio in this manner we seek to reduce the effects of economic downturns associated with any particular industry sector or geographic region.

Access to the Alcentra Group Platform.  We seek to leverage the depth and breadth of resources of the Alcentra Group platform across all aspects of its operations, benefiting from the Alcentra Group’s investment professionals, who in addition to their credit expertise, possess industry expertise. As of December 31, 2014, the Alcentra Group employs more than 27 senior analysts that closely follow a variety of industries, including healthcare, defense and business services. This unique access to in-house expertise will also be utilized in the ongoing monitoring of our investments.

Investment Guidelines for Evaluating Investment Opportunities

We believe that investing in debt of privately held companies provides several potential benefits, including:

•	current income;

•	priority in capital structure;

•	covenants and portfolio monitoring; and

•	predictable exits.

We use the following guidelines in evaluating investment opportunities and constructing our portfolio. However, not all of these guidelines have been, or will be, met in connection with each of our investments.

Current Income.  Senior term loans and mezzanine securities contractually provide either a fixed or variable coupon payable on a monthly or quarterly basis. We will seek to invest in debt securities that generate interest rate coupons of between 8 – 10% on our senior term loan investments, and total coupons of between 12 – 15% on our mezzanine investments, comprised of 10 – 12% paid in cash plus 2 – 3% paid in PIK interest.

Priority in Capital Structure.  In liquidation, debt holders typically are repaid first, with the remaining capital distributed to the equity holders. The structural priority of debt investing is a key component of our investment strategy to preserve capital.

Covenant and Portfolio Monitoring.  We seek debt investments with financial covenants, which are used to proactively address changes in a company’s financial performance. Typical financial covenant tests include minimum EBITDA, total debt/EBITDA and fixed charge coverage. Covenants are negotiated before an investment is completed and are set based on the projected financial performance of the portfolio company. As the portfolio company reports monthly, quarterly or annual results, covenants are tested for compliance. If a portfolio company breaches a covenant, debt holders have several options available including waiving the covenant default, demanding repayment in full or modifying the terms of the debt in exchange for a fee or enhanced economic features, amongst others.

Predictable Exit.  We execute each investment with a particular exit strategy determined by a variety of factors, including the portfolio company’s financial position, anticipated growth dynamics and the existing mergers & acquisitions environment. Mezzanine investments are typically structured with a bullet maturity, which is typically one year greater than the maturity on the senior debt facility. With either security, the investment will have a finite life, whereby the portfolio company is contractually required to repay the loan. Repayment typically occurs in the event of a refinancing, recapitalization or sale/merger of the company.

Transaction Sourcing and Investment Process

Transaction Sourcing. We source portfolio of investments from a variety of different investment sources, including private equity sponsors, fundless sponsors, family offices, management teams, financial institutions, investment bankers, accounting firms and law firms. We have and will continue to source deal flow and referrals from the BNY Wealth Management Platform. Alcentra Mezzanine has actively marketed its resources and capabilities in the middle-market for nearly 15 years, developing a network of over 5,000 transaction sources as of December 31, 2014, We believe that the breadth and depth of experience of the principals of our Adviser across different industries and transaction types, coupled with their strong relationships built from managing private funds with similar investment objectives, make the principals particularly qualified to source, analyze and execute investment opportunities.

Investment Process. Our Adviser maintains a rigorous and disciplined investment process, which initiates with the sourcing of a potential transaction. Upon receiving information on a potential transaction, the information is circulated amongst the principals and the investment professionals of our Adviser and discussed during weekly investment meetings. Upon determination that a potential target has investment merit, our Adviser will schedule a meeting with the management team, investment bank, or private equity sponsor.

Typically, after completing a preliminary analysis of the target’s information, the principals of our Adviser will decide whether to “Phase I” the deal for the Investment Committee. A Phase I consists of a situation overview, a company overview, key investment considerations, investment risks, information on the management team, financial data, a financial model and investment return information. If the Phase I memorandum is approved by our Adviser’s Investment Committee, a term sheet will be issued to the target company. Upon mutual acceptance of the term sheet, our Adviser will proceed with extensive due diligence and prepare a more substantive “Phase II” memorandum that is the basis for receiving a formal approval from our Adviser’s Investment Committee. The Phase II memorandum is a comprehensive document, typically 40 – 50 pages in length, which summarizes the results of our Adviser’s due diligence, investment thesis, investment risks and investment return projections. Investment Committee approval of the Phase II memorandum is required prior to issuing a commitment letter. Further, at least two principals of our Adviser will meet the target company’s management team prior to issuing a commitment letter. Additionally, updates are provided to the Investment Committee as to any material changes in the transaction, investment thesis, or any other relevant deal point, ensuring decisions are made utilizing the most current information.

Deal Analysis. For each investment opportunity that includes a Phase II memorandum, our Adviser conducts rigorous in-house analytics, including a comprehensive analysis of market and operational dynamics as well as historical and projected financial information. Specific attention is given to management and sponsor experience and track record, industry dynamics, revenue growth drivers and valuations and general macroeconomic conditions. Additionally, background checks on company management teams are completed prior to an investment. Our Adviser, typically in conjunction with the control equity investor, often will engage a consultant to interview a range of key customers, suppliers, competitors and other parties deemed relevant to the ongoing performance of the target company. The consultant will typically prepare a report that generally includes a quality of earnings report, a market study and information technology and environmental assessments. Finally, in reviewing each anticipated investment, investment professionals of our Adviser will conduct visits to the target company’s headquarters and potentially auxiliary sites (e.g. factories, distribution centers, international locations).

Issuance of Formal Commitment. Once we have determined that a potential transaction is suitable for investment, we work with the management and/or sponsor of the target company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure of the investment. We expect that approximately 2% to 4% of the investments initially reviewed by us eventually result in the issuance of formal commitments.

We expect our debt investments to typically have a term of five to seven years and bear interest at a fixed or floating rate. We expect the average investment holding period to be between three and five years, depending upon portfolio company objectives and conditions in the capital markets.

Ongoing Relationship with and Monitoring of Portfolio Companies. Our Adviser employs rigorous portfolio monitoring of portfolio companies following an investment. The monitoring process is driven by frequent interaction and discussion with target company management, attending operating meetings and board of director meetings, interacting with industry experts and third party sources for market information and working with third-party consultants. Our Adviser works with management and other investors to develop and continually refine the company’s strategic plan as well as to monitor and evaluate the effects of macro-level industry factors. Additionally, our Adviser receives and analyzes monthly financial data and operating metrics and maintains an active database of historical company information. Finally, our Adviser performs regular detailed portfolio valuation analyses and monitors current and future liquidity needs and covenant compliance.

Managerial Assistance. As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Adviser or an affiliate of our Adviser will provide such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse our Adviser or an affiliate of our Adviser for its allocated costs in providing such assistance, subject to the review by our board of directors, including our independent directors.

Portfolio Composition

We originate and invest primarily in middle-market companies (typically those with $5.0 million to $15.0 million of EBITDA) through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment.

As of December 31, 2014, we had $259 million (at fair value) invested in 28 portfolio companies. Our portfolio included approximately 38% of first lien debt, 18% of second lien debt, 21% of mezzanine debt and 23% of equity investments at fair value. Going forward we intend to reduce our equity allocation to approximately 10 - 15% of our portfolio investments. At December 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $8.8 million and $8.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $16.5 million and $16.8 million, respectively. At December 31, 2014, 32% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 68% bore interest at fixed rates. We intend to continue to re-balance our portfolio going forward with more investments that are floating rate loans.

The weighted average yield on all of our debt investments as of December 31, 2014 was approximately 11.7%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our subsidiary fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investments, which represents the interest rate on our debt investment restated as an interest rate payable annually in arrears and is computed including cash and payment in kind, or PIK interest, as well as accretion of original issue discount. There can be no assurance that the weighted average gross or cash yields will remain at their current levels.

The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies are not rated by any rating agency. If such investments were rated, we believe that they would likely receive a below-investment grade rating from a nationally recognized statistical rating organization, which is often referred to as “high-yield” or “junk.” Exposure to below-investment grade securities involves certain risks, and those securities are viewed as having predominately speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. In addition, a substantial portion of our investment portfolio consists of debt investments for which issuers are not required to make principal payments until the maturity of the loans, which may result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. As of December 31, 2014, approximately 22% of the income we received from our portfolio companies was in the form of non-cash income, such as contractual pay-in-kind, or PIK, interest. Since PIK interest involves us recognizing income without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement applicable to RICs. Our failure to meet the annual distribution requirements could reduce the amounts available for distributions. In addition, the PIK feature of our subordinated debt and preferred equity investments increases our credit risk exposure over the life of the investments given that it increases the amounts that our portfolio companies will ultimately be required to pay us. Furthermore, we have not previously been required to manage our portfolio in accordance with the RIC asset diversification requirements. See “Item 1.A. Risk Factors — If we are unable to meet the RIC asset diversification requirements, we may fail to qualify as a RIC” and “ — PIK interest payments we receive increase our assets under management and, as a result, increases the amount of base management fees and incentive fees payable by us to our Adviser”.

Determination of Net Asset Value

The net asset value per share of our outstanding shares of common stock is determined quarterly by dividing the value of total assets minus total liabilities by the total number of shares outstanding.

In calculating the value of our total assets, investment transactions are recorded on the trade date. Realized gains or losses will be computed using the specific identification method. Investments for which market quotations are readily available will be valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available will be valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, our board of directors will retain one or more independent valuation firms to review the valuation of each portfolio investment for which a market quotation is not available at least quarterly. We also have adopted ASC 820, which requires us to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, the market in which we can exit portfolio investments with the greatest volume and level of activity is considered our principal market.

The valuation process is conducted at the end of each fiscal quarter. Our board of directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We have independent valuation firms provide us with valuation assistance on a portion of our portfolio on a quarterly basis and our entire portfolio will be reviewed at least annually by independent valuation firms; however, our board of directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process. When an external event with respect to one of our portfolio companies, such as a purchase transaction, public offering or subsequent equity sale occurs, we expect to use the pricing indicated by the external event to corroborate our valuation. As part of our quarterly valuation process, we will record an expense accrual relating to the capital gains component of the incentive fee payable by us to Alcentra NY when the unrealized gains on our investments exceed all realized capital losses on our investments given the fact that a capital gains incentive fee would be owed to Alcentra NY if we were to liquidate our investment portfolio at such time. The actual incentive fee payable to Alcentra NY related to capital gains will be determined and payable in arrears at the end of each fiscal year and will include only realized capital gains for the period computed net of all realized capital losses and unrealized capital depreciation for such period.

A readily available market value is not expected to exist for substantially all of the investments in our portfolio, and we will value these portfolio investments at fair value as determined in good faith by our board of directors under our valuation policy and process. The types of factors that our board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the company will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned. See “Item 1.A. Risk Factors — Risks Relating to our Investments — Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.”

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process will begin with each portfolio company or investment being initially valued by the investment professionals of our Adviser responsible for the portfolio investment;

•	preliminary valuation conclusions will then be documented and discussed with our senior management and our Adviser;

•	the audit committee of our board of directors will then review these preliminary valuations;

•	at least once quarterly, independent valuation firms engaged by our board of directors will prepare preliminary valuations on a selected basis and submit the reports to us; and

•	the board of directors will then discuss valuations and determine the fair value of each investment in our portfolio in good faith, based on the input of our Adviser, the independent valuation firm and the audit committee.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other BDCs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our qualification as a RIC.

We use the expertise of the investment professionals of our Adviser to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, the relationships of the investment professionals of our Adviser enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Item 1.A. Risk Factors — Risks Relating to our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by our Adviser and each of our executive officers is an employee of the Adviser. To the extent necessary, our board of directors may hire additional personnel going forward. Our officers are employees of our Adviser and our allocable portion of the cost of our Chief Accounting Officer and Chief Compliance Officer and their respective staffs will be paid by us pursuant to the Investment Advisory Agreement.

Investment Advisory Agreement

Alcentra NY serves as our investment adviser and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, our Adviser manages our day-to-day operations and provide investment advisory services to us. Under the terms of the Investment Advisory Agreement, our Adviser:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make;

•	executes, closes, services and monitors the investments we make;

•	determines the securities and other assets that we purchase, retain or sell;

•	performs due diligence on prospective portfolio companies; and

•	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

Pursuant to the Investment Advisory Agreement, we have agreed to pay our Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders. Our Adviser has agreed to waive its fees (base management and incentive fee), without recourse against or reimbursement by us, for the remainder of the quarter in which the initial public offering is completed and the subsequent four quarters to the extent required in order for us to earn a quarterly net investment income to maintain a targeted dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis).

Management Fee

The base management fee is calculated at an annual rate as follows: 1.75% of our gross assets (i.e., total assets held before deduction of any liabilities), including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such as investments in U.S. Treasury Bills), if our gross assets are below $625 million; 1.625% of our total gross assets if our gross assets are between $625 million and $750 million; and 1.5% of our total gross assets if our assets are greater than $750 million. These various management fee percentages (i.e. 1.75%, 1.625% and 1.5%) would apply to our entire gross assets in the event our gross assets exceed the various gross asset thresholds. For example, if our gross assets were $800 million, we would pay the Adviser a management fee of 1.5% on the entire $800 million of gross assets. Although we do not anticipate making significant investments in derivative financial instruments, the fair value of any such investments, which will equal their current market value, not their notional value, will be included in our calculation of gross assets. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents (such as investments in U.S. Treasury Bills), at the end of the two most recently completed calendar quarters. Base management fees for any partial month or quarter will be appropriately pro-rated.

Incentive Fee

We pay our Adviser an incentive fee. Incentive fees are calculated as below and payable quarterly in arrears. The incentive fee, which provides the Adviser with a share of the income that it generates for us, has two components, ordinary income and capital gains, calculated as follows:

The ordinary income component is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a total return requirement and deferral of non-cash amounts, and is 20.0% of the amount, if any, by which our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets attributable to our common stock, for the immediately preceding calendar quarter, exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our Adviser receives no incentive fee until our pre-incentive fee net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 50% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. For this purpose, pre-incentive fee net investment income means interest income (including on our investments in U.S. Treasury Bills), dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, administrative expenses payable under the Investment Advisory Agreement, and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income excludes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income until we have received such income in cash.

The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for our then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (such as PIK interest or OID) is paid to the Adviser, without any interest thereon, only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such accounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possible elimination of the incentive fees for such quarter. There is no accumulation of amounts on the hurdle rate from quarter to quarter, and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle, and there is no delay of payment if prior quarters are below the quarterly hurdle.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss, subject to the total return requirement and deferral of non-cash amounts. For example, if we receive pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)

Percentage of Pre-incentive Fee Net Investment Income
Allocated to Income-Related Portion of Incentive Fee

The capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing on December 31, 2014, and is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees, provided that the incentive fee determined as of December 31, 2014 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation for the period ending December 31, 2014. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee:

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
Pre-incentive fee net investment income
(investment income – (management fee + other expenses) = 0.6125%

Pre-incentive fee net investment income does not exceed hurdle rate, therefore there is no income-related incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.9%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
Pre-incentive fee net investment income
(investment income – (management fee + other expenses) = 2.2625%

Incentive fee	= 50% × Pre-incentive fee net investment income (subject to “catch-up”)(4) = 50% × (2.2625% – 2.0%) = 0.13125%

Pre-incentive fee net investment income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the income related portion of the incentive fee is 0.2625%.

Alternative 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
Pre-incentive fee net investment income
(investment income – (management fee + other expenses) = 2.8625%

Incentive fee	= 50% × Pre-incentive fee net investment income (subject to “catch-up”)(4)

Incentive fee	= 50% × “catch-up” + (20% × (Pre-Incentive Fee Net Investment Income – 2.5%))

“Catch-up”	= 2.5% – 2.0% = 0.5%

Incentive fee	= (50% × 0.5%) + (20% × (2.8625% – 2.5%)) = 0.25% + (20% × 0.3625%) = 0.25% + 0.0725% = 0.3225%

Pre-incentive fee net investment income exceeds the hurdle rate, and fully satisfies the “catch-up” provision, therefore the income related portion of the incentive fee is 0.5725%.

(1)	Represents 8.0% annualized hurdle rate.

(2)	Represents 1.75% annualized base management fee. For purposes of these examples, we have assumed the maximum amount of Base Management Fees that may be paid, or 1.75% of our gross assets.

(3)	Excludes organizational and offering expenses.

(4)	The “catch-up” provision is intended to provide our Adviser with an incentive fee of 20% on all pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.5% in any fiscal quarter.

Example 2: Capital Gains Portion of Incentive Fee(*):

Alternative 1:

Assumptions

Year 1: $2.0 million investment made in Company A (“Investment A”), and $3.0 million investment made in Company B (“Investment B”)

Year 2: Investment A sold for $5.0 million and fair market value (“FMV”) of Investment B determined to be $3.5 million

Year 3: FMV of Investment B determined to be $2.0 million

Year 4: Investment B sold for $3.25 million

The capital gains portion of the incentive fee would be:

Year 1: None

Year 2: Capital gains incentive fee of $0.6 million — ($3.0 million realized capital gains on sale of Investment A multiplied by 20%)

Year 3: None — $0.4 million (20% multiplied by ($3.0 million cumulative capital gains less $1.0 million cumulative capital depreciation)) less $0.6 million (previous capital gains fee paid in Year 2)

Year 4: Capital gains incentive fee of $50,000 — $0.65 million ($3.25 million cumulative realized capital gains multiplied by 20%) less $0.6 million (capital gains incentive fee taken in Year 2)

Alternative 2

Assumptions

Year 1: $2.0 million investment made in Company A (“Investment A”), $5.25 million investment made in Company B (“Investment B”) and $4.5 million investment made in Company C (“Investment C”)

Year 2: Investment A sold for $4.5 million, FMV of Investment B determined to be $4.75 million and FMV of Investment C determined to be $4.5 million

Year 3: FMV of Investment B determined to be $5.0 million and Investment C sold for $5.5 million

Year 4: FMV of Investment B determined to be $6.0 million

Year 5: Investment B sold for $4.0 million

The capital gains incentive fee, if any, would be:

Year 1: None

Year 2: $0.4 million capital gains incentive fee — 20% multiplied by $2.0 million ($2.5 million realized capital gains on Investment A less $0.5 million unrealized capital depreciation on Investment B)

Year 3: $0.25 million capital gains incentive fee(1) — $0.65 million (20% multiplied by $3.25 million ($3.5 million cumulative realized capital gains less $0.25 million unrealized capital depreciation)) less $0.4 million capital gains incentive fee received in Year 2

Year 4: $0.05 million capital gains incentive fee — $0.7 million ($3.50 million cumulative realized capital gains multiplied by 20%) less $0.65 million cumulative capital gains incentive fee paid in Year 2 and Year 3

Year 5: None — $0.45 million (20% multiplied by $2.25 million (cumulative realized capital gains of $3.5 million less realized capital losses of $1.25 million)) less $0.7 million cumulative capital gains incentive fee paid in Year 2, Year 3 and Year 4(2)

*	The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example.

(1)	As illustrated in Year 3 of Alternative 1 above, if a portfolio company were to be wound up on a date other than its fiscal year end of any year, it may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if such portfolio company had been wound up on its fiscal year end of such year.

(2)	As noted above, it is possible that the cumulative aggregate capital gains fee received by our Adviser ($0.70 million) is effectively greater than $0.45 million (20% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($2.25 million)).

Payment of Our Expenses

All investment professionals of our Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by our Adviser and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

•	organization and offering expenses;

•	the investigation and monitoring of our investments;

•	the cost of calculating our net asset value;

•	management and incentive fees payable pursuant to the Investment Advisory Agreement;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	any exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements, stockholders’ reports and notices;

•	costs of preparing government filings, including periodic and current reports with the SEC;

•	fidelity bond, liability insurance and other insurance premiums; and

•	printing, mailing, independent accountants and outside legal costs and all other direct expenses incurred by either our Adviser or us in connection with administering our business, including the compensation of our Chief Accounting Officer and Chief Compliance Officer, and their respective staffs, that will be based upon our allocable portion of overhead and other expenses incurred by our Adviser in performing its obligations under the Investment Advisory Agreement.

Administrative Services

Under the Investment Advisory Agreement, our Adviser furnishes us with office facilities and equipment and provides us with clerical, recordkeeping and other administrative services at such facilities. Under the Investment Advisory Agreement, our Adviser also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

Payments under the Investment Advisory Agreement are equal to an amount based upon our allocable portion (subject to the review of our board of directors) of our Adviser’s overhead in performing its obligations under the Investment Advisory Agreement, including rent and the fees and expenses associated with performing compliance functions. In addition, if requested to provide significant managerial assistance to our portfolio companies, our Adviser will be paid an additional amount based on the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance.

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by our Adviser and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice. See “Item 1.A. Risk Factors — Risks Relating to our Business and Structure — We are dependent upon key personnel of our Adviser and the Alcentra Group for our future success. If our Adviser or the Alcentra Group were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.”

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Investment Advisory Agreement, our Adviser and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Investment Advisory Agreement or otherwise as our investment adviser.

Organization of the Investment Adviser

Alcentra NY is a Delaware limited liability company. The principal executive offices of Alcentra NY are located at 200 Park Avenue, 7th Floor, New York, New York 10166.

Administration Agreement

Under the Administration Agreement, State Street provides us with financial reporting, post-trade compliance, and treasury services. In providing these services, State Street oversees the performance of, our required administrative services, which includes being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC. State Street provides post-trade compliance services including performing the applicable SEC, IRS, and BDC compliance testing, provide monthly and quarterly reporting and maintain a compliance testing matrix and perform an annual update. In addition, State Street assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Payments under the administration agreement equal a fixed annual fee, paid in monthly installments in arrears, along with additional fees and expenses as incurred each month. Under the Administration Agreement, we reimburse State Street for out-of-pocket expenses incurred on our behalf for services, as well as direct pass-through vendor fees incurred on our behalf.

License Agreement

We have entered into a License Agreement with our Adviser under which our Adviser has agreed to grant us a non-exclusive, royalty-free license to use the name “Alcentra.” Under this agreement, we have a right to use the “Alcentra” name for so long as our Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Alcentra” name. The License Agreement will remain in effect for so long as the Investment Advisory Agreement with our Adviser is in effect.

Exchange Act Reports

We maintain a website at alcentracapital.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Regulation

We have elected to be regulated as a BDC under the 1940 Act and intend to elect to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also may not acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental and may be changed without stockholder approval upon 60 days’ prior written notice to stockholders.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•	is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•	satisfies either of the following:

º	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or

º	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.

(2)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(3)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(4)	Securities of any eligible portfolio company which we control.

(5)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

Managerial Assistance to Portfolio Companies

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above in Qualifying Assets categories 1, 2 or 3. Business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our Adviser will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1.A. Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”

Codes of Ethics

We and our Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with such code’s requirements. You may read and copy our code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our code of ethics is attached as an exhibit to our registration statement on Form N-2 (file number 333-199622) filed on January 14, 2015, and is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of our code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Adviser. The Proxy Voting Policies and Procedures of our Adviser are set out below. The guidelines will be reviewed periodically by our Adviser and our directors who are not “interested persons,” and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, our Adviser has a fiduciary duty to act solely in our best interests. As part of this duty, our Adviser recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests.

Our Adviser’s policies and procedures for voting proxies for its investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

Our Adviser votes proxies relating to our portfolio securities in what it perceives to be the best interest of our stockholders. Our Adviser reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities we hold. In most cases our Adviser will vote in favor of proposals that our Adviser believes are likely to increase the value of the portfolio securities we hold. Although our Adviser will generally vote against proposals that may have a negative effect on our portfolio securities, our Adviser may vote for such a proposal if there exist compelling long-term reasons to do so.

Our Adviser has established a proxy voting committee and adopted proxy voting guidelines and related procedures. The proxy voting committee establishes proxy voting guidelines and procedures, oversees the internal proxy voting process, and reviews proxy voting issues. To ensure that our Adviser’s vote is not the product of a conflict of interest, our Adviser requires that (1) anyone involved in the decision-making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how our Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, our Adviser will disclose such conflicts to us, including our independent directors and may request guidance from us on how to vote such proxies.

Proxy Voting Records

You may obtain information about how our Adviser voted proxies by making a written request for proxy voting information to: Alcentra Capital Corporation, 200 Park Avenue, 7th Floor, New York, New York 10166, or by telephone at (212) 922-8240.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their nonpublic personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any nonpublic personal information relating to our stockholders, although certain nonpublic personal information of our stockholders may become available to us. We do not disclose any nonpublic personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to nonpublic personal information about our stockholders to employees of our Adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

Other

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and our Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

We are also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC prohibition on transactions with affiliates to prohibit all “joint transactions” between entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. As a result, we only expect to co-invest on a concurrent basis with investment funds, accounts or investment vehicles managed by our Adviser when each of us and such investment fund, account or investment vehicle will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for an investment fund, account or investment vehicle managed by our Adviser to invest in different securities of the same issuer, our Adviser will need to decide which fund will proceed with the investment. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by our Adviser has previously invested.

We and our Adviser have submitted an exemptive application to the SEC to permit greater flexibility to negotiate the terms of co-investments because we believe that it will be advantageous for us to co-invest with investment funds, accounts or investment vehicles managed by our Adviser where such investment is consistent with our investment objective, investment positions, investment policies, investment strategies, investment restrictions, regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts or investment vehicles managed by our Adviser may afford us additional investment opportunities and the ability to achieve greater diversification. Accordingly, any application would seek an exemptive order permitting us to negotiate more than price terms when investing with investment funds, accounts or investment vehicles managed by our Adviser in the same portfolio companies.

Moreover, under the terms of the exemptive relief we have requested, it is expected that we would undertake that, in connection with any commitment to a co-investment, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors would make certain conclusions, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. There is no assurance that an application for exemptive relief will be granted by the SEC or that, if granted, it will be on the terms set forth above.

Our Status as an Emerging Growth Company

We are an “emerging growth company, or “EGC,” as defined in the Jumpstart Our Business Startups Act, or the “JOBS Act.” An EGC is defined as a company with total annual gross revenues of less than $1 billion in its most recently completed fiscal year. An EGC will retain such status until the earlier of: (1) the fifth anniversary of the date it first sold securities pursuant to an initial public offering registration statement; (2) the last day of the fiscal year in which it first exceeds $1 billion in annual gross revenues; (3) the time it becomes a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which the EGC has, within the previous three years, issued $1 billion of nonconvertible debt.

The JOBS Act affords an EGC an opportunity to get a temporary reprieve from certain SEC regulations by exempting an EGC from these regulations for up to five years. These eased requirements include an exemption from certain financial disclosure and governance requirements and relaxed restrictions on the sale of securities. The JOBS Act provides scaled disclosure provisions for EGCs, including, among other things, removing the requirement that EGCs comply with Sarbanes-Oxley Act Section 404(b) auditor attestation of internal control over financial reporting.

Section 107(b) of the JOBS Act also permits an EGC to elect an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until such time as these new or revised standards are made applicable to all private companies. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates.

Compliance with NASDAQ Global Select Market Listing Requirements

Our shares of common stock are listed on the NASDAQ Global Select Market under the symbol “ABDC.” As a listed company on the NASDAQ Global Select Market, we are subject to various listing standards, including corporate governance listing standards. We will monitor our compliance with all listing standards and will take actions necessary to ensure that we are in compliance therewith.

Compliance with the Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 under the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and

•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Compliance with the Bank Holding Company Act

BNY Mellon is a bank holding company, or a “BHC” under the Bank Holding Company Act of 1956, as amended, or the “BHCA.” BNY Mellon is also a financial holding company, or “FHC,” under the BHCA, which is a status available to BHCs that meet certain criteria. As a BHC and a FHC, the activities of BNY Mellon and its affiliates are subject to certain restrictions imposed by the BHCA and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve. Because BNY Mellon may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including, but not limited to, the Federal Reserve, may restrict the transactions and relationships between our Adviser, BNY Mellon and their affiliates, on the one hand, and us on the other hand, and may restrict our investments, transactions and operations. For example, the BHCA regulations applicable to BNY Mellon and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments, and restrict our Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by BNY Mellon and its affiliates (including our Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, BNY Mellon may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, BNY Mellon may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on BNY Mellon, us or other funds and accounts managed by our Adviser and its affiliates. “See Item 1.A. Risk Factors — Risks Relating to Our Business and Structure — Our activities may be limited as a result of being controlled by a bank holding company.”

Taxation as a Regulated Investment Company

As a BDC, we intend to elect to be treated effective as of our taxable year ended December 31, 2014, and qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To obtain and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which generally is our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a RIC

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any net income or net capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner each calendar year an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in the preceding year and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate-level U.S. federal income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). We currently intend to make sufficient distributions each year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	qualify to be regulated as a BDC under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (which generally are partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or withholding liabilities.

We may be required to recognize taxable income for U.S. federal income tax purposes in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. If we are not able to obtain sufficient cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify as a RIC and become subject to corporate-level U.S. federal income taxes on all of our taxable income without the benefit of the dividends-paid deduction.

We are authorized to borrow funds and to sell assets in order (i) to satisfy the Annual Distribution Requirement and to otherwise eliminate our liability for U.S. federal income and excise taxes and (ii) to satisfy the Diversification Tests. However, under the 1940 Act, we are not permitted to borrow additional funds or to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Item 1. Business — Regulation — Senior Securities.” Moreover, our ability to dispose of assets to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Tests may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our qualification as a RIC. If we dispose of assets in order to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement, or the Diversification Tests, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (i) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (ii) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (iii) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (iv) convert lower-taxed long term capital gain into higher-taxed short-term capital gain or ordinary income, (v) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (vi) cause us to recognize income or gain without a corresponding receipt of cash, (vii) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (viii) adversely alter the characterization of certain complex financial transactions and (ix) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our disqualification as a RIC.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such capital gain or loss generally will be long term or short term, depending on how long we held a particular warrant.

Some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may hold assets that generate such income and provide services that generate such fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay corporate-level U.S. federal income tax on their earnings, which ultimately will reduce our return on such income and fees.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, and if certain remedial provisions are not available, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such distributions, non-corporate stockholders would be able to treat such dividend income as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years.

Item 1A.	Risk Factors

Investing in our securities involves a number of significant risks. Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, before you decide whether to make an investment in our securities. The risks set out below present the principal risks associated with an investment in our securities as well as those factors generally associated with investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our securities, if any, could decline, and you may lose all or part of your investment.

Risks Relating to our Business and Structure

Both we and our Adviser have a limited history operating and advising a BDC or a RIC, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We have limited experience operating as and our Adviser has limited experience managing a BDC or a RIC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to other investment vehicles managed by our Adviser. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of certain source-of-income, asset diversification and distribution requirements. Both we and our Adviser have limited experience operating and advising under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. If we are unable to comply with the requirements imposed on BDCs by the 1940 Act, the SEC could bring an enforcement action against us and/or we could be exposed to claims of private litigants. In addition, we could be regulated as a closed-end management investment company under the 1940 Act, which could further decrease our operating flexibility and may prevent us from operating our business as described in this annual report on Form 10-K, either of which could have a material adverse effect on our business, results of operations or financial condition.

Furthermore, the investment philosophy and techniques used by our Adviser to manage a BDC may differ from the investment philosophy and techniques previously employed by our Adviser in identifying and managing past investments. Accordingly, we can offer no assurance that we will replicate our historical performance or that of other entities that our Adviser has managed or advised in the past, and we caution you that our investment returns could be substantially lower than our past returns or those achieved by other entities managed or advised by our Adviser.

Finally, given our limited operating history, you will have limited information about us in connection with your decision to invest in our common stock and, in light of the fact that our historical cost structure will substantially increase as a result of borrowings under the Credit Facility, our issuance of Notes and the related management fees payable by us to the Adviser on asset funded thereby, such limited operating history may even be less meaningful in connection with your evaluation of whether to invest in our common stock.

We may not replicate the historical results achieved by other entities managed or advised by our Adviser.

We may be unable to replicate the historical results achieved by other entities managed or advised by our Adviser, and our investment returns could be substantially lower than the returns achieved by our Adviser in prior periods. In particular, our Adviser’s returns from several of its other investment vehicles may not be comparable because of the economic period in which those investments were made; or the compositions of those prior portfolios will be different from prospective portfolios. Our Adviser was not subject to the same tax and regulatory conditions that we operate under. Furthermore, none of the prior results were from BDCs or public reporting companies. Additionally, all or a portion of these prior results may have been achieved in particular market conditions, which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may also have an adverse impact on our future performance.

We are dependent upon key personnel of our Adviser and the Alcentra Group for our future success. If our Adviser or the Alcentra Group were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.

We depend on the diligence, skill and network of business contacts of the investment professionals of our Adviser and the Alcentra Group to achieve our investment objective. Our Adviser’s team of investment professionals evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of our Investment Advisory Agreement.

Our Investment Committee, which provides oversight over our investment activities, is provided to us by our Adviser under the Investment Advisory Agreement. Our Investment Committee consists of Paul J. Echausse, our President and Chief Executive Officer, Paul Hatfield, the Chairman of our board of directors, Kevin Bannon and Graeme Delaney Smith. The loss of any member of our Investment Committee would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business model depends to a significant extent upon our Adviser’s network of relationships with financial sponsors, service providers and other intermediaries. Any inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon our Adviser to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our Adviser fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom our Adviser has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will continue to generate investment opportunities for us in the future.

Our financial condition, results of operations and cash flows depend on our ability to manage our business effectively.

Our ability to achieve our investment objective depends on our ability to manage our business and to grow our investments and earnings. This depends, in turn, on our Adviser’s ability to identify, invest in and monitor portfolio companies that meet our investment guidelines. The achievement of our investment objective on a cost-effective basis depends upon our Adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Our Adviser’s investment professionals have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The personnel of our Adviser may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There are significant potential conflicts of interest that could negatively affect our operations and investment returns.

There are significant potential conflicts of interest that could negatively affect our operations and investment returns. A number of these potential conflicts of interest with affiliates of our Adviser and BNY Mellon are discussed in more detail under “Related Party Transactions and Certain Relationships,” including those relating to:

•	advisory services, lending and loan syndication;

•	conflicting investment interests;

•	time commitments of professionals;

•	transactions with BNY Mellon and its affiliates; and

•	competing funds and allocation policies.

There may be times when our Adviser, our Adviser’s affiliates including BNY Mellon, or its investment professionals have interests that differ from those of our stockholders, giving rise to conflicts of interest. The members of our Investment Committee and its investment professionals serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by our Adviser. Similarly, our Adviser or its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. In addition, our Adviser may enter into fee-sharing arrangements with other entities that may include our affiliates or stockholders.

While we may co-invest with investment entities managed by our Adviser or its affiliates to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. As a result, we and our Adviser have applied for exemptive relief from the SEC under the 1940 Act, which, if granted, would allow additional latitude to co-invest. However, there is no assurance that we will obtain such relief. In the event the SEC does not grant us relief, we will be limited in our ability to invest in certain portfolio companies in which the Adviser or any of its respective affiliates are investing or are invested. Even if we are able to obtain exemptive relief, we will be unable to participate in certain transactions originated by the Adviser or its respective affiliates prior to receipt of such relief.

In addition, we are an affiliate of BNY Mellon. While we may benefit from BNY Mellon’s relationships and activities, situations will arise in which the interests of BNY Mellon and its affiliates will conflict with our interests and the interests of our stockholders. Stockholders should note the matters discussed in “Related Party Transactions and Certain Relationships.”

The investment professionals of our Adviser may, from time to time, possess material nonpublic information, limiting our investment discretion.

The investment professionals of our Adviser, including members of our Investment Committee, may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Adverse market conditions for debt and equity capital markets in the United States and around the world, may have a negative impact on our business and operations.

From 2007 through 2009, the global capital markets experienced a period of disruption resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities and a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. These events, along with the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of major financial institutions in the United States, led to a decline of general economic conditions. As a result, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. This economic decline materially and adversely affected the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and to financial firms in particular during that time.

If these conditions recur, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as calculated in accordance with the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

Moreover, the re-appearance of market conditions similar to those experienced from 2007 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness under similar terms and any failure to do so could have a material adverse effect on our business.

Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our securities. A substantial portion of our debt investments have variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate, so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. To the extent that interest rates increase, this may negatively impact the operating performance of our portfolio companies due to increasing debt service obligations and, therefore, may affect our results of operations. In addition, to the extent that an increase in interest rates make it difficult or impossible to make payments on outstanding indebtedness to us or other financial sponsors or refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. In addition, any such increase in interest rates would make it more expensive to use debt to finance our investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to seven years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.

Because we may borrow to fund our investments, a portion of our net investment income may be dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings have floating rate components. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against such interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including without limitation, all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission or CFTC. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

Our incentive fee may induce our Adviser to make speculative investments.

Our Adviser receives an incentive fee based, in part, upon net realized gains on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net realized gains. Additionally, under the incentive fee structure, our Adviser may benefit when capital gains are recognized and, because our Adviser determines when to sell a holding, our Adviser controls the timing of the recognition of such capital gains. As a result, our investment advisor may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

We may be obligated to pay our Adviser incentive compensation even if we incur a loss and may pay more than 20.0% of our net capital gains because we cannot recover payments made in previous years.

Our Adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation) above a threshold return for that quarter. Thus, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. If we pay an incentive fee of 20.0% of our realized capital gains (net of all realized capital losses and unrealized capital depreciation on a cumulative basis) and thereafter experience additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the incentive fee previously paid.

The involvement of our interested directors in the valuation process may create conflicts of interest.

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, our board of directors determines the fair value of these loans and securities in good faith as described in “Determination of Net Asset Value.” In connection with that determination, investment professionals from our Adviser may provide our board of directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for at least a portion of our investment portfolio reviewed by an independent valuation firm quarterly, the ultimate determination of fair value will be made by our board of directors and not by such third party valuation firm. In addition, Mr. Echausse, who is an interested member of our board of directors, has a direct or indirect pecuniary interest in our Adviser. The participation of Mr. Echausse in our valuation process, and his pecuniary interest in our Adviser, could result in a conflict of interest as our Adviser’s base management fee is based, in part, on the value of our gross assets, and our Adviser’s incentive fees are based, in part, on realized gains and realized and unrealized losses.

There are conflicts related to other arrangements with our Adviser.

We have entered into a License Agreement with our Adviser under which our Adviser has granted us a non-exclusive, royalty-free license to use the name “Alcentra.” See “Item 1. Business — Management Agreements — License Agreement.” This creates conflicts of interest that our board of directors will continue to monitor. For example, under the terms of the License Agreement, we are unable to preclude our Adviser from licensing or transferring the ownership of the “Alcentra” name to third parties, some of whom may compete against us. Consequently, we are unable to prevent any damage to goodwill that may occur as a result of the activities of our Adviser or others. Furthermore, in the event the License Agreement is terminated, we will be required to change our name and cease using “Alcentra” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

The Investment Advisory Agreement was not negotiated on an arm’s length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

The Investment Advisory Agreement was negotiated between related parties. Consequently, its terms, including fees payable to our Adviser, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under this agreement because of our desire to maintain our ongoing relationship with our Adviser. Any such decision, however, would breach our fiduciary obligations to our stockholders.

The time and resources that our Adviser devotes to us may be diverted, and we may face additional competition due to the fact that our Adviser and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

Our Adviser and some of its affiliates, including our officers and our interested directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

Our incentive fee arrangements with our Adviser may vary from those of other investment funds, accounts or investment vehicles that our Adviser currently manages or may manage in the future, which may create an incentive for our Adviser to devote time and resources to a higher fee-paying fund.

Our Adviser manages private investment funds, accounts and other investment vehicles and may manage other funds, accounts and investment vehicles in the future. If our Adviser is paid a higher performance-based fee from any other fund that it may manage in the future, it may have an incentive to devote more research and development or other activities, and/or recommend the allocation of investment opportunities, to such higher fee-paying fund. For example, to the extent our Adviser’s incentive compensation is not subject to a hurdle or total return requirement with respect to another fund, it may have an incentive to devote time and resources to such other fund. As a result, the investment professionals of our Adviser may devote time and resources to a higher fee-paying fund.

Our Adviser’s liability is limited under the Investment Advisory Agreement and we have agreed to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, our Adviser has not assumed any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of our board of directors in following or declining to follow our Adviser’s advice or recommendations. Under the Investment Advisory Agreement, our Adviser, its officers, members and personnel, and any person controlling or controlled by our Adviser will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of the duties that our Adviser owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify our Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A number of entities compete with us to make the types of investments that we plan to make. We compete with public and private funds, other BDCs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC qualification. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss.

Our activities may be limited as a result of being controlled by a bank holding company.

BNY Mellon is a BHC and a FHC. FHCs may engage in a broader range of activities than BHCs that are not FHCs. However, the activities of FHCs and their affiliates remain subject to certain restrictions imposed by the BHCA and related regulations. Because BNY Mellon may be deemed to “control” us within the meaning of the BHCA, these restrictions could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including but not limited to the Federal Reserve, may restrict the transactions and relationships between our Adviser, BNY Mellon and their affiliates, on the one hand, and us on the other hand, and may restrict our investments, transactions and operations. For example, the BHCA regulations applicable to BNY Mellon and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments, and restrict our Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by BNY Mellon and its affiliates (including our Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, BNY Mellon may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments.

These restrictions may materially adversely affect us by, among other things, affecting our Adviser’s ability to pursue certain strategies within our investment program or trade in certain securities. In addition, BNY Mellon may cease in the future to qualify as an FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to BNY Mellon and us will not change, or that any such change will not have a material adverse effect on us.

BNY Mellon may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, BNY Mellon, us or other funds and accounts managed by our Adviser and its affiliates. BNY Mellon may seek to accomplish this result by causing Alcentra NY, LLC to resign as our Adviser, voting for changes to our board of directors, causing BNY Mellon personnel to resign from our board of directors, reducing the amount of BNY Mellon’s investment in us (if any), or any combination of the foregoing, or by such other means as it determines in its sole discretion. Any replacement investment adviser appointed by us may be unaffiliated with BNY Mellon.

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain our qualification as a RIC under Subchapter M of the Code.

To obtain and maintain our qualification as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain the necessary distributions, we may fail to qualify as a RIC and, thus, may be subject to corporate-level U.S. federal income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. See “Item 1. Business — Taxation as a Regulated Investment Company.”

If we are unable to meet the RIC asset diversification requirements, we may fail to qualify as a RIC.

No certainty can be provided that we will satisfy the asset diversification requirements or the other requirements necessary to qualify as a RIC. If we fail to qualify as a RIC for any reason and become subject to corporate-level U.S. federal income tax, the resulting corporate-level U.S. federal income taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Furthermore, if we fail to qualify as a RIC, we may be in default under the terms of the Credit Facility. Such a failure would have a material adverse effect on us and our stockholders. See “Item 1.A. Risk Factors — Risks Relating to our Business and Structure — We may default under the Credit Facility or any future borrowing facility we enter into or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows” and “Item 1. Business —  Taxation as a Regulated Investment Company.”

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our securities.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accrual of original issue discount, or OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contractual PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, and increases in loan balances as a result of contracted PIK arrangements will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Since in certain cases we may recognize income for U.S. federal income tax purposes before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level U.S. federal income tax. See “Item 1. Business — Certain U.S. Federal Income Tax Considerations — Taxation as a RIC.”

PIK interest payments we receive increases our assets under management and, as a result, increases the amount of base management fees and incentive fees payable by us to our Adviser.

Certain of our debt investments contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest has the effect of increasing our assets under management. As a result, because the base management fee that we pay to our Adviser is based on the value of our gross assets, the receipt by us of PIK interest results in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest causes such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to our Adviser.

To the extent original issue discount and PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID instruments and contractual PIK interest. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	OID instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;

•	Because we may be required to distribute amounts attributable to OID accruals, such OID accruals may create uncertainty about the source of our distributions to stockholders;

•	OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral;

•	PIK interest typically has the effect of increasing the outstanding principal amount of a loan, resulting in a borrower owing more at the end of the term of the loan than what it owed when the loan was originated; and

•	OID and PIK instruments may represent a higher credit risk than coupon loans.

Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We have incurred indebtedness under our Credit Facility and through the issuance of the Alcentra Capital InterNotes®, which we refer to as the Notes and which are issued pursuant to the Selling Agent Agreement, dated January 29, 2015, between us, our Adviser and Incapital LLC. We may in the future issue additional debt securities or preferred stock and/or borrow additional money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

Proposed legislation may allow us to incur additional leverage.

As a BDC under the 1940 Act, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation introduced in the U.S. House of Representatives during the 113th Congress proposed to modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the percentage from 200% to 150%. If such legislation is reintroduced and eventually passed, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in securities may increase.

We finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. However, we borrow from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds will have fixed dollar claims on our assets that may be superior to the claims of our securities holders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders.

In addition, under the terms of the Credit Facility and any borrowing facility or other debt instruments we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instruments before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed.

Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to our Adviser will be payable based on the value of our gross assets, including those assets acquired through the use of leverage, our Adviser will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to our Adviser.

Our Credit Facility and any future indebtedness may impose financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC under the Code.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings (other than potential leverage in future SBIC subsidiaries, should we receive an SBIC license(s), subject to exemptive relief) and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

We may default under the Credit Facility or any future borrowing facility we enter into or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In the event we default under the Credit Facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Credit Facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Credit Facility or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Because we use debt to finance our investments, if market interest rates were to increase, our cost of capital could increase, which could reduce our net investment income.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. There is no limit on our ability to enter derivative transactions.

In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income and, as a result, an increase in incentive fees payable to our Adviser.

Provisions in the Credit Facility or any other future borrowing facility may limit our discretion in operating our business.

The Credit Facility is, and any future borrowing facility may be, backed by all or a portion of our loans and securities on which the lenders will or, in the case of a future facility, may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a guarantee pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, enter into a control agreement that provides that following notice of occurrence of an event of default, if any, and during its continuance, the custodian will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests granted by us as well as negative covenants under the Credit Facility or any other borrowing facility may provide may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. For example, under the terms of the Credit Facility, we have agreed not to incur any additional secured indebtedness other than in certain limited circumstances as permitted under the Credit Facility. In addition, if our borrowing base under the Credit Facility or any other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the Credit Facility or any other borrowing facility, which could have a material adverse impact on our ability to fund future investments and to make stockholder distributions.

In addition, under the Credit Facility we are subject to limitations as to how borrowed funds may be used, which include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under the Credit Facility or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the Credit Facility or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business — Regulation — Qualifying Assets.”

We may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

A general increase in interest rates will likely have the effect of increasing our net investment income, which would make it easier for our Adviser to receive incentive fees.

Given the structure of the Investment Advisory Agreement with our Adviser, any general increase in interest rates will likely have the effect of making it easier for our Adviser to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement without any additional increase in relative performance on the part of our Adviser. In addition, in view of the catch-up provision applicable to income incentive fees under the Investment Advisory Agreement, our Adviser could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in our Adviser’s income incentive fee resulting from such a general increase in interest rates.

Most of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and quoted prices or observable inputs may not be available to determine such values, resulting in the use of significant unobservable inputs in our quarterly valuation process.

Most of our portfolio investments take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we value these investments at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of an independent service provider to review the valuation of these loans and securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

We will adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

We are restricted in our ability to enter into transactions with entities deemed to be our affiliates, which may limit the scope of investments available to us.

As a BDC, we are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without, among other things, the prior approval of a majority of our independent directors who, have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the 1940 Act and, if this is the only reason such person is our affiliate, we are generally prohibited from buying any asset from or selling any asset (other than our capital stock) to such affiliate, absent the prior approval of such directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include joint investments in the same portfolio company, without approval of our independent directors or, in some cases, the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

We and our Adviser have applied for exemptive relief from the SEC under the 1940 Act, which, if granted, would allow additional latitude to co-invest. However, there is no assurance that we will obtain such relief. In the event the SEC does not grant us relief, we will be limited in our ability to invest in certain portfolio companies in which the Adviser or any of its respective affiliates are investing or are invested. Even if we are able to obtain exemptive relief, we will be unable to participate in certain transactions originated by the Adviser or its respective affiliates prior to receipt of such relief.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our securities less attractive because we will rely on some or all of these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company,” we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, securityholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our securities.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We are required to disclose changes made in our internal control and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the market price of our securities. Nevertheless, any such changes could adversely affect our business and impair our ability to make principal and interest payments on the Notes.

Our Adviser can resign as our investment adviser upon 60 days’ notice and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Adviser has the right under the Investment Advisory Agreement to resign as our investment adviser at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Adviser was to resign, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our business is highly dependent on the communications and information systems of our Adviser. In addition, certain of these systems are provided to our Adviser by third party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to make distributions to our stockholders.

If we receive qualification from the Small Business Administration to be licensed as an SBIC but we are unable to comply with SBA regulations after the SBIC subsidiary is licensed as an SBIC, our business plan and investment objective could be adversely affected.

We intend to apply for a license to form an SBIC subsidiary; however, the application is subject to approval by the United States Small Business Administration, or the SBA, and we can make no assurances that the SBA will approve our application. If we receive this qualification, we will become subject to SBA regulations that may constrain our activities. We may need to make allowances in our investment activity to comply with SBA regulations. In addition, SBA regulations may impose parameters on our business operations and investment objective that are different than what we otherwise would do if we were not subject to these regulations. Failure to comply with the SBA regulations could result in the loss of the SBIC license and the resulting inability to participate in the SBA-sponsored debenture program. The SBA also limits the maximum amount that may be borrowed by any single SBIC. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise. To the extent that we obtain an SBIC license, this would prohibit a change of control of our SBIC subsidiary without prior SBA approval. If we are unable to comply with SBA regulations, our business plan and growth strategy could be materially adversely affected.

Risks Relating to our Investments

Our investments are risky and highly speculative, and the lower middle-market companies we target may have difficulty accessing the capital markets to meet their future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Investing in lower middle-market companies involves a number of significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity; and

•	a portion of our income may be non-cash income, such as contractual PIK interest, which represents interest added to the loan balance and due at the end of the loan term. Instruments bearing PIK interest typically carry higher interest rates as a result of their payment deferral and increased credit risk. When we recognize income in connection with PIK interest, there is a risk that such income may become uncollectable if the borrower defaults.

In addition to the risks associated with our investments in general, there are unique risks associated with our investments in each of these entities. In this regard, DRC Emergency Services, LLC derives significantly all of its revenue from contracts with federal, state and local governments and governmental agencies. As a result, if it does not comply with the terms of a contract or with regulations or statutes, it could be subject to downward contract price adjustments or refund obligations or could in extreme circumstances be assessed penalties or be debarred or suspended from obtaining future contracts for a specified period of time. Any such suspension or debarment or other sanction could have an adverse effect on its business.

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

Investing in lower middle-market companies involves a high degree of risk and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.

Our portfolio consists primarily of debt and equity investments in lower middle-market companies. Investing in lower middle-market companies involves a number of significant risks. Typically, the debt in which we invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade. Compared to larger publicly owned companies, these lower middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns and other business disruptions. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any of their key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral and the fair market value of the loan.

Some of these companies cannot obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, loans made to these types of companies pose a higher default risk than loans made to companies that have access to traditional credit sources.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Portfolio companies are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, the portion of our investment portfolio composed of non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.

Our investments in leveraged portfolio companies may be risky, and we could lose all or part of our investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

We may hold the loans and debt securities of leveraged companies that may, due to the significant operating volatility typical of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect that company. If the proceeding is converted to a liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Our investments in private and middle-market portfolio companies are risky, and we could lose all or part of our investment.

Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we will rely on the ability of our Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies.

The lack of liquidity in our investments may adversely affect our business.

All of our assets may be invested in illiquid loans and securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Also, as noted above, we may be limited or prohibited in our ability to sell or otherwise exit certain positions in our initial portfolio as such a transaction could be considered a joint transaction prohibited by the 1940 Act.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	available current market data, including relevant and applicable market trading and transaction comparables;

•	applicable market yields and multiples;

•	security covenants;

•	call protection provisions;

•	information rights;

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;

•	comparisons of financial ratios of peer companies that are public;

•	comparable merger and acquisition transactions; and

•	the principal market and enterprise values.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers or our investments are concentrated in relatively few industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not generally hold controlling equity positions in the majority of the portfolio companies included in our portfolio. In addition, we expect to not hold controlling equity positions in portfolio companies in which we will make future investments. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we expect to hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans or debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and ability to make stockholder distributions and result in a decline in the market price of our shares.

We are subject to the risk that the debt investments we make in our portfolio companies may be repaid prior to maturity. We expect that our investments will generally allow for repayment at any time subject to certain penalties. When this occurs, we intend to generally reinvest these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our ability to make, or the amount of, principal and interest payments on the Notes, which could result in a decline in the market price of our securities.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest a in second lien and subordinated loans issued by our portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the loans in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the loans in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, a portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with loans in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we may make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;

•	the ability to control the conduct of such proceedings;

•	the approval of amendments to collateral documents;

•	releases of liens on the collateral; and

•	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected.

If we make subordinated investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

We may make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or economic conditions in general. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

The disposition of our investments may result in contingent liabilities.

We currently expect that substantially all of our investments will continue to involve loans and private securities. In connection with the disposition of an investment in loans and private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

We may not realize gains from our equity investments.

When we invest in loans and debt securities, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential investments in securities of non-U.S. companies to the extent permissible under the 1940 Act. See “Item 1. Business — Regulation — Qualifying Assets” for a discussion of our ability, as a BDC, to invest in securities of non-U.S. companies. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Our investments that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions we may expose ourselves to risks associated with such transactions. Such hedging may utilize instruments such as forward contract currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk.

Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this annual report on Form 10-K and may shift our investment focus from the areas of expertise of our Adviser to other types of investments in which our Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Our portfolio companies in the healthcare and pharmaceutical services industry sector are subject to extensive government regulation and certain other risks particular to that industry.

One of our key industry sectors for investment is healthcare and pharmaceutical services. Our investments in portfolio companies that operate in this sector are subject to certain significant risks particular to that industry. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. In particular, health insurance reform, including The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, or Health Insurance Reform Legislation, could have a significant effect on our portfolio companies in this industry sector. As Health Insurance Reform Legislation is implemented, our portfolio companies in this industry sector may be forced to change how they do business. We can give no assurance that these portfolio companies will be able to adapt successfully in response to these changes. Any of these factors could materially adversely affect the operations of a portfolio company in this industry sector and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Any of these factors could materially adversely affect the operations of a portfolio company in this industry sector and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Our portfolio companies in the defense, homeland security and government services industry sector are subject to certain risks particular to that industry.

One of our key industry sectors for investment is defense, homeland security and government services. Investments in this sector are subject to certain significant risks particular to that industry. These businesses depend upon continued U.S. government expenditures on defense, homeland security and other services. These expenditures have not remained constant over time, have been reduced in certain periods and, recently, have been affected by the U.S. government’s efforts to improve efficiency and reduce costs affecting federal government programs generally. These expenditures are also subject to budgetary constraints affecting U.S. government spending generally or specific agencies in particular. Furthermore, these businesses are generally subject to changes in the political climate and general economic conditions, including a slowdown of the economy or unstable economic conditions and responses to conditions, such as emergency spending, that reduce funds available for other government priorities.

Portfolio companies operating in the defense, homeland security and government services industry sector may be required to comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts. Such laws and regulations may potentially impose added costs on these businesses and may subject them to civil or criminal penalties, termination of U.S. government contracts, and/or suspension or debarment from contracting with federal agencies, in the event they fail to comply. Further, these portfolio companies may derive significant amounts of their revenue from contracts awarded through a competitive bidding process. Their revenue may be adversely affected if they are unable to compete effectively in the process or there are delays caused by their competitors protecting contract awards.

On August 29, 2014, DRC Emergency Services LLC (“DRC ES”) was suspended from Federal Government contracting and from directly or indirectly receiving the benefits of federal assistance programs. In DRC ES’s opinion the suspension primarily resulted from alleged actions taken by former employees and subcontractors related to two particular contracts. None of the employees in question work for DRC ES or any of its affiliates. DRC ES is fully cooperating with all Government investigations. The suspension was terminated on October 1, 2014. At this time we believe DRC ES’s contracts and customer relationships were not materially impacted by the suspension.

Any of these factors could materially adversely affect the operations of a portfolio company in this industry sector and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Risks Relating to Our Common Stock

Shares of closed-end investment companies, including BDCs, may trade at a discount to their net asset value.

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock will trade at, above or below net asset value. As of December 31, 2014, our net asset value per share was $14.87. The last reported sale price of a share of our common stock on the NASDAQ Global Select Market on March 17, 2015 was $13.87. If our common stock trades below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of a majority of our stockholders (including a majority of our unaffiliated stockholders) and our independent directors for such issuance.

There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this prospectus. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, for so long as the Credit Facility or any other borrowing facility that we enter into, is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Sales of substantial amounts of our common stock, the availability of such common stock for sale or the registration of such common stock for sale and the ability of our stockholders to sell their shares at a price per share that is below our then current net asset value per share could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so and negatively impact the market of our common stock.

Investing in our common stock involves an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk, and higher volatility or loss of principal, than alternative investment options. Our investments in portfolio companies may be speculative and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

Our shares of common stock have a limited trading history and we cannot assure you that the market price of shares of our common stock will not decline.

Our shares of common stock have a limited trading history and we cannot assure you that a public trading market will be sustained for such shares. We cannot predict the prices at which our common stock will trade. We cannot assure you that the market price of shares of our common stock will not decline at any time. In addition, our common stock has traded below its net asset value, and if our common stock continues to trade below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of our stockholders (including our unaffiliated stockholders) and our independent directors for such issuance.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	exclusion of our common stock from certain market indices, such as the Russell 2000 Financial Services Index, which could reduce the ability of certain institutional investors to own our common stock and put short-term selling pressure on our common stock.

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, BDCs or SBICs;

•	loss of our qualification as a RIC or BDC;

•	changes or perceived changes in earnings or variations in operating results;

•	changes or perceived changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our Adviser’s key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Risks Relating to the Notes

The Notes are unsecured and therefore are effectively subordinated to the secured indebtedness we have outstanding and may incur in the future.

The Notes are not secured by any of our assets and will not be secured by any of the assets of any future subsidiaries and will rank equally in right of payment of our future unsubordinated, unsecured senior indebtedness. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently outstanding and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of any future subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2014 we had $62.5 million outstanding under the Credit Facility. The indebtedness under the Credit Facility is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

The Notes are structurally subordinated to the indebtedness and other liabilities of any future subsidiaries.

The Notes are obligations exclusively of Alcentra Capital Corporation and not of our subsidiaries. None of our subsidiaries have guaranteed the Notes and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness, including any future SBA-guaranteed debentures, and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.

The indenture under which the Notes are issued contains limited protection for holders of the Notes.

The indenture under which the Notes are issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the Notes. In particular, the terms of the indenture and the Notes will not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or that would be senior to our equity interests in those entities and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation at a time when our asset coverage, as defined in the 1940 Act, is below 200% after incurring such indebtedness or obligation, but giving effect, in each case, to any exemptive relief granted to us by the SEC.

•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness.

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity other than as described under.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences as a holder of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. For example, the indenture under which the Notes are issued does not contain cross-default provisions that are contained in the Credit Facility. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes.

We cannot assure that a trading market for your Notes will ever develop or be maintained.

In evaluating the Notes, a holder of the Notes should assume that they will be holding the Notes until their stated maturity. The Notes are a new issue of securities and will not be listed on an exchange or quoted through a quotation system. We cannot assure you that a trading market for the Notes will ever develop, be liquid or be maintained. Many factors independent of our creditworthiness affect the trading market for and market value of the Notes. Those factors include, without limitation:

•	the method of calculating the principal and interest for the Notes;

•	the time remaining to the stated maturity of the Notes;

•	the outstanding amount of the Notes;

•	the redemption or repayment features of the Notes; and

•	the level, direction and volatility of interest rates generally.

There may be a limited number of buyers when you decide to sell the Notes. This may affect the price a holder of the Notes receives for Notes or the ability to sell Notes at all.

Certain options under the Notes may be limited in amount.

The Notes contain a provision permitting the optional repayment of those Notes prior to stated maturity, if requested by the authorized representative of the beneficial owner of those Notes, following the death of the beneficial owner of the Notes, so long as the Notes were owned by the beneficial owner or his or her estate at least six months prior to the request. We refer to this option as the “Survivor’s Option.” We will have a discretionary right to limit the aggregate principal amount of Notes subject to the Survivor's Option that may be exercised in any calendar year to an amount equal to 2% of the outstanding principal amount of all Notes outstanding as of the end of the most recent calendar year. We also have the discretionary right to limit to $250,000 in any calendar year the aggregate principal amount of Notes subject to the Survivor’s Option that may be exercised in such calendar year on behalf of any individual deceased beneficial owner of Notes. Accordingly, no assurance can be given that exercise of the Survivor’s Option for the desired amount will be permitted in any single calendar year.

We may choose to redeem the Notes when prevailing interest rates are relatively low.

After the first anniversary of the issuance of the Notes, we may choose to redeem the Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the Notes. If prevailing rates are lower at the time of redemption, a holder of the Notes would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact the ability to sell the Notes as the optional redemption date or period approaches.

If we default on our obligations to pay our indebtedness other than the Notes, we may not be able to make payments on the Notes.

As of December 31, 2014, we had approximately $62.5 million of indebtedness outstanding under the Credit Facility. Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Credit Facility), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes and our other debt and to fund other liquidity needs.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including any Notes sold, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes and our other debt. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Credit Facility or other debt, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Notes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 200 Park Avenue, 7th Floor, New York, NY 10166.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ABDC.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market for each fiscal quarter since our initial public offering on May 9, 2014:

	Price Range
	High	Low
Fiscal year ended December 31, 2014
Second quarter	$15.50	$14.00
Third quarter	$15.04	$10.60
Fourth quarter	$13.50	$11.20

The last reported sale price for our common stock on the NASDAQ Global Select Market on March 17, 2015 was $13.87 per share. As of March 17, 2015, we had 13,516,766 shareholders of record.

Dividends

Our dividends, if any, are determined by our board of directors. We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

To qualify for RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We have adopted an “opt out” dividend reinvestment plan, or “DRIP,” for our common stockholders. As a result, if we make cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

The following table reflects the distributions per share that our board of directors has declared on our common stock since our initial public offering in May 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
Fiscal 2014
June 24, 2014	June 30, 2014	July 7, 2014	$0.178
August 12, 2014	September 30, 2014	October 6, 2014	0.340
November 4, 2014	December 30, 2014	January 6, 2015	0.340
March 10, 2015	March 31, 2015	April 6, 2015	0.340
Total:			$1.198

For year end, a statement on IRS Form 1099-DIV identifying the source(s) of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return on paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent that our distributions for a fiscal year exceed current and accumulated earnings and profits, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. Federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains.

Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that any distribution is taxable as ordinary income or capital gains.

Sales of Unregistered Securities

 During the quarter ended December 31, 2014, no shares of our common stock have been issued under our dividend reinvestment plan (“DRIP”).

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the Wells Fargo BDC Index and a customized peer group of four companies that include Gladstone Capital Corp., Harvest Capital Credit Corp., Stellus Capital Investment Corp., and Whitehorse Finance Inc., from the period May 8, 2014 (inception) through March 13, 2015. The graph assumes that, at inception, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following selected financial and other data is presented for the years ended December 31, 2012 , December 31, 2013, the period from January 1, 2014 through May 7, 2014 and the period from May 8, 2014 through December 31, 2014 , in thousands, except for per share data. The following selected financial data has been derived from financial statements that were audited by KPMG LLP and should be read in conjunction with our financial statements and related notes thereto and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year ended December 31, 2014
	Alcentra Capital Corporation from May 8,* 2014 through December 31, 2014	BNY Mellon-Alcentra Mezzanine III, L.P. from January 1, 2014 through May 7, 2014		BNY Mellon-Alcentra Mezzanine III, L.P. for the year ended December 31, 2013		BNY Mellon-Alcentra Mezzanine III, L.P. for the year ended December 31, 2012
Statement of operations data:
Total investment income	$16,166,214		$7,761,894		$11,051,383		$12,687,061
Total expenses	4,564,482		834,336		3,541,736		5,052,550
Net investment income	$11,601,782		6,927,558		7,509,647		7,634,511
Net increase in net assets resulting from operations	$14,735,021		$9,954,110		$9,652,411		$15,448,530
Per share data:
Net investment income	$.86	$	N.A.	$	N.A.	$	N.A.
Net increase in net assets resulting from operations	$1.09	$	N.A.	$	N.A.	$	N.A.
Dividends declared	$0.858	$	N.A.	$	N.A.	$	N.A.
Net asset value per share	$14.87	$	N.A.	$	N.A.	$	N.A.
Balance sheet data:
Total assets	$272,219,375		$175,925,784		$126,788,126		$101,858,640
Cash and cash equivalents	10,022,617		10,703,472		729,431		869,836
Total net assets	$200,989,308		$175,567,210		$110,639,427		$96,719,585

*	On May 8, 2014, we purchased a portfolio of approximately $155.9 million in debt and equity investments, which consisted of all of the investment assets of Fund III, except for its equity investment and warrants in GTT Communications, for $64.3 million in cash and $91.5 million in shares of our common stock at the same price as shares issued in our initial public offering. Concurrent with our acquisition of these investment assets from Fund III, we also purchased approximately $29 million of debt and equity investment held by Alcentra Group for $29 million in cash.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results, including the performance of our existing investments;
•	the introduction, withdrawal, success and timing of business initiatives and strategies;
•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;
•	the relative and absolute investment performance and operations of our investment adviser;
•	the impact of increased competition;
•	the impact of investments we intend to make and future acquisitions and divestitures;
•	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;
•	the unfavorable resolution of any future legal proceedings;
•	our business prospects and the prospects of our portfolio companies;
•	our regulatory structure and tax status;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;
•	the ability of our portfolio companies to achieve their objective;
•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our investment adviser;
•	our contractual arrangements and relationships with third parties;
•	our ability to access capital and any future financings by us;
•	the ability of our investment adviser to attract and retain highly talented professionals; and
•	the impact of changes to tax legislation and, generally, our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this annual report on Form 10-K.

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

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments by targeting investment opportunities with favorable risk-adjusted returns. The Company invests primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making direct equity investments in such companies.

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

Since Alcentra did not commence investment operations until May 8, 2014, the discussion and analysis of financial condition and results of operations through May 7, 2014 described in this section pertains to the historical operations of Fund III given that the Company acquired substantially all of Fund III’s investment portfolio. However, no liabilities of Fund III were assumed by the Company in connection with the acquisition of the Fund III Acquired Assets other than to fund $2.6 million under revolving lines of credit. As a result, you should be mindful of the foregoing facts when reviewing the discussion and analysis set forth in this section as well as in connection with reviewing the financial information contained elsewhere in this Form 10-K.

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

As of December 31, 2014, we had $258.6 million (at fair value) invested in 28 companies. Our portfolio included approximately 37.6% of first lien debt, 18.0% of second lien debt, 21.2% of mezzanine debt and 23.0% of equity investments at fair value. The composition of our investments as of December 31, 2014 was as follows

	Cost	Fair Value
Senior Secured – First Lien	$98,550,397	$97,395,708
Senior Secured – Second Lien	53,792,879	46,748,798
Unsecured Debt	55,408,294	54,986,207
Equity	46,331,202	59,503,141
Total Investments	$254,082,772	$258,633,854

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

  Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2014 we had 5 such investments with an aggregate unfunded commitment of $12.1 million and at December 31, 2013, we had one such investment with aggregate unfunded commitments of $2.6 million.

As of December 31, 2014, the Company’s industry concentration was as follows:

Industry	Cost	Fair Value
Healthcare Services	$22,877,700	$23,502,700
Technology & Telecom	14,306,541	17,459,000
Infrastructure Maintenance	15,861,076	16,102,785
Education	14,277,267	15,717,008
Retail Distributions	14,625,000	14,625,000
Automotive	14,251,576	14,251,576
Oil & Gas Services	12,767,248	13,044,000
Disaster Recovery Services	12,290,398	12,596,562
Restoration Services	12,116,713	12,119,289
Healthcare: Orthopedic Products	11,760,000	12,000,000
Waste Management	11,355,479	11,355,479
Wholesale	9,960,374	10,849,399
Industrial Services	9,899,901	10,006,651
Technology	8,112,000	9,412,000
Media & Entertainment	11,886,858	9,605,545
Waste Services	9,000,000	9,000,000
Healthcare & Pharmaceuticals	8,000,000	8,160,000
Media: Broadcasting & Subscription	7,397,404	7,575,000
Consumer Services	7,167,144	7,167,144
Wholesale/Distribution	7,000,000	7,000,000
Food & Beverage	5,000,000	4,591,000
Environmental Services	6,268,232	4,576,000
Packaging	3,716,716	3,716,716
Business Services	3,000,000	3,000,000
Call Center Services	1,185,145	1,201,000
Total	$254,082,772	$258,633,854

As of December 31, 2013, the Partnership's industry concentration were categorized as follows:

Industry	Cost	Fair Value
Technology	$27,641,303	$36,492,364
Healthcare	17,788,791	18,409,791
Media & Entertainment	16,401,228	16,796,478
Food and Beverage	12,391,564	12,391,564
Disaster Recovery Services	13,239,853	11,906,520
Waste Management Services	10,802,784	10,802,784
Education	11,590,021	10,702,958
Energy Service Company	10,017,974	6,868,969
Defense Services	500,000	594,409
Total	$120,373,518	$124,965,837

As of December 31, 2014, the Company's geographical concentration of the investment portfolio was as follows:

Texas	$30,667,149	$30,641,651
North Carolina	23,876,713	24,119,289
Connecticut	23,156,988	23,365,024
Florida	20,451,065	21,890,806
California	16,128,374	17,583,399
Arizona	14,306,541	17,459,000
Georgia	16,709,700	16,768,700
Colorado	16,167,144	16,167,144
Pennsylvania	15,861,076	16,102,785
Newfoundland	14,625,000	14,625,000
Michigan	14,346,010	12,653,778
Alabama	12,290,398	12,596,562
Tennessee	11,716,716	11,876,716
New Jersey	8,112,000	9,412,000
Puerto Rico	7,397,404	7,575,000
Nevada	7,085,349	4,596,000
Massachusetts	1,185,145	1,201,000
	$254,082,772	$258,633,854

As of December 31, 2013, the Partnership's geographical concentration of the investment portfolio was as follows:

	Cost	Fair Value
Connecticut	$20,135,262	$21,305,262
Arizona	14,034,723	14,034,723
Texas	12,391,569	13,184,564
California	12,734,744	12,377,994
Georgia	12,122,797	12,325,797
New Jersey	6,852,457	11,964,457
Alabama	13,239,853	11,906,520
Florida	11,590,021	10,702,958
Virginia	6,754,123	10,493,184
Michigan	10,017,969	6,075,969
Pennsylvania	500,000	594,409
	$120,373,518	$124,965,837

At December 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $8.8 million and $8.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $16.5 million and $16.8 million, respectively. At December 31, 2013, our average portfolio company investment at amortized cost and fair value was approximately $8.5 million and $8.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $14.0 million and $14.0 million, respectively.

At December 31, 2014, 31.8% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 68.2% bore interest at fixed rates. At December 31, 2013, 100% of our debt investments bore interest at fixed rates.

The weighted average yield on all of our debt investments as of December 31, 2014 and December 31, 2013 was approximately 11.7% and 12.4%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

$101.8 million of the portfolio (41.4%) had a first dollar loss at 0.0x-1.0x EBITDA; $93.0 million of the portfolio (37.8%) had a first dollar loss at 1.0x-3.0x EBITDA; $32.5 million of the portfolio (13.2%) had a first dollar loss of 3.0x-4.0x EBITDA; and $18.1 million of the portfolio (7.4%) had a first dollar loss of 4.0x-4.5x EBITDA; and $0.5 million of the portfolio (<1%) had a first dollar loss >4.5x EBITDA;

Asset Quality

We currently do not use a rating system to monitor portfolio performance. As the portfolio grows in size, we would expect to implement a portfolio rating system.

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2014, 2013 and 2012

Investment Activity

During the period January 1, 2014 to May 7, 2014, the Partnership invested $48.7 million in new investments and $15.7 million of repayments were received.

From May 8, 2014 to December 31, 2014, Alcentra invested $110.1 million in 16 new portfolio companies. We also received $44.3 million in proceeds from repayments, sales and amortizations.

For the year ended December 31, 2013, the Partnership invested $41.2 million in new investments and $18.6 of repayments were received.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Loans and Debt Securities on Non-Accrual Status

We will generally not accrue interest on loans and debt securities if principal or interest cash payments are past due 30 days or more and/or we have reason to doubt our ability to collect such interest. As of December 31, 2014 and December 31, 2013, we had no loans on non-accrual status.

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

Investment Income

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

The following shows the breakdown of investment income for the years ended December 31, 2014, 2013 and 2012.

	For the period from Inception (May 8, 2014) through December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Interest Income	$10.8	$9.1	$9.4
PIK Interest	3.6	1.7	2.0
Other Income/Fees	1.7	0.2	1.3
Total	$16.1	$11.1	$12.6

The increases in interest income from the respective periods were due to the growth in the overall investment portfolio.

Expenses

The following shows the breakdown of operating expenses for the yeard ended December 31, 2014, 2013 and 2012:

	For the period from Inception (May 8, 2014) through December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Operating Expenses:
Management Fees	$2.5	$2.8	$4.4
Incentive Fees	1.0	-	-
Professional Fees	0.8	0.4	0.5
Valuation services	0.4	-	-
Interest and credit facility expense	1.0	0.1	0.1
Amortization of deferred financing costs	0.3	-	-
Directors Fees	0.2	-	-
Insurance Expense	0.2	-	-
Other Expenses	0.2	0.2	0.1
Total Operating Expenses	$6.6	$3.5	$5.1
Waiver of Incentive & Management Fees	(2.0)	-	-
Total Expenses, net of fee waivers	$4.6	$3.5	$5.1

The increase of $1.1 million in operating expenses is due primarily to the interest expense on the Credit Facility and increased operating expenses due to growth in our investment portfolio. These operating expenses consist of base management fees, incentive fees, administrative services expenses, professional fees, and other general and administrative expenses.

In connection with the Offering, Alcentra entered into a senior secured revolving credit agreement (“Credit Facility”) with ING Capital LLC, as administrative agent and lender. The Credit Facility had an initial commitment of $80 million with an accordion feature that allows for an increase in total commitments to $160 million. On December 22, 2014, Alcentra entered into an Incremental Commitment Agreement with ING Capital LLC and certain lenders thereto which provides for increased commitments under the Credit Facility of $35 million. The Credit Facility has a maturity date of May 8, 2018 and bears interest, at Alcentra’s election, at a rate per annum equal to (i) the one, three or six month LIBOR, as applicable, plus 3.25% or (ii) 2.25% plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5% and (C) three month LIBOR plus 1.0%.  The Credit Facility is secured by a first priority security interest in all of Alcentra’s portfolio investments, the equity interests in certain of its direct and indirect subsidiaries and substantially all of its other assets. Alcentra is also subject to customary covenants and events of default typical of a facility of this type. As of December 31, 2014 total commitments under the Credit Facility were $115 million.

Interest expense for the period January 1, 2014 through May 7, 2014 was $0.050 million and for the period May 8, 2014 through December 31, 2014, interest expense was $1.0 million.

The Partnership had entered into a credit agreement under which it could borrow an aggregate principal amount of $15 million for the financing of portfolio investments. Borrowings under the credit agreement were $10 million and $15.0 million as of May 7, 2014 and December 31, 2013, respectively.

Interest was charged at the Alternative Rate, defined as the higher of (a) the Federal Fund Rate and (b) the Overnight LIBOR Rate, plus 130 basis points. The interest rate ranged from 1.39% to 1.40%. Fund III recorded interest and fee expense of $0.138 million for the period ended December 31, 2013. The average borrowings under the credit agreement for the period ended May 7, 2014 was $9,512,147. The credit agreement, which was not assumed by Alcentra in connection with the acquisition of Fund III Acquired Assets, terminated on April 24, 2014.

Net Investment Income

For the period January 1, 2014 to May 7, 2014, net investment income was $6.9 million.

For the period May 8, 2014 through December 31, 2014, net investment income was $11.6 million. This was an increase of $4.1 million from December 31, 2013 and $4.0 million from December 31, 2012, due primarily to the increase in the investment portfolio.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the partial period ended December 31, 2014, there was a realized gain of $0.279 million, for the year ended December 31, 2013, there was a realized gain of $3.5 million and for December 31, 2012 there was a $3.2 million realized gain.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation primarily reflects the net change in the portfolio investment fair values relative to its cost basis during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments for the period January 1, 2014 to May 7, 2014 totaled $3.0 million.

Net change in unrealized appreciation (depreciation) on investments for the period May 8, 2014 to December 31, 2014 totaled $4.5 million.

Net change in unrealized appreciation (depreciation) on investments for the period ended December 31, 2013 was $(1.4) million.

Net change in unrealized appreciation (depreciation) on investments for the period ended December 31, 2012 was $4.6 million.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the year ended December 31, 2014, we recognized a provision for income tax on unrealized gain on investments of $1.6 million for the Taxable Subsidiaries. For the year ended December 31, 2013 and December 31, 2012, we recognized no income tax or benefit related to the taxable subsidiaries. As of December 31, 2014, $1.6 million were included in the deferred tax liability on the Consolidated Statement of Assets and Liabilities.

Federal Tax Information

The Form 1099-DIV you receive in February 2015 will show the tax status of all distributions paid to your account in calendar year 2014. Shareholders are advised to consult their own tax adviser with respect to the tax consequences of their investment in the Company. As required by the Internal Revenue Code and/or regulations, shareholders must be notified regarding the status of qualified dividend income for individuals, the dividends received deduction for corporations and capital gains dividends.

Qualified Dividend Income

For the fiscal year ended December 31, 2014, the Company designates approximately $1,492,744, or up to the maximum amount of such dividends allowable pursuant to the Internal Revenue Code, as qualified dividend income eligible for the reduced tax rate of 15%.

Net Increase in Net Assets Resulting from Operations

For the period January 1, 2014 to May 7, 2014, net increase in net assets resulting from operations totaled $9.9 million.

For the period May 8, 2014 through December 31, 2014, net increase in assets resulting from operations totaled $14.7 million.

For the period ended December 31, 2013, net increase in net assets resulting from operations totaled $9.6 million.

For the period ended December 31, 2012, net increase in net assets resulting from operations totaled $15.4 million.

The net increase is due to interest income and an increase in net unrealized appreciation generated from our investment portfolio offset by our operating expenses.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

For the period May 8, 2014 through December 31, 2014, Alcentra’s operating activities used cash of $149.5 million, primarily in connection with the initial purchase of investments. Financing activities for the same period provided $159.5 million primarily through the Offering.

The Partnership’s net cash used in operating activities amounted to $29.9 million for the period from January 1, 2014 to May 7, 2014, primarily in connection with the purchase of investments. Financing activities for the period from January 1, 2014 to May 7, 2014 provided cash of $39.9 million primarily from capital contributions received from limited partners.

For the year ended December 31, 2013, the Partnership’s net cash used in operating activities was $14.4 million primarily due to the purchase of investments. Net cash provided by financing activities was $14.3 million due to proceeds from the line of credit and capital contributions from limited partners.

For the year ended December 31, 2012, the Partnership’s net cash used in operating activities was $13.6 million primarily due to the purchase of investments. Net cash provided by financing activities was $12.9 million due to the capital contributions from limited partners.

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

As of December 31, 2014 and December 31, 2013, we had cash of $10.0 million and $0.7 million, respectively.

Regulated Investment Company Status and Distributions

We intend to elect to be treated as a RIC under Subchapter M of the Code for the fiscal year ending December 31, 2014. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we will also be subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis.

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income).

Investment Advisory Agreement

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

Contractual Obligations

As of December 31, 2014, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

	Total		2015	2016	2017	2018	2019	2020 and
								thereafter
	(dollars in thousands)
Credit facility payable		$62,499	$—	$—	$—	$62,499	$—	$—
Notes payable		$5,971	—	—	—	—	$0	5,971
	$
		$68,470	$—	$—	$—	$62,499	$—	$5,971

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2014, our off-balance sheet arrangements consisted of $ 12.3 million of unfunded commitments to provide debt financing to five of our portfolio companies. As of December 31, 2013, our off-balance sheet arrangements consisted of $2.6 million of unfunded commitments to provide debt financing to one portfolio company.

Recent Developments

Subsequent to December 31, 2014, the following activity occurred:

On January 6, 2015, a $0.34 per share dividend was paid to shareholders of record as of December 30, 2014.

On January 20, 2015, Radiant Logistics obtained committed financing from Alcentra Capital in the amount of $10,000,000 of subordinated debt.

On January 29, 2015, the Company commenced note offerings which mature on January 15,2022, February 15, 2020 and March 15, 2020.  These notes may be redeemed in whole or in part at any time or from time to time at the Company’s option (the “Notes”). The Notes bear interest at a rate of 6.50% and 6.375% per year payable semi-annually. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $5.8 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility.

On February 24, 2015, we realized our investment in American Addiction Centers. They returned the principal amount of $8,000,000 along with the applicable interest income due and a 3% prepayment penalty for a total redemption of $8,528,400.

On March 2, 2015, Alcentra funded an $8,500,000 investment into A2Z Wireless Holdings, Inc. (LIBOR + 10.75%)

On March 5, 2015, Alcentra received a breakage fee of $233,811.78 on Hotel Systems Pro.

On March 10, 2015, the Board of Directors approved the 2015 First quarter dividend of $0.34 per share for shareholders of record date March 31 2015 and payable April 6, 2015.

On March 13, 2015, Alcentra committed to fund an additional $5.5 million to Nation Safe Drivers, an existing portfolio company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the year ended December 31, 2014, 9 of our loans or 32% of the fair value of our portfolio bore interest at floating rates. All of these floating rate loans have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For year ended December 31, 2013, 0 loans of the portfolio bore interest at floating rates. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of December 31, 2014, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would have no impact on our net income as our floating rate loans and borrowing rates have LIBOR floors that would not be affected by the one percent increase. Likewise, a hypothetical decrease in LIBOR would have no impact on our net income as most of our loans are fixed rate and our floating rate loans and borrowing rates have LIBOR floors that would not be affected by the one percent decrease. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors

Alcentra Capital Corporation:

We have audited the accompanying consolidated statement of assets and liabilities of Alcentra Capital Corporation and subsidiaries as of December 31, 2014 and the related consolidated statements of operations, changes in net assets, and cash flows for the period from May 8, 2014 (commencement of operations) through December 31, 2014, including the schedule of investments, and the statements of operations, changes in net assets and cash flows of BNY Mellon-Alcentra Mezzanine III, L.P for the period from January 1, 2014 through May 7, 2014, and related notes to the financial statements. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alcentra Capital Corporation and subsidiaries as of December 31, 2014 and the results of its operations and its cash flows for the period from May 8, 2014 (commencement of operations) through December 31, 2014 and the results of BNY Mellon-Alcentra Mezzanine III, L.P.’s operations and its cash flows for the period from January 1, 2014 through May 7, 2014 in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

New York, New York

March 18, 2015

Report of Independent Registered Public Accounting Firm

The Partners

BNY Mellon-Alcentra Mezzanine III, L.P.:

We have audited the accompanying statements of assets and liabilities of BNY Mellon-Alcentra Mezzanine III, L.P. (the “Partnership”), including the schedule of investments as of December 31, 2013 and the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2013 and 2012, and related notes to the financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BNY Mellon-Alcentra Mezzanine III, L.P. as of December 31, 2013, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

New York, New York

March 18, 2015

Alcentra Capital Corporation and Subsidiary
Consolidated Statement of Assets and Liabilities

	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.
	As of December 31, 2014	As of December 31, 2013
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $165,921,535 and $57,569,745, respectively)	$167,325,100	$63,987,210
Non-controlled, affiliated investments, at fair value (cost $61,564,299 and $35,529,197, respectively)	61,253,192	35,037,384
Controlled, affiliated investments, at fair value (cost $26,596,938 and $27,274,576, respectively)	30,055,562	25,941,243
Total of portfolio investments, at fair value (cost $254,082,772 and $120,373,518, respectively)	258,633,854	124,965,837
Cash	10,022,617	729,431
Dividends and interest receivable	1,417,500	736,223
Receivable for investments sold	4,753	-
Due from Limited Partners	-	6,635
Deferred financing costs	1,986,520	-
Deferred note offering costs	25,743	-
Prepaid expenses and other assets	128,388	350,000
Total Assets	$272,219,375	$126,788,126

Liabilities
Credit facility payable	$62,499,154	$15,000,000
Payable for investments purchased	8,717	-
Other accrued expenses and liabilities	539,417	326,696
Due to affiliate	-	10,989
Directors' fees payable	85,692	-
Professional fees payable	409,628	-
Interest and credit facility expense payable	216,476	15,614
Management fee payable	615,668	715,014
Distributions payable	4,595,700	168
Unearned structuring fee revenue	517,339	-
Income tax liability	45,272	-
Deferred tax liability	1,697,004	-
Capital contributions paid in advance	-	80,218
Total Liabilities	71,230,067	16,148,699

Commitments and Contingencies (Note 12)

Net Assets
General Partner	-	4,967,879
Limited Partners	-	105,671,548
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,516,766 shares issued and outstanding)	13,517	-
Additional paid-in capital	197,838,155	-
Accumulated net realized gain (loss)	71,712	-
Undistributed investment income	211,846	-
Net unrealized appreciation (depreciation) on investments, net of provision for taxes of $1,697,004 and $0 as of December 31, 2014 and December 31, 2013, respectively	2,854,078	-
Total Net Assets	200,989,308	110,639,427
Total Liabilities and Net Assets	$272,219,375	$126,788,126

Net Asset Value Per Share	$14.87	N.A.

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Statement of Operations

	BNY Mellon-Alcentra Mezzanine III, L.P.	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.	BNY Mellon-Alcentra Mezzanine III, L.P.
	For the period from January 1, 2014 through May 7, 2014	For the period from May 8, 2014* through December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012
Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$2,335,475	$7,099,277	$5,389,235	$6,724,545
Paid in-kind income from portfolio investments	569,637	1,793,553	1,569,746	1,824,251
Other income from portfolio investments	649,961	316,063	160,829	610,019
Dividend income from portfolio investments	251,752	576,520	-	-
From non-controlled, affiliated investments:
Interest income from portfolio investments	1,089,807	2,676,843	3,011,199	2,702,534
Paid in-kind income from portfolio investments	341,850	1,201,757	105,732	170,230
Other income from portfolio investments	788,083	2,967	45,622	375,482
Dividend income from portfolio investments	-	-	-	280,000
From controlled, affiliated investments:
Interest income from portfolio investments	769,953	1,701,725	727,777	-
Paid in-kind income from portfolio investments	521,321	625,083	30,556	-
Other income from portfolio investments	444,055	172,426	10,687	-
Dividend income from portfolio investments	-	-	-	-
Total investment income	7,761,894	16,166,214	11,051,383	12,687,061
Expenses:
Management fees	699,473	2,506,937	2,828,119	4,358,653
Incentive fees	-	966,059	-	-
Professional fees	84,642	800,873	416,181	498,198
Valuation services	-	376,405	-	-
Interest and credit facility expense	50,214	1,016,505	138,224	89,808
Amortization of deferred financing costs	-	326,835	-	-
Directors' fees	-	192,608	-
Insurance expense	-	183,882	-	-
Other expenses	7	212,248	159,212	105,891
Total expenses	834,336	6,582,352	3,541,736	5,052,550
Waiver of management and incentive fees by the Investment Advisor	-	(2,017,870)	-	-
Net expenses	834,336	4,564,482	3,541,736	5,052,550
Net investment income	6,927,558	11,601,732	7,509,647	7,634,511

Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	51,961	178,297	3,547,235	2,827,117
Non-controlled, affiliated investments	-	29,203	-	368,371
Controlled, affiliated investments	-	71,711	-	-
Net realized gain (loss) from portfolio investments	51,961	279,211	3,547,235	3,195,488
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	2,974,591	1,403,565	2,420,675	3,970,531
Non-controlled, affiliated investments	-	(311,107)	(2,491,813)	648,000
Controlled, affiliated investments	-	3,458,624	(1,333,333)	-
Net change in unrealized appreciation (depreciation) from portfolio investments	2,974,591	4,551,082	(1,404,471)	4,618,531
Benefit/(Provision) for taxes on unrealized gain on investments	-	(1,697,004)	-	-
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	3,026,552	3,133,289	2,142,764	7,814,019
Net Increase in Net Assets from Operations	$9,954,110	$14,735,021	$9,652,411	$15,448,530

Basic and diluted:
Net investment income per share	N.A.	$0.86	N.A.	N.A.
Earnings per share	N.A.	$1.09	N.A.	N.A.
Weighted Average Shares of Common Stock Outstanding	N.A.	13,516,766	N.A.	N.A.

* Commencement of operations of the Company

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Statement of Changes in Net Assets

	BNY Mellon-Alcentra Mezzanine III, L.P.	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.	BNY Mellon-Alcentra Mezzanine III, L.P.
	For the period from January 1, 2014 through May 7, 2014	For the period from May 8, 2014* through December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012
Beginning Balances
General Partner	4,967,879	N.A.	3,237,056	-
Limited Partners	105,671,548	N.A.	93,482,529	73,380,256
Total Beginning Balances	110,639,427	N.A.	96,719,585	73,380,256
Capital contributions
General Partner	-	N.A.	-	-
Limited Partners	58,915,014	N.A.	29,183,860	63,322,390
Total	58,915,014	N.A.	29,183,860	63,322,390
Distributions
General Partner	-	N.A.	(74,140)	-
Limited Partners	(3,941,341)	N.A.	(24,842,289)	(55,431,591)
Total	(3,941,341)	N.A.	(24,916,429)	(55,431,591)
Net increase in net assets resulting from operations
General Partner	924,600	N.A.	-	-
Limited Partners	9,029,510	N.A.	9,652,411	15,448,530
Total	9,954,110	N.A.	9,652,411	15,448,530
Carried interest allocation
General Partner	(5,966,619)	N.A.	1,804,963	3,237,056
Limited Partners	5,966,619	N.A.	(1,804,963)	(3,237,056)
Total	-	N.A.	-	-
Total - General Partner	(74,140)		4,967,879	3,237,056
Total - Limited Partners	175,641,350		105,671,548	93,482,529
Ending Balance	$175,567,210	N.A.	$110,639,427	$96,719,585

Increase (decrease) in net assets resulting from operations
Net investment income	N.A.	11,601,732	N.A.	N.A.
Net realized gain (loss) on investments	N.A.	279,211	N.A.	N.A.
Net change in unrealized appreciation (depreciation) on investments	N.A.	4,551,082	N.A.	N.A.
Benefit/(Provision) for taxes on unrealized gain on investments	N.A.	(1,697,004)	N.A.	N.A.
Net increase (decrease) in net assets resulting from operations	N.A.	14,735,021	N.A.	N.A.

Capital transactions
Proceeds from issuance of common stock from initial public offering (net of sales load)	N.A.	107,912,490	N.A.	N.A.
Proceeds from issuance of common stock to the Partnership	N.A.	91,500,000	N.A.	N.A.
Offering costs	N.A.	(1,562,318)	N.A.	N.A.
Net increase (decrease) in net assets resulting from capital transactions	N.A.	197,850,172	N.A.	N.A.

Distributions to shareholders from:
Net investment income	N.A.	(11,597,385)	N.A.	N.A.
Realized gains	N.A.	-	N.A.	N.A.
Total distributions to shareholders	N.A.	(11,597,385)	N.A.	N.A.

Total increase (decrease) in net assets	N.A.	200,987,808	N.A.	N.A.

Net assets at beginning of period	N.A.	1,500	N.A.	N.A.
Net assets at end of period [including Undistributed net investment income of $211,846]	N.A.	$200,989,308	N.A.	N.A.
Dividends declared per common share	N.A.	$0.858	N.A.	N.A.

* Commencement of operations of the Company

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Statements of Cash Flows

	BNY Mellon-Alcentra Mezzanine III, L.P.	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.	BNY Mellon-Alcentra Mezzanine III, L.P.
	For the period from January 1, 2014 through May 7, 2014	For the period from May 8, 2014* through December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$9,954,110	$14,735,021	$9,652,411	$15,448,530
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from portfolio investments	(51,961)	(279,211)	(3,547,235)	(3,195,488)
Net change in unrealized (appreciation) depreciation of portfolio investments	(2,974,591)	(4,551,082)	1,404,471	(4,618,531)
Deferred tax liability	-	1,697,004	-	-
Paid in-kind interest income from portfolio investments	(1,432,808)	(2,884,534)	(1,706,034)	(1,994,481)
Accretion of discount on debt securities	(2,122,109)	(562,728)	(190,362)	(933,165)
Purchases of portfolio investments	(48,769,079)	(203,211,258)	(40,716,147)	(61,718,230)
Net proceeds from sale/return of capital of portfolio investments	15,780,666	44,354,959	19,707,026	44,514,170
Amortization of deferred financing costs	-	326,835	-	-
(Increase) decrease in operating assets:
Dividends and interest receivable	87,770	(1,417,500)	(434,873)	(115,780)
Receivable for investments sold	-	(4,753)	-	-
Due from Limited Partners	(30,023)	-	232,738	(224,277)
Deferred note offering costs	-	(25,743)	-	-
Prepaid expenses and other assets	348,518	(128,388)	-	-
Escrow receivable	-	-	180,525	(180,525)
Due from affiliate	-	-	-	165,775
Increase (decrease) in operating liabilities:
Payable for investments purchased	-	8,717	-	-
Other accrued expenses and liabilities	25,661	507,730	195,769	(365,147)
Due to affiliate	(5,940)	-	9,273	1,716
Directors' fees payable	-	85,692	-	-
Professional fees payable	-	409,628	-	-
Interest and credit facility expense payable	(15,614)	216,476	9,202	(5,267)
Management fee payable	(714,014)	615,668	715,014	(466,271)
Unearned structuring fee revenue	-	517,339	-	-
Income tax liability	-	45,272	-	-
Net cash provided by (used in) operating activities	(29,919,414)	(149,544,856)	(14,488,222)	(13,686,971)

Cash Flows from Financing Activities
Proceeds from issuance of common stock from initial public offering	-	107,912,490	-	-
Offering costs paid	-	(1,530,631)	-	-
Proceeds from bridge facility	-	94,154,819	-	-
Payment of bridge facility	-	(94,154,819)	-	-
Proceeds from credit facility payable	15,000,000	96,386,654	39,071,413	45,000,000
Repayments of credit facility payable	(30,000,000)	(33,887,500)	(29,071,413)	(40,000,000)
Deferred financing costs	-	(2,313,355)	-	-
Distributions paid to shareholders	-	(7,001,685)	-	-
Capital contributions received from Partners	58,834,796	-	29,264,078	63,322,390
Cash distributions paid to Partners	(3,941,341)	-	(24,916,261)	(55,431,648)
Net cash provided by (used in) financing activities	39,893,455	159,565,973	14,347,817	12,890,742
Increase (decrease) in cash and cash equivalents	9,974,041	10,021,117	(140,405)	(796,229)
Cash and cash equivalents at beginning of period	729,431	1,500	869,836	1,666,065
Cash at End of Period	$10,703,472	$10,022,617	$729,431	$869,836

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$65,828	$800,029	$129,022	$95,075
Accrued offering costs	$-	$31,687	$-	$-
Accrued distributions payable	$168	$4,595,700	$-	$-
Acquisition of investments via exchange of common shares of the Company	$-	$91,500,000	$-	$-

* Commencement of operations of the Company

See notes to consolidated financial statements

Alcentra Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2014

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 83.25%

Senior Secured - First Lien — 36.94%
Aphena Pharma Solutions (8)	Packaging	8.50% Cash, 2.0% PIK		3/3/2019	3,716,716	$3,716,716	$3,716,716	1.85%
Black Diamond Rentals	Oil & Gas Services	12% Cash, 2.0% PIK		7/8/2018	12,767,248	12,767,248	13,044,000	6.49%
Datascan Holdings, Inc. (7)	Business Services	LIBOR + 9.75%	1.00%	12/17/2018	3,000,000	3,000,000	3,000,000	1.49%
HealthFusion, Inc. (2)	Healthcare Services	13% Cash		10/7/2018	5,750,000	5,750,000	5,980,000	2.97%
IGT (2) (7)	Industrial Services	LIBOR + 8.50% Cash	1.00%	12/10/2019	9,000,000	8,893,250	9,000,000	4.48%
North Atlantic Petroleum (3)	Retail Distribution	10.75% Cash		11/13/2017	14,625,000	14,625,000	14,625,000	7.28%
Response Team Holdings LLC (7)	Restoration Services	LIBOR + 8.50% Cash, 1.00% PIK	2.00%	3/28/2019	9,518,307	9,518,307	9,520,288	4.74%
Stancor, Inc. (7)	Wholesale/Distribution	LIBOR + 8.0%	0.75%	8/19/2019	7,000,000	7,000,000	7,000,000	3.48%
Triton Technologies (8)	Call Center Services	8.50% Cash, 2.0% PIK		10/23/2018	1,200,000	1,185,145	1,201,000	0.60%
Well Biz Brands (8)	Consumer Services	8.50% Cash, 2.0% PIK		10/23/2018	7,167,144	7,167,144	7,167,144	3.56%
Total Senior Secured - First Lien						73,622,810	74,254,148	36.94%

Senior Secured - Second Lien — 17.29%

Alpine Waste (2) (7)	Waste Services	LIBOR + 9.0% Cash, 0.5% PIK	1.00%	12/30/2020	9,000,000	$9,000,000	$9,000,000	4.48%
Bioventus (7)	Healthcare: Orthopedic Products	LIBOR + 10.0% Cash	1.00%	4/10/2020	12,000,000	11,760,000	12,000,000	5.97%
Nation Safe Drivers (NSD) (2) (7)	Automotive	LIBOR + 8.0%	2.00%	9/29/2020	6,173,798	6,173,798	6,173,798	3.07%
Puerto Rico Cable Acquisition Company d/b/a Choice Cable TV (7)	Media: Broadcasting & Subscription	LIBOR + 8.50%	1.00%	5/30/2019	7,500,000	7,397,404	7,575,000	3.77%
Total Senior Secured - Second Lien						34,331,202	34,748,798	17.29%

Senior Subordinated — 12.46%

Dentistry For Children, Inc. (2)	Healthcare Services	11% Cash, 2.25% PIK		9/1/2017	14,506,700	$14,506,700	$14,506,700	7.22%
GST Autoleather	Automotive	11% Cash, 2.0% PIK		1/11/2021	8,077,778	8,077,778	8,077,778	4.02%
Media Storm, LLC	Media & Entertainment	10% Cash		8/28/2019	2,454,545	2,454,545	2,454,545	1.22%
Total Senior Subordinated						25,039,023	25,039,023	12.46%

Equity/Other — 16.56%

American Addiction Centers, Series A Redeemable Preferred Equity(4)	Healthcare & Pharmaceuticals	12% Cash		4/15/2017	8,000,000	$8,000,000	$8,160,000	4.06%

See notes to consolidated financial statements

Alcentra Capital Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

City Carting Holding Company, Inc., Series A Preferred Shares	Waste Management	7% Cash, 15% PIK		4/30/2015	7,478,639	$7,478,639	$7,478,639	3.72%
Series B Preferred Shares		10% Cash, 8% PIK			3,876,840	3,876,840	3,876,840	1.93%
						11,355,479	11,355,479	5.65%

Dentistry For Children, Inc., Class A-1 Units(5)	Healthcare Services				1,500,000	2,203,000	2,262,000	1.13%
HealthFusion, Inc., Warrants(5)	Healthcare Services				418,000	418,000	754,000	0.38%
IGT, Preferred Shares(5)	Industrial Services				962,651	962,651	962,651	0.48%
Common Shares(5)					44,000	44,000	44,000	0.02%
						1,006,651	1,006,651	0.50%
Media Storm, LLC, Preferred Shares(5)	Media & Entertainment				1,216,204	2,346,964	2,555,000	1.27%
Response Team Holdings LLC, Preferred Shares	Restoration Services	12% PIK		3/28/2019	2,598,406	2,598,406	2,599,001	1.29%
Response Team Holdings LLC, Warrants (5)					5	—	—	—
Wholesome Sweeteners, Inc., Common Shares(5)	Food & Beverage				5,000	5,000,000	4,591,000	2.28%
Total Equity/Other						32,928,500	33,283,131	16.56%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						165,921,535	167,325,100	83.25%

Investments in Non-Controlled, Affiliated Portfolio Companies — 30.48%*

Senior Secured - First Lien — 2.29%

Show Media, Inc.	Media & Entertainment	11.0% PIK		8/10/2017	7,535,778	$6,761,028	$4,596,000	2.29%
Total Senior Secured - First Lien						6,761,028	4,596,000	2.29%

Senior Secured - Second Lien — 5.97%

Southern Technical Institute, Inc. (7)	Education	LIBOR + 9.75%	1.00%	12/2/2020	12,000,000	$12,000,000	$12,000,000	5.97%
Total Senior Secured - Second Lien						12,000,000	12,000,000	5.97%
Senior Subordinated — 14.90%

ACT Lighting	Wholesale	12% Cash, 2% PIK		7/24/2019	8,336,399	$8,177,158	$8,336,399	4.15%
		8% PIK		7/24/2020	1,812,763	1,640,216	1,680,000	0.84%
						9,817,374	10,016,399	4.99%

Battery Solutions, Inc.	Environmental/Recycling Services	12% Cash, 2% PIK		12/20/2018	5,210,232	5,210,232	4,576,000	2.28%
DBI Holding, LLC	Infrastructure Maintenance	12% Cash, 1% PIK		9/6/2019	8,631,785	8,631,785	8,631,785	4.29%

		13% PIK		9/6/2019	7,167,600	6,709,880	6,723,000	3.34%
						15,341,665	15,354,785	7.63%
Total Senior Subordinated						30,369,271	29,947,184	14.90%

See notes to consolidated financial statements

Alcentra Capital Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Equity/Other — 7.32%
ACT Lighting, Warrants (5)	Wholesale			7/24/2019	143,000	$143,000	$833,000	0.41%
Battery Solutions, Inc., Class A Units(5)	Environmental/Recycling Services				5,000,000	1,058,000	—	—
DBI Holding, LLC, Warrants(5)	Infrastructure Maintenance			3/6/2024	519,412	519,412	748,000	0.37%
Net Access Corporation, Class A Units(5)	Technology				3,000,000	8,112,000	9,412,000	4.68%
Show Media, Inc., Units(5),(6)	Media & Entertainment				324,321	324,321	—	—
Southern Technical Institute, Inc., Class A Units(5)	Education				3,164,063	2,167,000	3,606,741	1.80%
Warrants(5)					110,267	110,267	110,267	0.06%
						2,277,267	3,717,008	1.86%
Total Equity/Other						12,434,000	14,710,008	7.32%
Total Investments in Non-Controlled, Affiliated Portfolio Companies						61,564,299	61,253,192	30.48%

Investments in Controlled, Affiliated Portfolio Companies — 14.95%**

Senior Secured - First Lien — 9.23%

DRC Emergency Services	Disaster Recovery Services	10% Cash		1/11/2020	5,000,000	$5,000,000	$5,000,000	2.49%
		8% Cash		6/30/2016	666,560	666,560	666,560	0.33%
						5,666,560	5,666,560	2.82%

FST Technical Services, LLC	Technology & Telecom	12% Cash, 2% PIK		11/18/2018	12,500,000	12,500,000	12,879,000	6.41%
Total Senior Secured - First Lien						18,166,560	18,545,560	9.23%

Equity/Other — 5.72%

DRC Emergency Services, Preferred Shares	Disaster Recovery Services	10% PIK			7,885,459	$6,623,838	$6,930,002	3.44%
FST Technical Services, LLC, Common Shares	Technology & Telecom	9% PIK			1,750,000	1,806,540	4,580,000	2.28%

Total Equity/Other						8,430,378	11,510,002	5.72%
Total Investments in Controlled, Affiliated Portfolio Companies						26,596,938	30,055,562	14.95%
Total Investments						254,082,772	258,633,854	128.68%
Liabilities In Excess Of Other Assets							(57,644,546)	(28.68%)
Net Assets							$200,989,308	100.00%

(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.

(2)	The investment has an unfunded commitment as of December 31, 2014 which is excluded from the presentation (see Note 12).
(3)	Investment is not a qualifying investment as defined under section 55 (a) of the investment Company act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.
(4)	The Company provided financing to Behavioral Healthcare Realty, a wholly owned subsidiary of American Addiction Centers.
(5)	Non-income producing security.
(6)	As part of the December 2013 amendment, the senior secured notes of Show Media, Inc., contain a provision that, under certain circumstances, allow the holder to convert a portion of the notes into equity, subject to a maximum ownership of 49% of the Common Stock of the business. On December 31, 2014, we entered into an amendment whereby we elected to convert 50% of our Notes into Redeemable Convertible Preferred Stock (the "Preferred"). The Preferred has an 11% accrued dividend. The remaining note has an 11% coupon that is payable at 5.5% cash and 5.5% PIK commencing June 30, 2015.
(7)

The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

(8)	The investments are guaranteed by Enhanced Equity Fund, L.P. (“EEF”).

Abbreviation Legend

PIK -Payment-In-Kind

*	Denotes investments in which the Partnership is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2014 in these affiliated investments are as follows:

See notes to consolidated financial statements

Alcentra Capital Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

	Fair Value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	December 31,
Name of Issuers	2013	Addition	Reductions	Other income	2014
ACT Lighting	$-	$11,419,162	$1,500,000	$685,229	$10,849,399
Battery Solutions, Inc.	6,075,969	68,663	-	819,578	4,576,000
DBI Holding, LLC	-	15,637,081	-	2,240,640	16,102,785
Net Access Corporation	11,964,457	-	3,920,230	359,709	9,855,000
Show Media, Inc.	6,294,000	643,862	-	818,199	4,596,000
Southern Technical Institute, Inc.	10,702,958	787,500	9,520,833	1,177,952	15,717,008
	$35,037,384	$28,556,269	$14,941,063	$6,101,307	$61,696,192

**	Denotes investments in which the Partnership is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2014 in these affiliated and controlled investments are as follows:

	Fair value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	December 31,
Name of Issuers	2013	Addition	Reductions	Other income	2014
The DRC Group	$11,906,520	$8,690,664	$8,774,638	$1,928,028	$12,596,562
FST Technical Services, LLC	14,034,723	37,779	156,873	2,306,535	17,459,000
	$25,941,243	$8,728,443	$8,931,511	$4,234,563	$30,055,562

***	Pledged as collateral under the Credit Facility with ING Capital LLC.

See notes to consolidated financial statements

BNY Mellon-Alcentra Mezzanine III, L.P.

Schedule of Investments

December 31, 2013

Investment Description	Industry	Type of investment	Par/Share Amount	Maturity	Cost as of December 31, 2013 (1)	Fair Value as of December 31, 2013
Investments in Non-Controlled, Non-Affiliated Portfolio Companies

Proserv Offshore Group	Energy Services	Warrant	—	6/21/2018	$5	$793,000

City Carting Holding Company, Inc.	Waste Management	Series A Preferred Shares (7% Cash, 15% PIK) (2)	571	4/30/2015	7,028,768	7,028,768

		Series B Preferred Shares (10% Cash, 8% PIK)	329	—	3,774,016	3,774,016

Dentistry For Children, Inc.	Healthcare Services	Senior Subordinated Note (11% Cash, 2.25% PIK)	$10,638,182	9/1/2017	10,622,797	10,622,797

		Equity	1,500,000	—	1,500,000	1,703,000

GTT Communications Inc.	Telecommunication Services	Senior Subordinated Note (11% Cash)	$4,750,000	6/30/2016	4,343,184	4,343,184

		Common Shares	666,666.66	—	2,000,000	4,769,000

		Warrant	—	—	410,939	1,381,000

HealthFusion, Inc.	Healthcare Services	Senior Subordinated Note (13% Cash)	$5,750,000	11/18/2018	5,665,994	5,665,994

		Warrants	—	—	—	418,000

Kaseman Holdings, LLC/Sallyport Holdings, LLC	Defense Service	Class A interest	500,000	—	500,000	594,409

Media Storm, LLC	Media & Entertainment	Senior Subordinated Note (12% Cash, 2% PIK)	$8,219,008	10/23/2017	8,155,514	8,155,514

		Preferred Shares	1,216,204	—	1,176,964	2,346,964

Wholesome Sweeteners, Inc.	Food Distribution	Senior Subordinated Notes (12% Cash, 2% PIK)	$8,079,306	10/6/2017	7,891,564	7,891,564

		Common Shares	4,500	—	4,500,000	4,500,000

Total Non-Controlled, Non-Affiliated					$57,569,745	$63,987,210

See notes to consolidated financial statements

BNY Mellon-Alcentra Mezzanine III, L.P.

Schedule of Investments (continued)

December 31, 2013

Investment Description	Industry	Type of investment	Percentage of class owned	Maturity	Cost as of December 31, 2013 (1)	Fair Value as of December 31, 2013
Investments in Non-Controlled, Affiliated Portfolio Companies**

Battery Solutions, Inc.	Energy Services	Senior Subordinated Note (12% Cash, 2% PIK)	$5,105,732	12/20/2018	$5,017,969	$5,017,969

		Class A Units	5,000,000	—	5,000,000	1,058,000

Net Access Corporation	Technology	Senior Subordinated Note (13% Cash)	$3,920,230	7/19/2018	3,852,457	3,852,457

		Class A Units	3,000,000	—	3,000,000	8,112,000

Show Media, Inc.	Media & Entertainment	Senior Secured Note (5.5% Cash, 5.5% PIK) (3)	$7,068,750	8/10/2017	7,068,750	6,294,000

Southern Technical Institute, Inc.	Education	Senior Subordinated Note (12.5% Cash)	$8,483,333	10/15/2016	8,425,691	8,425,691

		Class A Units	3,000,000	—	3,164,063	2,167,000

		Warrants	—	—	267	110,267

Total Non-Controlled, Affiliated Portfolio Companies					$35,529,197	$35,037,384

Investments in Controlled, Affiliated Portfolio Companies***

The DRC Group	Disaster Recovery	Senior Secured Note (10% Cash)	$5,000,000	1/11/2020	4,906,520	4,906,520

	Services	Preferred Shares (10% PIK)	—	—	8,333,333	7,000,000

FST Technical Services, LLC	Technology and Telecom	Senior Subordinated Note (12% Cash, 2% PIK)	$12,530,556	11/18/2018	12,284,723	12,284,723

		Common Shares	1,750,000		1,750,000	1,750,000
Total Non-Controlled, Affiliated Portfolio Companies					$27,274,576	$25,941,243

Total Portfolio Investments					$120,373,518	$124,965,837

See notes to consolidated financial statements

BNY Mellon-Alcentra Mezzanine III, L.P.

Schedule of Investments (continued)

December 31, 2013

(1)	The cost of debt securities is adjusted for accretion of discount and interest paid in-kind on such securities.
(2)	Paid in-kind.
(3)	Amended on December 31, 2013 (due to default) to 5.5% cash and 5.5% PIK effective January 1, 2014.

* Fair value as a percentage of Net Assets.

See notes to consolidated financial statements

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

See notes to consolidated financial statements

ALCENTRA CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Capitalized terms used but not defined here in, shall have the meaning assigned to them in the amended and restated Limited Partnership Agreement dated as of April 5, 2012, as amended.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Partnership and the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 10 of Regulation S-X.

In the opinion of management, the consolidated financial results included herein contain all adjustments considered necessary for the fair presentation of financial statements for the interim periods included herein.

The accounting records of the Company and the Partnership are maintained in United States dollars.

As of December 31, 2013, the Company had not yet begun investment operations. Alcentra NY purchased the initial 100 shares for $1,500 on March 12, 2014. As such any per share data is not calculable as of December 31, 2013.

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

Cash

At December 31, 2014, cash balances totaling $10,022,617 exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the credit facility (as defined in Note 10) and are capitalized at the time of payment. These costs are amortized using the straight line method, which approximate the effective interest method over the term of the credit facility.

Deferred Note Offering Costs

Deferred Note Offering costs consist of fees and expenses paid in connection with the series of Senior Securities issued (as defined in Note 18) and are capitalized at this time as these fees and expenses were incurred before the issuance commenced.

Valuation of Portfolio Investments

Portfolio investments are carried at fair value as determined by the General Partner of the Partnership and, in case of the fair value as of December 31, 2014, by the Board of Directors (the “Board”) of Alcentra.

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

With respect to the Company’s valuation process, the Board undertakes a similar multi-step valuation process each quarter, as described below:

·	Alcentra’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

·	preliminary valuation conclusions will then be documented and discussed with Alcentra’s senior management and the Adviser;

·	the audit committee of the Board then reviews these preliminary valuations;

·	at least once quarterly, independent valuation firms engaged by the Board prepare preliminary valuations on a selected basis and submit the reports to the Board; and

·	the Board then discusses valuations and determine the fair value of each investment in Alcentra’s portfolio in good faith, based on the input of the Adviser, the independent valuation firms and the audit committee.

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

Organizational and Offering Costs – Organization expenses, including reimbursement payments to the Adviser, are expensed on the Company’s consolidated statement of operations. These expenses consist principally of legal and accounting fees incurred in connection with the organization of the Company and have been expensed as incurred. Offering expenses consist principally of underwriter’s fee, legal, accounting, printing fees and other related expenses associated with the filing of a registration statement. Offering costs are offset against proceeds of the offering in paid-in capital in excess of par in the consolidated statement of changes in net assets. $1.56 million of offering costs were incurred with the initial public offering.

The Partnership is obligated to reimburse the General Partner for 100% of the placement fee and for organizational costs of the Partnership in an amount not to exceed $1,250,000 on a cumulative basis. Organizational costs paid by the Partnership in excess of $1,250,000 (“Excess Organizational Expenses”) and all placement fees paid by the Partnership will reduce the management fee as described in Note 7. Organizational costs amounted to $118,048 in 2012 and were included in other expenses in the Statement of Operations. No costs were charged for the Partnership for the period ended December 31, 2014 or the year ended December 31, 2013.

Paid-In-Capital – The Company records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding all commissions.

Earnings and Net Asset Value Per Share – Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reported period. Net Asset Value per share is calculated using the number of shares outstanding as of the end of the period.

Investments – Investment security transactions are accounted for on a trade date basis. Cost of portfolio investments represents the actual purchase price of the securities acquired including capitalized legal, brokerage and other fees as well as the value of interest and dividends received in-kind and the accretion of original issue discounts. Fees may be charged to the issuer by the Company and Partnership in connection with the origination of a debt security financing. Such fees are reflected as a discount to the cost of the portfolio security and the discount is accreted into income over the life of the related debt security.

Original Issue Discount – When the Company and Partnership receive warrants with a nominal or discounted exercise price upon origination of a debt or preferred stock investment, a portion of the cost basis is allocated to the warrants. When the investment is made concurrently with the sale of a substantial amount of equity, the value of the warrants is based on the sales price. The value of the warrants is recorded as original issue discount (“OID”) to the value of the debt or preferred stock investment and the OID is amortized over the life of the investment.

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

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were no non-accrual investments as of December 31, 2014 and December 31, 2013.

Other Income – The Company may also receive structuring or closing fees in connection with its investments. Such upfront fees are accreted into income over the life of the investment.

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

Alcentra BDC Equity Holdings LLC has elected to be a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.  For the year ended December 31, 2014, we recognized a provision for income tax on unrealized gain on investments of $1.6 million for the Taxable Subsidiaries. For the year ended December 31, 2013 and December 31, 2012, we recognized no income tax or benefit related to the taxable subsidiaries. As of December 31, 2014, $1.6 million were included in the deferred tax liability on the Consolidated Statement of Assets and Liabilities.

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

The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open for the period ended December 31, 2014 and the year ended December 31, 2013. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the period ended December 31, 2014, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of dividend reclasses, as follows:

As of
December 31, 2014
Distributions in excess of net investment income	$207,499
Accumulated net realized gain	(207,499)

The tax character of distributions paid by the company were ordinary income of $11,597,385.

At December 31, 2014, the components of distributable earnings on a tax basis are as follows:

As of
December 31, 2014
Undistributed net investment income	$211,846
Accumulated net realized gain (losses)	71,712
Unrealized appreciation (depreciation)	2,854,078
Components of tax distributable earnings at year end	$3,137,636

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States – 2010.

Indemnification – In the normal course of business, the Company enters into contractual agreements that provide general indemnifications against losses, costs, claims and liabilities arising from the performance of individual obligations under such agreements. The Company has had no prior claims or payments pursuant to such agreements. The Company’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on management’s experience, the Company expects the risk of loss to be remote.

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

The following table summarizes the levels in the fair value hierarchy into which the Company and Partnership’s financial instruments are categorized as of December 31, 2014 and December 31, 2013:

As of December 31, 2014:

	Level 1	Level 2	Level 3	Total

Senior Secured – First Lien	$-	$-	$97,395,708	$97,395,708
Senior Secured – Second Lien	-	-	46,748,798	46,748,798
Subordinated Debt	-	-	54,986,207	54,986,207
Equity/Other	-	8,160,000	51,343,141	59,503,141
Total investments	$-	$8,160,000	$250,473,854	$258,633,854

As of December 31, 2013:

	Level 1	Level 2	Level 3	Total

Debt	$-	$-	$77,460,413	$77,460,413
Common Shares/Membership Units	-	4,769,000	19,884,409	24,653,409
Preferred Shares/Membership Units	-	-	20,149,748	20,149,748
Warrants	-	-	2,702,267	2,702,267
Total investments	$-	$4,769,000	$120,196,837	$124,965,837

During the period from May 8, 2014 to December 31, 2014, our ability to observe valuation inputs has resulted in a reclassification of $8,160,000 investment from Level 3 to Level 2 with no other reclassifications of assets between levels. This transfer was reported at the end of the reporting period in which it occurred.

There were no transfers between Levels 1, 2 and 3 in 2013.

During the year ended December 31, 2013, a portion of one of the Level 3 investments held by the Partnership was converted from debt to preferred shares.

Transfers between levels of the fair value hierarchy are reported at the end of the reporting period in which they occur.

The changes in investments classified as Level 3 are as follows for the period from May 8, 2014 to December 31, 2014 and the year ended December 31 2013.

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of May 8, 2014 (*)	$68,848,668	$-	$61,151,338	$54,590,510	$184,590,516
Amortized discounts/premiums	145	9,904	552,679	-	562,728
Paid in-kind interest	836,331	-	1,142,207	905,996	2,884,534
Net realized gain (loss)	-	-	47,078	232,133	279,211
Net change in unrealized appreciation (depreciation)	(1,154,690)	417,596	(422,086)	5,710,262	4,551,082
Purchases	39,623,282	46,321,298	22,127,000	2,049,162	110,120,742
Sales/Return of capital	(10,758,028)	-	(29,612,009)	(3,984,922)	(44,354,959)
Transfers in	-	-	-	-	-
Transfers out	-	-	-	(8,160,000)	(8,160,000)
Balance as of December 31, 2014	$97,395,708	$46,748,798	$54,986,207	$51,343,141	$250,473,854

Net change in unrealized appreciation(depreciation) from investments still held as of December 31, 2014	$(1,154,690)	$417,596	$(422,086)	$7,092,583	$5,933,403

* Investment portfolios acquired from the Partnership and the Warehouse Portfolios (see Note 1)

	Debt	Common Shares/ Membership Units	Preferred Shares/ Membership Units	Warrants	Total
Balance as of January 1, 2013	$65,446,132	$21,874,000	$10,858,157	$1,739,267	$99,917,556
Amortized discounts/premiums	190,362	-	-	-	190,362
Paid in-kind interest	640,407	-	1,065,627	-	1,706,034
Net realized gain (loss)	317,374	3,229,861	-	-	3,547,235
Net change in unrealized appreciation (depreciation)	(774,750)	(2,843,413)	(1,107,369)	552,061	(4,173,471)
Purchases	32,057,812	1,914,063	4,333,333	410,939	38,716,147
Sales/Return of capital	(15,416,924)	(4,290,102)	-	-	(19,707,026)
Transfers in	-	-	5,000,000	-	5,000,000
Transfers out	(5,000,000)	-	-	-	(5,000,000)
Balance as of December 31, 2013	$77,460,413	$19,884,409	$20,149,748	$2,702,267	$120,196,837

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2013	$(774,750)	$(2,013,654)	$(1,107,369)	$552,061	$(3,343,712)

During the year ended December 31, 2013, a portion of one of the Level 3 investments held by the Partnership was converted from debt to preferred shares.

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2014 and December 31, 2013, respectively.

As of December 31, 2014:

Assets at Fair Value	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average

Senior Secured - First Lien	$97,395,708	Yield to Maturity	Comparable Market Rate	8.75% - 36.3%	11.82%

Senior Secured - Second Lien	$46,748,798	Yield to Maturity	Comparable Market Rate	9.5% - 11.0%	10.27%

Senior Subordinated	$54,986,207	Yield to Maturity	Comparable Market Rate	13.0% - 20.0%	11.23%

Preferred Ownership	$24,402,133	Market Approach	Enterprise Value/LTM EBITDA Multiple	7.56x – 8.35x	7.95	x

Common Ownership/ Common Warrants	$26,941,008	Market Approach	Enterprise Value/LTM EBITDA Multiple	10.19x – 10.99x	10.59	x

Total	$250,473,854

As of December 31, 2013:

Assets at Fair Value	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average

Preferred Ownership	$20,149,748	Market Approach	Enterprise Value/LTM EBITDA Multiple	5.25x – 9.0x	7.5	x

Common Ownership/ Common Warrants	$22,586,676	Market Approach	Enterprise Value/LTM EBITDA Multiple	5.0x – 14.0x	9.2	x

Debt	$77,460,413	Yield Analysis/ Market Approach	Yield to Maturity	6.7x – 14.0x	12.3

Total	$120,196,837

4.	Share Transactions/Partners’ Capital

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering for the period ended December 31, 2014 (May 8, 2014 – December 31, 2014).

	Shares	Amount
Issuance of shares to Limited Partners of the Partnership	6,100,000	$91,500,000
Issuance of shares in the Offering	6,666,666	99,999,990
Overallotment	750,000	11,250,000
Total shares issued	13,516,666	202,749,990
Less:
Underwriting costs (sales load)	—	3,337,500
Offering costs	—	1,562,318
Total shares outstanding/net proceeds to Company	13,516,666	$197,850,172

The Partnership held its initial closing on May 14, 2010, accepting capital commitments amounting to $105,850,000 from Limited Partners. Seven additional closings were held subsequent to May 14, 2010. The most recent of which being the final closing, took place on August 10, 2012, bringing total commitments to $210,200,000. Such capital commitments are due and payable when called by the General Partner. As of May 7, 2014, December 31, 2013, and December 31, 2012, Limited Partners have contributed $226,397,552, $167,482,538, and $138,298,678 or 107.71%, 79.68%, and 65.79% of their total capital commitments to the Partnership, respectively. As of May 7, 2014, the capital balances of Class A Limited Partners and Class B Limited Partners amounted to 70.02% and 30.02% of total partners’ capital, respectively. As of December 31, 2013 the capital balances of Class A Limited Partners and Class B Limited Partners amounted to 66.60% and 28.91% of total partners’ capital, respectively. As of December 31, 2012, the capital balances of Class A Limited Partners and Class B Limited Partners amounted to 64.34% and 32.31% of total partners’ capital, respectively.

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

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
June 24, 2014	June 30, 2014	July 7, 2014	$0.178
August 12, 2014	September 30, 2014	October 6, 2014	$0.340
November 4, 2014	December 30, 2014	January 6, 2015	$0.340

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

For the period from January 1, 2014 to May 7, 2014 and the years ended December 31, 2013 and December 31, 2012, the Partnership made distributions to the General Partner and the Limited Partners totaling $3,941,341, $24,916,429 and $55,431,591, respectively. For the period from January 1, 2014 to May 7, 2014, distributions made to Class A Limited Partners and Class B Limited Partners amounted to 70.03% and 29.97% of total distributions, respectively. For the years ended December 31, 2013 and December 31, 2012, distributions made to Class A Limited Partners and Class B Limited Partners amounted to 69.82% and 29.88%, and 66.69% and 33.31% of total distributions, respectively.

Upon the termination of the Partnership, if it is determined that the General Partner has received carried interest distributions in excess of the amount it would have received had such distributions been determined on a cumulative basis, a clawback payment of such excess is required of the General Partner.

Distributions to Limited Partners in 2014, 2013 and 2012 are broken down as follows:

	For the period from January 1, 2014 to May 7, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012
Return of capital	750,000	12,826,908	15,092,266
Return on capital	$3,191,341	$12,015,381	$40,339,325
Total	$3,941,341	$24,842,289	$55,431,591

6.	Allocation of Profits and Losses

Allocations of Partnership profits are made in a manner which is consistent with, and gives effect to, the distribution procedures outlined in Note 5 above. Partnership losses are allocated to all partners in proportion to such partners’ capital commitments or to such partners’ percentage ownership in such investment from which the losses arose, or if there is no such investment, in proportion to their capital commitment. For the period from January 1, 2014 to May 7, 2014 and the year ended December 31, 2013 and December 31, 2012, the General Partner was allocated carried interest distributions of $(5,966,619), $1,804,963 and $3,237,056 respectively. As a result of the completion of Alcentra’s initial public offering, the General Partner’s allocated carried interest as of May 7, 2014 was reallocated to the Limited Partners in accordance with the provisions of the Partnership’s Limited Partnership Agreement (December 31, 2013, as revised). Accordingly, the carried interest allocated to the General Partner through May 7, 2014 of approximately $6 million was reallocated to the Limited Partners.

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

For the period from May 8, 2014 to December 31, 2014, the Company recorded an expense for base management fees of $2,506,937, of which $1,051,811 was waived by the Adviser and $615,668 was payable at December 31, 2014. For the period from January 1, 2014 to May 7, 2014, the Partnership recorded an expense for base management fee of $699,473 of which $0 was payable at December 31, 2014. For the years ended December 31, 2013 and December 31, 2012, the Partnership recorded an expense for base management fees of $2,828,119 and $4,358,653 of which $715,014 and $0 were payable at December 31, 2013 and December 31, 2012, respectively.

Our Adviser may waive its fees (base management and incentive fee), without recourse against or reimbursement by us, for the remainder of the quarter in which the initial public offering is completed and the subsequent four quarters to the extent required in order for the Company to earn a quarterly net investment income to maintain a targeted dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis). For the period from May 8, 2014 to December 31, 2014, the Company incurred incentive fees of $966,059, of which $966,059 was waived by the Adviser.

For the period from May 8, 2014 to December 31, 2014, the Company recorded a waiver of management and incentive fees which totaled $2,017,870.

BNY Mellon-Alcentra Mezzanine III, L.P.

For the period from the Commencement Date to the fifth anniversary of the Final Closing Date, the Partnership will pay to the Manager a management fee at an annual rate equal to the product of 1.50% for each Class A Limited Partner and 1.00% - 1.25% for each Class B Limited Partner, in each case multiplied by such Limited Partner’s capital commitment. After the fifth anniversary of the Final Closing Date, the management fee will be paid at annual rates of 1.50% and 1.00% - 1.25% for Class A Limited Partners and Class B Limited Partners, respectively, in each case multiplied by the aggregate amount of such Limited Partner’s capital contributions used to fund the cost of investments that have not been the subject of a disposition less the aggregate amount of such Limited Partner’s capital contributions with respect to all investments which have not been disposed of prior to the date of such distribution and which have been permanently written off. The management fee is payable quarterly in advance. For the period from January 1, 2014 to May 7, 2014, Class A Limited Partners were charged $528,719 and Class B Limited Partners were charged $170,754 in management fees. For the years ended December 31, 2013 and December 31, 2012, Class A Limited Partners were charged $2,118,358 and $3,085,023 and Class B Limited Partners were charged $709,761 and $1,273,630 in management fees, respectively.

The management fee is reduced by the placement fees and Excess Organization Expenses paid by the Partnership. The management fee is further reduced by 100% of all transaction fees, investment fees, monitoring fees, management fees and directors’ fees received by the General Partner or any affiliate thereof, net of unreimbursed out-of-pocket expenses. For the period from January 1, 2014 to May 7, 2014, the years ended December 31, 2013 and December 31, 2012, there were no placement fees, Excess Organizational Expenses, or fees received by the Manager that reduced management fee expense in the reporting period.

Certain employees of the Manager are Limited Partners of the Partnership. As of May 7, 2014, an affiliate of the Partnership also had a $50.0 million commitment to the Partnership as a Limited Partner. For the period January 1, 2014 through May 7, 2014 and the years ended December 31, 2013 and December 31, 2012, this Limited Partner has contributed $56,602,997, $40,136,386 and $33,137,763, respectively, or 113.21%, 80.27% and 66.28%, respectively, of its total capital commitments to the Partnership.

As of December 31, 2013, the amounts due from Limited Partners, amounts due to affiliates and distributions payable amounting to $6,635, $10,989 and $168, respectively, relate to capital activity during the period. Additionally, the Partnership incurred $699,473 in management fees, for the period from January 1, 2014 to May 7, 2014 and $2,828,119 and $4,358,653 for the years ended December 31, 2013 and December 31, 2012, respectively. The base management fee payable at May 7, 2014 and December 31, 2013 were $0 and $715,014, respectively.

As of December 31, 2012, there were no placement fees, Excess Organizational Expenses, or fees received by the Manager that reduced management fee expense in the reporting period.

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

For the period May 8, 2014 through December 31, 2014, the Company recorded directors fee expense of $192,608, of which $85,692 was payable at December 31, 2014. For the years ended December 31, 2013 and December 31, 2012, the Company did not record any directors’ fee expense.

9.	Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the period from January 1, 2014 through May 7, 2014, the period from May 8, 2014 through December 31, 2014 and the years ended December 31, 2013 and December 31, 2012.

	For the period from January 1, 2014 through	For the period from May 8, 2014* through		For the year ended	For the year ended
	May 7, 2014	December 31, 2014		December 31, 2013	December 31, 2012
Investment purchases, at cost (including PIK interest)	$50,201,887	$113,005,276	**	$42,422,181	$63,712,711
Investment sales, proceeds (including Principal payments/paydown proceeds)	15,780,666	44,354,959		19,707,026	44,514,170

* Commencement of operations of the Company

** Excludes $185 million of investment portfolios acquired by the Company from the Partnership and the Warehouse Portfolios (see Note 1)

10.	Credit Facility/Line of Credit

On May 8, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital LLC (“ING”), as administrative agent, collateral agent and lender to provide liquidity in support of its investment and operational activities. The Credit Facility has an initial commitment of $80 million with an accordion feature that allows for an increase in the total commitments up to $160 million, subject to certain conditions and the satisfaction of specified financial covenants. Effective December 19, 2014 the Company entered into an amendment to the Credit Facility to upsize the revolver to a commitment size of $115 million. The Credit Facility is secured primarily by the Company’s assets. The stated maturity date for the Credit Facility is May 8, 2017, which may be extended by mutual agreement. Costs of $2,313,355 were incurred in connection with obtaining and amending the Credit Facility, which have been recorded as deferred financing costs on the Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility.

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

The Company has made customary representations and warranties and is required to comply with various covenants and reporting requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2014, the Company was in compliance in all material respects with the terms of the Credit Facility.

As of December 31, 2014 and December 31, 2013, the Company had United States dollar borrowings of $62.5 million and $15.0 million outstanding under the Credit Facility, respectively.

The Partnership entered into a credit agreement with the Administrator under which the Partnership can borrow an aggregate principal amount of $15 million for the financing of portfolio investments. Interest is charged at the LIBOR Rate plus 1.00%. The credit agreement terminated on April 24, 2014. As of December 31, 2013, the Partnership had outstanding borrowings of $15,000,000. For the period May 8, 2014 through December 31, 2014, Alcentra borrowed an average of $28,678,508. For the period January 1, 2014 through May 7, 2014 and the year ended December 31, 2013, the Partnership borrowed an average of $21,953,080 and $9,484,749, respectively. Alcentra’s weighted average interest rate for the period May 8, 2014 through December 31, 2014 is 3.78%. The Partnership’s weighted average interest rate for the period January 1, 2014 through May 7, 2014 and the years ended December 31, 2013 and December 31, 2012 is 1.76%, 1.46% and 2.31%, respectively.

11.	Market and Other Risk Factors

At December 31, 2014, the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is concentrated in the twenty industries listed in Note 13. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

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

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2014, the Company had five unfunded commitments under loan and financing agreements. As of December 31, 2013, the Partnership had one unfunded commitment.

	As of
	December 31, 2014	December 31, 2013
Alpine Waste	$5,000,000	$-
Dentistry for Children, Inc.	3,500,000	2,625,000
HealthFusion, Inc.	2,500,000	-
IGT	500,000	-
Nation Safe Drivers (NSD)	826,202	-
Total	$12,326,202	$2,625,000

13.	Classification of Portfolio Investments

As of December 31, 2014, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets *
Healthcare Services	$22,877,700	$23,502,700	11.69%
Technology & Telecom	14,306,541	17,459,000	8.69%
Infrastructure Maintenance	15,861,076	16,102,785	8.01%
Education	14,277,267	15,717,008	7.82%
Retail Distributions	14,625,000	14,625,000	7.28%
Automotive	14,251,576	14,251,576	7.09%
Oil & Gas Services	12,767,248	13,044,000	6.49%
Disaster Recovery Services	12,290,398	12,596,562	6.26%
Restoration Services	12,116,713	12,119,289	6.03%
Healthcare: Orthopedic Products	11,760,000	12,000,000	5.97%
Waste Management	11,355,479	11,355,479	5.65%
Wholesale	9,960,374	10,849,399	5.40%
Industrial Services	9,899,901	10,006,651	4.98%
Media & Entertainment	11,886,858	9,605,545	4.78%
Technology	8,112,000	9,412,000	4.68%
Waste Services	9,000,000	9,000,000	4.48%
Healthcare & Pharmaceuticals	8,000,000	8,160,000	4.06%
Media: Broadcasting & Subscription	7,397,404	7,575,000	3.77%
Consumer Services	7,167,144	7,167,144	3.57%
Wholesale/Distribution	7,000,000	7,000,000	3.48%
Food & Beverage	5,000,000	4,591,000	2.28%
Environmental/Energy Services	6,268,232	4,576,000	2.28%
Packaging	3,716,716	3,716,716	1.85%
Business Services	3,000,000	3,000,000	1.49%
Call Center Services	1,185,145	1,201,000	0.60%
Total	$254,082,772	$258,633,854	128.68%

Geographic Region
South	$63,408,612	$65,129,019	32.39%
South East	52,303,129	52,764,705	26.25%
Eastern	48,315,209	50,080,809	24.92%
West	39,380,867	38,346,543	19.08%
South West	14,306,541	17,459,000	8.69%
Canada	14,625,000	14,625,000	7.28%
Mid West	14,346,010	12,653,778	6.30%
Puerto Rico	7,397,404	7,575,000	3.77%
Total	$254,082,772	$258,633,854	128.68%

Investment Type
Senior Secured – First Lien	$98,550,397	$97,395,708	48.46%
Equity/Other	53,792,879	59,503,141	29.60%
Senior Subordinated	55,408,294	54,986,207	27.36%
Senior Secured – Second Lien	46,331,202	46,748,798	23.26%
Total	$254,082,772	$258,633,854	128.68%

*Fair value as a percentage of Net Assets

As of December 31, 2013, the Partnership's portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Technology	$27,641,303	$36,492,364	32.98%
Healthcare	17,788,791	18,409,791	16.64%
Media & Entertainment	16,401,228	16,796,478	15.18%
Food and Beverage	12,391,564	12,391,564	11.20%
Disaster Recovery Services	13,239,853	11,906,520	10.76%
Waste Management Services	10,802,784	10,802,784	9.76%
Education	11,590,021	10,702,958	9.68%
Energy Service Company	10,017,974	6,868,969	6.21%
Defense Services	500,000	594,409	0.54%
Total	$120,373,518	$124,965,837	112.95%

Geographic Region
Eastern United States	$78,263,263	$85,586,587	77.36%
Midwest United States	22,409,538	19,260,533	17.41%
West United States	19,700,717	20,118,717	18.18%
Total	$120,373,518	$124,965,837	112.95%

Investment Type
Debt	$78,235,163	$77,460,413	70.02%
Common Shares/Membership Units	21,414,063	24,653,409	22.28%
Preferred Shares/Membership Units	20,313,081	20,149,748	18.21%
Warrants	411,211	2,702,267	2.44%
Total	$120,373,518	$124,965,837	112.95%

*Fair value as a percentage of Net Assets

14.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for one share of common stock for the period May 8, 2014 through December 31, 2014.

Per share data (1)
Net asset value, beginning of period	$14.55 *
Net investment income (loss)	0.86
Net realized and unrealized gains (losses)	0.57
Provision for taxes on unrealized appreciation on investments	(0.13)
Net increase (decrease) in net assets resulting from operations	1.30

Distributions to shareholders: (2)
From net investment income	(0.86)

Offering costs	(0.12)
Net increase (decrease) in net assets resulting from capital share transactions	(0.12)

Net asset value, end of period	$14.87
Market value per share, end of period	$12.50

Total return based on net asset value (3)(4)(5)	4.9%
Total return based on market value (3)(4)(5)	(10.9)%

Shares outstanding at end of period	13,516,766

Ratio/Supplemental Data:
Net assets, at end of period	$200,989,308
Ratio of total expenses before waiver to average net assets (6)	5.12%
Ratio of interest expense to average net assets (6)	1.04%
Ratio of incentive fees to average net assets (6)	0.75%
Ratio of waiver of management and incentive fees to average net assets (6)	1.57%
Ratio of net expenses to average net assets (6)	3.55%
Ratio of net investment income (loss) before waiver to average net assets (6)	7.45%
Ratio of net investment income (loss) after waiver to average net assets (6)	9.02%

Total Credit Facility payable outstanding	$62,499,154

Asset coverage ratio (7)	4.2
Portfolio turnover rate (5)(8)	20%

*	Net asset value at beginning of period reflects the deduction of the sales load of $0.45 per share paid by the shareholder from the $15.00 offering price.

(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Total investment return on net asset value is calculated assuming a purchase at the offering price of $15.00 per share paid by the shareholder on the first day and a sale at the net asset value on the last day of the period reported with all distributions reinvested. Total investment return on market value is calculated assuming a purchase at the offering price of $15.00 per share paid by the shareholder on the first day and a sale at the current market price on the last day of the period reported with all distributions reinvested.
(5)	Not Annualized.
(6)	Annualized.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(8)	For the period from May 8, 2014 to December 31, 2014.

The following performance ratios and internal rate of return (“IRR”) (since inception) are presented for the Limited Partners as a single class, taken as a whole. The actual ratios of each individual investor may vary and are dependent upon the specific allocations of income and expense to such investor and the timing of capital transactions for such investor.

The net investment income (loss) ratio and the expense ratio are computed using the weighted average capital of the Limited Partners during the periods. The net investment income (loss) ratio does not include the effects of the carried interest allocation. The weighted average capital calculation reflects a measure of capital after each capital contribution, distribution or other significant change in capital at the end of each quarterly accounting period. The IRR was computed based on the actual dates of Limited Partners’ cash inflows (capital contributions) and outflows (cash and stock distributions), and the residual value of the Limited Partners’ capital accounts from January 1, 2014 through May 7, 2014 and the years ended December 31, 2013, December 31, 2012, December 31, 2011 and the period from May 14, 2010 (Commencement of Operations) to December 31, 2010.

	January 1, 2014 to May 7, 2014	December 31, 2013	December 31, 2012	December 31, 2011	Period from May 14, 2010 to December 31, 2010

Net investment income (loss) ratio before carried interest allocation	15.06%	7.50%	8.94%	6.88%	(85.80)%

Expense ratio before carried interest allocation	1.81%	3.54%	5.92%	6.86%	97.39%

Carried interest allocation	(4.51)%	1.80%	3.79%	-	-

Expense ratio after carried interest allocation	(2.70)%	5.34%	9.71%	6.86%	97.39%

Cumulative IRR after carried interest allocation	13.69%	10.03%	11.30%	4.40%	(66.20)%

These financial highlights may not be indicative of future performance.

15.	Tax Information

As of December 31, 2014, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$254,082,772
Gross unrealized appreciation	9,141,663
Gross unrealized depreciation	(4,590,581)
Net unrealized investment appreciation	$4,551,082

The tax cost of the Company’s investments as of December 31, 2014, approximates their amortized cost.

16.	Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we have subsidiaries that are not required to be consolidated. We have certain unconsolidated significant subsidiaries that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the year ended December 31, 2014.

Balance Sheet	As of December 31, 2014	Income Statement	As of December 31, 2014

Current Assets	21,752,296	Net Sales	73,379,709
Noncurrent Assets	26,765,177	Gross Profit	26,108,240
Current Liabilities	5,827,408	Net Income/EBITDA	9,166,096
Noncurrent Liabilities	20,000,000

In addition to the risks associated with our investments in general, there are unique risks associated with our investments in each of these entities. In this regard, DRC Emergency Services LLC (“DRC ES”) derives significantly all of its revenue from contracts with federal, state and local governments and governmental agencies. As a result, if it does not comply with the terms of a contract or with regulations or statutes, it could be subject to downward contract price adjustments or refund obligations or could in extreme circumstances be assessed penalties or be debarred or suspended from obtaining future contracts for a specified period of time. Any such suspension or debarment or other sanction could have an adverse effect on its business.

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

On August 29, 2014, DRC ES was suspended from Federal Government contracting and from directly or indirectly receiving the benefits of federal assistance programs. In DRC ES’s opinion the suspension primarily resulted from alleged actions taken by former employees and subcontractors related to two particular contracts. None of the employees in question work for DRC ES or any of its affiliates. DRC ES is fully cooperating with all Government investigations. The suspension was terminated on October 1, 2014. At this time we believe the DRC ES’s contracts and customer relationships were not materially impacted by the suspension.

The aggregate summarized financial information for DRC ES and FST as of and for the year ended December 31, 2013 are presented below.

	As of		For the year ended
Balance Sheet	December 31, 2013	Income Statement	December 31, 2013

Current Assets	14,298,448	Net Sales	38,655,576
Noncurrent Assets	32,385,291	Gross Profit	11,532,026
Current Liabilities	4,606,485	Net Income (Loss)	(8,157,148)
Noncurrent Liabilities	20,295,994

17.	Selected Quarterly Financial Data (Unaudited)

	2014
	For the quarter ended December 31	For the quarter ended September 30	For the period from May 8, 2014 through June 30	For the period from April 1, 2014 through May 7	For the quarter ended March 31
Total investment income	$6,670,403	$5,861,187	$3,634,624	$3,766,431	$3,995,463
Total investment income per common share	0.49	0.43	0.27	N.A.	N.A.
Net investment income	4,551,406	4,595,699	2,454,627	3,751,842	3,175,716
Net investment income per common share	0.34	0.34	0.18	N.A.	N.A.
Net realized and unrealized (loss) gain	(1,505,337)	3,306,153	1,332,473	(264,414)	3,290,966
Net realized and unrealized (loss) gain per common share	(0.11)	0.24	0.10	N.A.	N.A.
Net (decrease) increase in net assets resulting from operations	3,046,069	7,901,852	3,787,100	3,487,428	6,466,682
Basic and diluted earnings per common share	0.23	0.58	0.28	N.A.	N.A.
Net asset value per common share at the end of quarter	14.87	15.00	14.76	N.A.	N.A.

	2013
	For the quarter ended December 31	For the quarter ended September 30	For the quarter ended June 30	For the quarter ended March 31
Total investment income	$3,435,712	$2,225,597	$2,749,663	$2,640,411
Net investment income	2,314,995	1,351,985	1,953,426	1,889,241
Net realized and unrealized (loss) gain	102,603	248,538	1,549,271	242,352
Net (decrease) increase in net assets resulting from operations	2,417,598	1,600,523	3,502,697	2,131,593

18.	Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

Subsequent to December 31, 2014, the following activity occurred:

On January 6, 2015, a $0.34 per share dividend was paid to shareholders of record as of December 30, 2014.

On January 20, 2015, Radiant Logistics obtained committed financing from Alcentra Capital in the amount of $10,000,000 of subordinated debt.

On January 29, 2015, the Company commenced note offerings which mature on January 15,2022, February 15, 2020 and March 15, 2020.  These notes may be redeemed in whole or in part at any time or from time to time at the Company’s option (the “Notes”). The Notes bear interest at a rate of 6.50% and 6.375% per year payable semi-annually. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $5.8 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility.

On February 24, 2015, we realized our investment in American Addiction Centers. They returned the principal amount of $8,000,000 along with the applicable interest income due and a 3% prepayment penalty for a total redemption of $8,528,400.

On March 2, 2015, Alcentra funded an $8,500,000 investment into A2Z Wireless Holdings, Inc. (LIBOR + 10.75%)

On March 5, 2015, Alcentra received a breakage fee of $233,811.78 on Hotel Systems Pro.

On March 10, 2015, the Board of Directors approved the 2015 First quarter dividend of $0.34 per share for shareholders of record date March 31 2015 and payable April 6, 2015.

On March 13, 2015, Alcentra committed to funding an additional $5.5 million to Nation Safe Drivers, an existing portfolio company.

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2014 (the end of the period covered by this report), our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), under the supervision and with the participation of various members of management, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CAO have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in our internal control over financial reporting that occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly reporting companies and provisions in the JOBS Act applicable to emerging growth companies.

Item 9B. Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to Our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

We have adopted a code of business conduct that applies to our directors, officers and employees, if any. This code of business conduct is published on our website at www.alcentracapital.com. We intend to disclose any future amendments to, or waivers from, this code of business conduct within four business days of the waiver or amendment through a current report on Form 8-K.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Item 8. Financial Statements and Supplementary Data

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of Alcentra Capital Corporation (the “Registrant”)[1]

3.2	Bylaws[1]

4.1	Form of Stock Certificate[4]

4.2	Form of Base Indenture[6]

4.3	Statement of Eligibility of Trustee on Form T-1[5]

4.4	Form of Supplemental Indenture[6]

4.5	Form of First Supplemental Indenture relating to the Alcentra Capital Internotes® 6.500% Notes due 2022[6]

4.6	Form of Global Note relating to the Alcentra Capital Internotes® 6.500% Notes due 2022 (included as Exhibit A to the Form of First Supplemental Indenture) [6]

4.7	Form of Second Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020[7]

4.8	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Second Supplemental Indenture) [7]

4.9	Form of Third Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020[8]

4.10	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Third Supplemental Indenture) [8]

4.11	Form of Fourth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020[9]

4.12	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Fourth Supplemental Indenture)[9]

4.13	Form of Fifth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020[10]

4.14	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Fifth Supplemental Indenture)[10]

10.1	Form of Dividend Reinvestment Plan [3]

10.2	Form of Investment Advisory Agreement between the Registrant and Alcentra NY, LLC[3]

10.3	Form of Custodian Agreement between the Registrant and State Street Bank and Trust Company[4]

10.4	Form of Master Administration and Accounting Agreement between the Registrant and State Street Bank and Trust Company[4]

10.5	Form of License Agreement between the Registrant and Alcentra NY, LLC[2]

10.6	Form of Registration Rights Agreement between the Registrant and BNY Mellon-Alcentra Mezzanine III, L.P.[2]

10.7	Form of Senior Secured Revolving Credit Agreement, dated as of May 8, 2014, among the Registrant and ING Capital LLC[4]

10.8	Form of Guarantee, Pledge and Security Agreement, dated as of May 8, 2014, among the Registrant and ING Capital LLC[4]

10.9	Amendment No. 1 to the Senior Revolving Credit Agreement, dated December 19, 2014, by and among the Company as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner[11]

10.10	Incremental Commitment Agreement, dated as of December 19, 2014, by and among the Company, as borrower, the Increasing Lenders party thereto and ING Capital LLC as Administrative Agent and Collateral Agent[11]

10.11	Form of Amendment No. 2 to the Senior Revolving Credit Agreement, to be entered into by and among the Company as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner[6]

10.12	Form of Selling Agent Agreement, by and among Alcentra Capital Corporation, Alcentra NY, LLC and Incapital LLC[6]

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report)

21.1	Subsidiaries of the Registrant
Alcentra BDC Equity Holdings, LLC - Delaware

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

 * Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-194521) filed on March 12, 2014.
(2)	Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-194521) filed on April 9, 2014.
(3)	Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-194521) filed on April 22, 2014.
(4)	Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-194521) filed on May 8, 2014.
(5)	Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on January 14, 2015.
(6)	Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on January 28, 2015.
(7)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on February 12, 2015.
(8)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on February 20, 2015.
(9)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on February 26, 2015.
(10)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on March 5, 2015.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 29, 2014.

c. Schedule of Investments in and Advances to Affiliates

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCENTRA CAPITAL CORPORATION

Date: March 18, 2015	/s/ Paul J. Echausse
Name: Paul J. Echausse Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 18, 2015	/s/ Paul J. Echausse
Paul J. Echausse President and Chief Executive Officer, (Principal Executive Officer)

Date: March 18, 2015	/s/ Ellida McMillan
Ellida McMillan Chief Accounting Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: March 18, 2015	/s/ Paul Hatfield
Paul Hatfield Director

Date: March 18, 2015	/s/ T. Ulrich Brechbuhl
T. Ulrich Brechbuhl Director

Date: March 18, 2015	/s/ Douglas J. Greenlaw
Douglas J. Greenlaw Director

Date: March 18, 2015	/s/ Rudolph L. Hertlein
Rudolph L. Hertlein Director

