Form 10-K/A
period 2014-12-31
Alcentra Capital Corp
filed 2015-03-19
CIK 1578620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors

Alcentra Capital Corporation:

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Alcentra Capital Corporation and subsidiaries as of December 31, 2014 and the related consolidated statements of operations, changes in net assets, and cash flows for the period from May 8, 2014 (commencement of operations) through December 31, 2014 and the statements of operations, changes in net assets and cash flows of BNY Mellon-Alcentra Mezzanine III, L.P for the period from January 1, 2014 through May 7, 2014, and related notes to the financial statements. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

