Form 10-Q
period 2015-03-31
Alcentra Capital Corp
filed 2015-05-12
CIK 1578620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 13,516,766 shares of the Registrant’s common stock outstanding as of May 11, 2015.

ALCENTRA CAPITAL CORPORATION

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

Item 1. Financial Statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Assets and Liabilities

Assets	As of March 31, 2015 (unaudited)	As of December 31, 2014
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $173,154,341 and $165,921,535, respectively)	$173,433,992	$167,325,100
Non-controlled, affiliated investments, at fair value (cost $62,350,239 and $61,564,299, respectively)	63,435,406	61,253,192
Controlled, affiliated investments, at fair value (cost $26,795,722 and $26,596,938, respectively)	30,158,773	30,055,562
Total of portfolio investments, at fair value (cost $262,300,302 and $254,082,772, respectively)	267,028,171	258,633,854
Cash	3,962,318	10,022,617
Dividends and interest receivable	762,380	1,417,500
Receivable for investments sold	-	4,753
Deferred financing costs	1,803,033	1,986,520
Deferred note offering costs	227,642	25,743
Prepaid expenses and other assets	73,205	128,388
Total Assets	$273,856,749	$272,219,375

Liabilities
Credit facility payable	$56,954,490	$62,499,154
Notes payable	5,936,000	-
Payable for investments purchased	-	8,717
Other accrued expenses and liabilities	153,821	539,417
Directors' fees payable	38,000	85,692
Professional fees payable	362,551	409,628
Interest and credit facility expense payable	154,693	216,476
Management fee payable	1,148,005	615,668
Incentive fee payable	806,100	-
Distributions payable	4,595,700	4,595,700
Unearned structuring fee revenue	494,381	517,339
Income tax liability	1,690	45,272
Deferred tax liability	1,856,987	1,697,004
Total Liabilities	72,502,418	71,230,067

Commitments and Contingencies (Note 12)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,516,766 and 13,516,766 shares issued and outstanding, respectively)	13,517	13,517
Additional paid-in capital	197,806,987	197,838,155
Accumulated net realized gain (loss)	71,966	71,712
Undistributed investment income	593,320	211,846
Net unrealized appreciation (depreciation) on investments, net of provision for taxes of $1,856,987 and $1,697,004 as of March 31, 2015 and December 31, 2014, respectively	2,868,541	2,854,078
Total Net Assets	201,354,331	200,989,308
Total Liabilities and Net Assets	$273,856,749	$272,219,375

Net Asset Value Per Share	$14.90	$14.87

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Operations

	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.
Investment Income:	For the three months ended March 31, 2015 (unaudited)	For the three months ended March 31, 2014 (unaudited)
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$4,157,559	$1,392,791
Paid in-kind income from portfolio investments	735,724	373,338
Other income from portfolio investments	659,896	105,089
Dividend income from portfolio investments	-	251,752
From non-controlled, affiliated investments:
Interest income from portfolio investments	1,219,056	725,012
Paid in-kind income from portfolio investments	611,499	195,383
Other income from portfolio investments	28,358	21,176
From controlled, affiliated investments:
Interest income from portfolio investments	575,980	514,320
Paid in-kind income from portfolio investments	198,781	406,120
Other income from portfolio investments	37,800	10,482
Total investment income	8,224,653	3,995,463

Expenses:
Management fees	1,148,005	699,473
Incentive fees	1,807,567	-
Professional fees	189,386	79,327
Valuation services	122,905	-
Interest and credit facility expense	605,888	40,947
Amortization of deferred financing costs	183,487	-
Directors' fees	38,000	-
Insurance expense	69,535	-
Other expenses	84,173	-
Total expenses	4,248,946	819,747
Waiver of management and incentive fees by the Investment Advisor	(1,001,467)	-
Net expenses	3,247,479	819,747
Net investment income	4,977,174	3,175,716

Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	254	94,409
Non-controlled, affiliated investments	-	-
Controlled, affiliated investments	-	-
Net realized gain (loss) from portfolio investments	254	94,409
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(1,123,914)	2,734,627
Non-controlled, affiliated investments	1,396,274	182,597
Controlled, affiliated investments	(95,573)	279,333
Net change in unrealized appreciation (depreciation) from portfolio investments	176,787	3,196,557
Benefit/(Provision) for taxes on unrealized gain on investments	(162,324)	-
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	14,717	3,290,966

Net Increase in Net Assets from Operations	$4,991,891	$6,466,682

Basic and diluted:
Net investment income per share	$0.37	N.A.
Earnings per share	$0.37	N.A.
Weighted Average Shares of Common Stock Outstanding	13,516,766	N.A.
Dividends declared per common share	$0.340	N.A.

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Changes in Net Assets

	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.
	For the three months ended March 31, 2015 (unaudited)	For the three months ended March 31, 2014 (unaudited)
Beginning Balances
General Partner	N.A.	4,967,879
Limited Partners	N.A.	105,671,548
Total Beginning Balances	N.A.	110,639,427
Capital contributions
General Partner	N.A.	-
Limited Partners	N.A.	34,915,014
Total	N.A.	34,915,014
Distributions
General Partner	N.A.	-
Limited Partners	N.A.	(3,941,341)
Total	N.A.	(3,941,341)
Net increase in net assets resulting from operations
General Partner	N.A.	-
Limited Partners	N.A.	6,466,682
Total	N.A.	6,466,682
Carried interest allocation
General Partner	N.A.	924,599
Limited Partners	N.A.	(924,599)
Total	N.A.	-
Total - General Partner	N.A.	5,892,478
Total - Limited Partners	N.A.	142,187,304
Ending Balance	N.A.	$148,079,782

Increase (decrease) in net assets resulting from operations
Net investment income	4,977,174	N.A.
Net realized gain (loss) on investments	254	N.A.
Net change in unrealized appreciation (depreciation) on investments	176,787	N.A.
Benefits/(Provision) for taxes on unrealized gain on investments	(162,324)	N.A.
Net increase (decrease) in net assets resulting from operations	4,991,891	N.A.

Capital transactions
Offering costs	(31,168)	N.A.
Net increase (decrease) in net assets resulting from capital transactions	(31,168)	N.A.

Distributions to shareholders from:
Net investment income	(4,595,700)	N.A.
Realized gains	-	N.A.
Total distributions to shareholders	(4,595,700)	N.A.

Total increase (decrease) in net assets	365,023	N.A.

Net assets at beginning of period	200,989,308	N.A.
Net assets at end of period [including Undistributed investment income of $593,320]	201,354,331	N.A.

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Cash Flows

	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.
	For the three months ended March 31, 2015 (unaudited)	For the three months ended March 31, 2014 (unaudited)
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$4,991,891	$6,466,682

Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from portfolio investments	(254)	(94,409)
Net change in unrealized (appreciation) depreciation of portfolio investments	(176,787)	(3,196,557)
Deferred tax liability	159,983	-
Paid in-kind interest income from portfolio investments	(1,546,004)	(974,841)
Accretion of discount on debt securities	(208,115)	(146,419)
Purchases of portfolio investments	(21,982,468)	(37,928,872)
Net proceeds from sales/return of capital of portfolio investments	15,519,311	8,813,417
Amortization of deferred financing costs	183,487	-
(Increase) decrease in operating assets:
Dividends and interest receivable	655,120	560,123
Receivable for investments sold	4,753	-
Due from Limited Partners	-	(64,766)
Deferred note offering costs	(201,899)	-
Prepaid expenses and other assets	55,183	348,518
Increase (decrease) in operating liabilities:
Payable for investments purchased	(8,717)	-
Other accrued expenses and liabilities	(359,853)	(22,109)
Due to affiliate	-	(1,286)
Directors' fees payable	(47,692)	-
Professional fees payable	(47,077)	-
Interest and credit facility expense payable	(61,783)	(8,877)
Management fee payable	532,337	(714,014)
Incentive fees payable	806,100	-
Unearned structuring fee revenue	(22,958)	-
Income tax	(43,582)	-
Net cash provided by (used in) operating activities	(1,799,024)	(26,963,410)

Cash Flows from Financing Activities
Offering costs paid	(56,911)	-
Proceeds from credit facility payable	52,531,684	15,000,000
Repayments of credit facility payable	(58,076,348)	(15,000,000)
Proceeds from notes payable	5,936,000	-
Distributions paid to shareholders	(4,595,700)	-
Capital contributions received from Partners	-	34,834,796
Cash distributions paid to Partners	-	(3,941,341)
Net cash provided by (used in) financing activities	(4,261,275)	30,893,455
Increase (decrease) in cash and cash equivalents	(6,060,299)	3,930,045
Cash at beginning of period	10,022,617	729,431
Cash and Cash Equivalents at End of Period	$3,962,318	$4,659,476

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$544,105	$49,824
Accrued offering costs	$5,944	$-
Accrued distributions payable	$4,595,700	$-

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments

As of March 31, 2015

(Unaudited)

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 86.13%

Senior Secured - First Lien — 41.08%

A2Z Wireless Holdings, Inc. (2)	Telecommunications	LIBOR + 11.75%		3/31/2018	8,506,183	$8,336,058	$8,506,183	4.22%
Aphena Pharma Solutions (3)	Packaging	8.50% Cash, 2.0% PIK		3/3/2019	3,735,300	3,735,300	3,735,300	1.85%
Black Diamond Rentals	Oil & Gas Services	12% Cash, 2.0% PIK		7/8/2018	12,831,084	12,831,084	13,110,086	6.51%
Datascan Holdings, Inc. (4)	Business Services	LIBOR + 9.50%	1.00%	12/17/2018	3,000,000	3,000,000	3,000,000	1.49%
HealthFusion, Inc. (2)	Healthcare Services	13% Cash		10/7/2018	5,750,000	5,750,000	5,980,000	2.97%
IGT (2),(4)	Industrial Services	LIBOR + 8.50% Cash	1.00%	12/10/2019	9,227,500	9,121,696	9,227,500	4.58%
North Atlantic Petroleum (5)	Retail Distribution	10.75% Cash		11/13/2017	14,250,000	14,250,000	14,250,000	7.08%
Response Team Holdings LLC (4)	Restoration Services	LIBOR + 8.50% Cash, 1.00% PIK	2.00%	3/28/2019	9,206,258	9,206,258	9,208,000	4.57%
Stancor, Inc. (4)	Wholesale/Distribution	LIBOR + 8.0%	0.75%	8/19/2019	7,000,000	7,000,000	7,000,000	3.48%
Triton Technologies (3)	Call Center Services	8.50% Cash, 2.0% PIK		10/23/2018	1,200,000	1,186,431	1,200,000	0.60%
Well Biz Brands (3)	Consumer Services	8.50% Cash, 2.0% PIK		10/23/2018	7,510,046	7,510,046	7,510,046	3.73%
Total Senior Secured - First Lien						81,926,873	82,727,115	41.08%

Senior Secured - Second Lien — 20.02%

Alpine Waste (2),(4)	Waste Services	LIBOR + 9.0% Cash, 0.5% PIK	1.00%	12/30/2020	9,011,375	$9,011,375	$9,011,375	4.48%
Bioventus (4)	Healthcare: Orthopedic Products	LIBOR + 10.0% Cash	1.00%	4/10/2020	12,000,000	11,782,698	12,000,000	5.96%
Nation Safe Drivers (NSD) (4)	Automotive	LIBOR + 8.0%	2.00%	9/29/2020	11,721,154	11,721,154	11,721,154	5.82%
Puerto Rico Cable Acquisition Company d/b/a Choice Cable TV (4)	Media: Broadcasting & Subscription	LIBOR + 8.50%	1.00%	5/30/2019	7,500,000	7,402,023	7,575,000	3.76%
Total Senior Secured - Second Lien						39,917,250	40,307,529	20.02%

Senior Subordinated — 12.50%

Dentistry For Children, Inc. (2)	Healthcare Services	11% Cash, 2.25% PIK		9/1/2017	14,588,453	$14,588,453	$14,588,453	7.25%
GST Autoleather	Automotive	11% Cash, 2.0% PIK		1/11/2021	8,118,167	8,118,167	8,118,167	4.03%
Media Storm, LLC	Media & Entertainment	10% Cash		8/28/2019	2,454,545	2,454,545	2,454,545	1.22%
Total Senior Subordinated						25,161,165	25,161,165	12.50%

Equity/Other — 12.53%

City Carting Holding Company, Inc., Series A Preferred Shares	Waste Management	7% Cash, 15% PIK		4/30/2015	8,316,783	$8,316,783	$8,256,878	4.10%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of March 31, 2015

(Unaudited)

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Series B Preferred Shares		10% Cash, 8% PIK			4,152,842	$4,152,842	$4,152,842	2.06%
						12,469,625	12,409,720	6.16%
Dentistry For Children, Inc., Class A-1 Units(6)	Healthcare Services				1,500,000	2,203,000	2,379,000	1.18%
HealthFusion, Inc., Warrants(6)	Healthcare Services				418,000	418,000	876,000	0.44%
IGT, Preferred Shares(6)	Industrial Services				990,324	990,324	990,324	0.49%
Common Shares(6)					44,000	44,000	44,000	0.02%
						1,034,324	1,034,324	0.51%
Media Storm, LLC, Preferred Shares(6)	Media & Entertainment				1,216,204	2,346,965	1,634,000	0.81%
Response Team Holdings LLC, Preferred Shares	Restoration Services	12% PIK		3/28/2019	2,677,139	2,677,139	2,677,139	1.33%
Response Team Holdings LLC, Warrants (6)					5	—	—	—
Wholesome Sweeteners, Inc., Common Shares(6)	Food & Beverage				5,000	5,000,000	4,228,000	2.10%
Total Equity/Other						26,149,053	25,238,183	12.53%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						173,154,341	173,433,992	86.13%

Investments in Non-Controlled, Affiliated Portfolio Companies — 31.51%*

Senior Secured - First Lien — 1.90%

Show Media, Inc.	Media & Entertainment	5.5% Cash, 5.5% PIK		8/10/2017	3,821,456	$3,537,468	$3,821,456	1.90%
Total Senior Secured - First Lien						3,537,468	3,821,456	1.90%

Senior Secured - Second Lien — 5.96%

Southern Technical Institute, Inc. (4)	Education	LIBOR + 9.75%	1.00%	12/2/2020	12,000,000	$12,000,000	$12,000,000	5.96%
Total Senior Secured - Second Lien						12,000,000	12,000,000	5.96%

Senior Subordinated — 15.22%

ACT Lighting	Wholesale	12% Cash, 2% PIK		7/24/2019	8,378,081	$8,224,790	$8,378,081	4.16%
		8% PIK		7/24/2020	1,849,018	1,682,063	1,722,000	0.86%
						9,906,853	10,100,081	5.02%
Battery Solutions, Inc.	Environmental/Recycling Services	12% Cash, 2% PIK		12/20/2018	5,236,326	5,236,326	4,713,294	2.34%
DBI Holding, LLC	Infrastructure Maintenance	12% Cash, 4% PIK		9/6/2019	8,762,307	8,762,307	8,762,307	4.35%
		16% PIK		9/6/2019	7,490,979	7,050,179	7,069,000	3.51%
						15,812,486	15,831,307	7.86%
Total Senior Subordinated						30,955,665	30,644,682	15.22%

Equity/Other — 8.43%

ACT Lighting, Warrants (6)	Wholesale			7/24/2019	143,000	$143,000	$835,000	0.42%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of March 31, 2015

(Unaudited)

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Battery Solutions, Inc., Class A Units(6)	Environmental/Recycling Services				5,000,000	$1,058,000	$—	—
DBI Holding, LLC, Warrants(6)	Infrastructure Maintenance			3/6/2024	519,412	519,412	1,176,000	0.58%
Net Access Corporation, Class A Units(6)	Technology				3,000,000	8,112,000	10,458,999	5.19%
Show Media, Inc., Units(6)	Media & Entertainment				4,092,210	3,747,427	645,002	0.32%
Southern Technical Institute, Inc., Class A Units(6)	Education				3,164,063	2,167,000	3,744,000	1.86%
Warrants(6)					110,267	110,267	110,267	0.06%
						2,277,267	3,854,267	1.92%
Total Equity/Other						15,857,106	16,969,268	8.43%
Total Investments in Non-Controlled, Affiliated Portfolio Companies						62,350,239	63,435,406	31.51%
Investments in Controlled, Affiliated Portfolio Companies — 14.98%**

Senior Secured - First Lien — 9.16%

DRC Emergency Services	Disaster Recovery Services	10% Cash		1/11/2020	5,000,000	$5,000,000	$5,000,000	2.49%
		8% Cash		6/30/2016	666,560	666,560	666,560	0.33%
						5,666,560	5,666,560	2.82%
FST Technical Services, LLC	Technology & Telecom	12% Cash, 2% PIK		11/18/2018	12,500,000	12,500,000	12,771,000	6.34%
Total Senior Secured - First Lien						18,166,560	18,437,560	9.16%

Equity/Other — 5.82%

DRC Emergency Services, Preferred Shares	Disaster Recovery Services	10% PIK			8,084,241	$6,822,620	$7,141,213	3.55%
FST Technical Services, LLC, Common Shares	Technology & Telecom	9% PIK			1,750,000	1,806,542	4,580,000	2.27%
Total Equity/Other						8,629,162	11,721,213	5.82%
Total Investments in Controlled, Affiliated Portfolio Companies						26,795,722	30,158,773	14.98%
Total Investments						262,300,302	267,028,171	132.62%
Liabilities In Excess Of Other Assets							(65,673,840)	(32.62)%
Net Assets							$201,354,331	100.00%

*	Denotes investments in which the Partnership is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2015 in these affiliated investments are as follows:

	Fair Value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	March 31,
Name of Issuers	2014	Addition	Reductions	Other income	2015
ACT Lighting	$10,849,399	$77,937	$-	$337,530	$10,935,081
Battery Solutions, Inc.	4,576,000	26,095	-	188,770	4,713,294
DBI Holding, LLC	16,102,785	453,900	-	754,320	17,007,307
Net Access Corporation	9,412,000	-	-	-	10,458,999
Show Media, Inc.	4,596,000	6,839,513	6,785,946	252,263	4,466,458
Southern Technical Institute, Inc.	15,717,008	-	-	326,030	15,854,267
	$61,253,192	$7,397,445	$6,785,946	$1,858,913	$63,435,406

**	Denotes investments in which the Partnership is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2015 in these affiliated and controlled investments are as follows:

	Fair Value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	March 31,
Name of Issuers	2014	Addition	Reductions	Other income	2015
The DRC Group	$12,596,562	$198,781	$-	$337,261	$12,807,773
FST Technical Services, LLC	17,459,000	-	-	475,300	17,351,000
	$30,055,562	$198,781	$-	$812,561	$30,158,773

***	Pledged as collateral under the Credit Facility with ING Capital LLC.
(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.
(2)	The investment has an unfunded commitment as of March 31, 2015 which is excluded from the presentation (see Note 12).
(3)	The investments are guaranteed by Enhanced Equity Fund, L.P. ("EEF")

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of March 31, 2015

(Unaudited)

(4)	The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.
(5)	Investment is not a qualifying investment as defined under section 55 (a) of the investment Company act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.
(6)	Non-income producing security.

Abbreviation Legend

PIK -  Payment-In-Kind

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2014

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 83.25%

Senior Secured - First Lien — 36.94%

Aphena Pharma Solutions	Packaging	8.50% Cash, 2.0% PIK		3/3/2019	3,716,716	$3,716,716	$3,716,716	1.85%
Black Diamond Rentals	Oil & Gas Services	12% Cash, 2.0% PIK		7/8/2018	12,767,248	12,767,248	13,044,000	6.49%
Datascan Holdings, Inc.	Business Services	LIBOR + 9.75%	1.00%	12/17/2018	3,000,000	3,000,000	3,000,000	1.49%
HealthFusion, Inc. (2)	Healthcare Services	13% Cash		10/7/2018	5,750,000	5,750,000	5,980,000	2.97%
IGT (2)	Industrial Services	LIBOR + 8.50% Cash	1.00%	12/10/2019	9,000,000	8,893,250	9,000,000	4.48%
North Atlantic Petroleum (3)	Retail Distribution	10.75% Cash		11/13/2017	14,625,000	14,625,000	14,625,000	7.28%
Response Team Holdings LLC	Restoration Services	LIBOR + 8.50% Cash, 1.00% PIK	2.00%	3/28/2019	9,518,307	9,518,307	9,520,288	4.74%
Stancor, Inc.	Wholesale/Distribution	LIBOR + 8.0%	0.75%	8/19/2019	7,000,000	7,000,000	7,000,000	3.48%
Triton Technologies	Call Center Services	8.50% Cash, 2.0% PIK		10/23/2018	1,200,000	1,185,145	1,201,000	0.60%
Well Biz Brands	Consumer Services	8.50% Cash, 2.0% PIK		10/23/2018	7,167,144	7,167,144	7,167,144	3.56%
Total Senior Secured - First Lien						73,622,810	74,254,148	36.94%

Senior Secured - Second Lien — 17.29%

Alpine Waste (2)	Waste Services	LIBOR + 9.0% Cash, 0.5% PIK	1.00%	12/30/2020	9,000,000	$9,000,000	$9,000,000	4.48%
Bioventus	Healthcare: Orthopedic Products	LIBOR + 10.0% Cash	1.00%	4/10/2020	12,000,000	11,760,000	12,000,000	5.97%
Nation Safe Drivers (NSD) (2)	Automotive	LIBOR + 8.0%	2.00%	9/29/2020	6,173,798	6,173,798	6,173,798	3.07%
Puerto Rico Cable Acquisition Company d/b/a Choice Cable TV	Media: Broadcasting & Subscription	LIBOR + 8.50%	1.00%	5/30/2019	7,500,000	7,397,404	7,575,000	3.77%
Total Senior Secured - Second Lien						34,331,202	34,748,798	17.29%

Senior Subordinated — 12.46%

Dentistry For Children, Inc. (2)	Healthcare Services	11% Cash, 2.25% PIK		9/1/2017	14,506,700	$14,506,700	$14,506,700	7.22%
GST Autoleather	Automotive	11% Cash, 2.0% PIK		1/11/2021	8,077,778	8,077,778	8,077,778	4.02%
Media Storm, LLC	Media & Entertainment	10% Cash		8/28/2019	2,454,545	2,454,545	2,454,545	1.22%
Total Senior Subordinated						25,039,023	25,039,023	12.46%

Equity/Other — 16.56%

American Addiction Centers, Series A Redeemable Preferred Equity(4)	Healthcare & Pharmaceuticals	12% Cash		4/15/2017	8,000,000	$8,000,000	$8,160,000	4.06%

See notes to consolidated financial statements

Alcentra Capital Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

City Carting Holding Company, Inc., Series A Preferred Shares	Waste Management	7% Cash, 15% PIK		4/30/2015	7,478,639	$7,478,639	$7,478,639	3.72%
Series B Preferred Shares		10% Cash, 8% PIK			3,876,840	3,876,840	3,876,840	1.93%
						11,355,479	11,355,479	5.65%
Dentistry For Children, Inc., Class A-1 Units(5)	Healthcare Services				1,500,000	2,203,000	2,262,000	1.13%
HealthFusion, Inc., Warrants(5)	Healthcare Services				418,000	418,000	754,000	0.38%
IGT, Preferred Shares(5)	Industrial Services				962,651	962,651	962,651	0.48%
Common Shares(5)					44,000	44,000	44,000	0.02%
						1,006,651	1,006,651	0.50%
Media Storm, LLC, Preferred Shares(5)	Media & Entertainment				1,216,204	2,346,964	2,555,000	1.27%
Response Team Holdings LLC, Preferred Shares	Restoration Services	12% PIK		3/28/2019	2,598,406	2,598,406	2,599,001	1.29%
Response Team Holdings LLC, Warrants (5)					5	—	—	—
Wholesome Sweeteners, Inc., Common Shares(5)	Food & Beverage				5,000	5,000,000	4,591,000	2.28%
Total Equity/Other						32,928,500	33,283,131	16.56%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						165,921,535	167,325,100	83.25%

Investments in Non-Controlled, Affiliated Portfolio Companies — 30.48%*

Senior Secured - First Lien — 2.29%

Show Media, Inc.	Media & Entertainment	11.0% PIK		8/10/2017	7,535,778	$6,761,028	$4,596,000	2.29%
Total Senior Secured - First Lien						6,761,028	4,596,000	2.29%

Senior Secured - Second Lien — 5.97%

Southern Technical Institute, Inc.	Education	LIBOR + 9.75%	1.00%	12/2/2020	12,000,000	$12,000,000	$12,000,000	5.97%
Total Senior Secured - Second Lien						12,000,000	12,000,000	5.97%

Senior Subordinated — 14.90%

ACT Lighting	Wholesale	12% Cash, 2% PIK		7/24/2019	8,336,399	$8,177,158	$8,336,399	4.15%
	8% PIK			7/24/2020	1,812,763	1,640,216	1,680,000	0.84%
						9,817,374	10,016,399	4.99%
Battery Solutions, Inc.	Environmental/Energy Services	12% Cash, 2% PIK		12/20/2018	5,210,232	5,210,232	4,576,000	2.28%
DBI Holding, LLC	Infrastructure Maintenance	12% Cash, 1% PIK		9/6/2019	8,631,785	8,631,785	8,631,785	4.29%
	13% PIK			9/6/2019	7,167,600	6,709,880	6,723,000	3.34%
						15,341,665	15,354,785	7.63%
Total Senior Subordinated						30,369,271	29,947,184	14.90%

See notes to consolidated financial statements

Alcentra Capital Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Equity/Other — 7.32%

ACT Lighting, Warrants (5)	Wholesale			7/24/2019	143,000	$143,000	$833,000	0.41%
Battery Solutions, Inc., Class A Units(5)	Environmental/Energy Services				5,000,000	1,058,000	—	—
DBI Holding, LLC, Warrants(5)	Infrastructure Maintenance			3/6/2024	519,412	519,412	748,000	0.37%
Net Access Corporation, Class A Units(5)	Technology				3,000,000	8,112,000	9,412,000	4.68%
Show Media, Inc., Units(5),(6)	Media & Entertainment				324,321	324,321	—	—
Southern Technical Institute, Inc., Class A Units(5)	Education				3,164,063	2,167,000	3,606,741	1.80%
Warrants(5)					110,267	110,267	110,267	0.06%
						2,277,267	3,717,008	1.86%
Total Equity/Other						12,434,000	14,710,008	7.32%
Total Investments in Non-Controlled, Affiliated Portfolio Companies						61,564,299	61,253,192	30.48%

Investments in Controlled, Affiliated Portfolio Companies — 14.95%**

Senior Secured - First Lien — 9.23%

DRC Emergency Services	Disaster Recovery Services	10% Cash		1/11/2020	5,000,000	$5,000,000	$5,000,000	2.49%
	8% Cash			6/30/2016	666,560	666,560	666,560	0.33%
						5,666,560	5,666,560	2.82%
FST Technical Services, LLC	Technology & Telecom	12% Cash, 2% PIK		11/18/2018	12,500,000	12,500,000	12,879,000	6.41%
Total Senior Secured - First Lien						18,166,560	18,545,560	9.23%

Equity/Other — 5.72%

DRC Emergency Services, Preferred Shares	Disaster Recovery Services	10% PIK			7,885,459	$6,623,838	$6,930,002	3.44%
FST Technical Services, LLC, Common Shares	Technology & Telecom	9% PIK			1,750,000	1,806,540	4,580,000	2.28%
Total Equity/Other						8,430,378	11,510,002	5.72%
Total Investments in Controlled, Affiliated Portfolio Companies						26,596,938	30,055,562	14.95%
Total Investments						254,082,772	258,633,854	128.68%
Liabilities In Excess Of Other Assets							(57,644,546)	(28.68%)
Net Assets							$200,989,308	100.00%

*	Denotes investments in which the Partnership is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2014 in these affiliated investments are as follows:

	Fair Value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	December 31,
Name of Issuers	2013	Addition	Reductions	Other income	2014
ACT Lighting	$-	$11,419,162	$1,500,000	$685,229	$10,849,399
Battery Solutions, Inc.	6,075,969	68,663	-	819,578	4,576,000
DBI Holding, LLC	-	15,637,081	-	2,240,640	16,102,785
Net Access Corporation	11,964,457	-	3,920,230	359,709	9,855,000
Show Media, Inc.	6,294,000	643,862	-	818,199	4,596,000
Southern Technical Institute, Inc.	10,702,958	787,500	9,520,833	1,177,952	15,717,008
	$35,037,384	$28,556,269	$14,941,063	$6,101,307	$61,696,192

**	Denotes investments in which the Partnership is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2014 in these affiliated and controlled investments are as follows:

	Fair value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	December 31,
Name of Issuers	2013	Addition	Reductions	Other income	2014
The DRC Group	$11,906,520	$8,690,664	$8,774,638	$1,928,028	$12,596,562
FST Technical Services, LLC	14,034,723	37,779	156,873	2,306,535	17,459,000
	$25,941,243	$8,728,443	$8,931,511	$4,234,563	$30,055,562

(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.

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

Abbreviation Legend

PIK -   Payment-In-Kind

See notes to consolidated financial statements

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Cash

At March 31, 2015, cash balances totaling $3,962,318 exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.

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

Valuation of Portfolio Investments

Portfolio investments are carried at fair value as determined by the General Partner of the Partnership and, in case of the fair value as of March 31, 2015, by the Board of Directors (the “Board”) of Alcentra.

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

The Partnership is obligated to reimburse the General Partner for 100% of the placement fee and for organizational costs of the Partnership in an amount not to exceed $1,250,000 on a cumulative basis. Organizational costs paid by the Partnership in excess of $1,250,000 (“Excess Organizational Expenses”) and all placement fees paid by the Partnership will reduce the management fee as described in Note 7. No costs were charged for the Partnership for the three months ended March 31, 2015 or March 31, 2014.

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

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were no non-accrual investments as of March 31, 2015 and December 31, 2014.

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

Alcentra BDC Equity Holdings LLC has elected to be a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three months ended March 31, 2015 and for the year ended December 31, 2014, we recognized a provision for income tax on unrealized gain on investments of $0.2 million and $1.6 million for the Taxable Subsidiaries, respectively. As of March 31, 2015 and December 31, 2014, $1.8 million and $1.6 million were included in the deferred tax liability on the Consolidated Statement of Assets and Liabilities, respectively.

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

The following table summarizes the levels in the fair value hierarchy into which the Company and Partnership’s financial instruments are categorized as of March 31, 2015 and December 31, 2014:

As of March 31, 2015:

	Level 1	Level 2	Level 3	Total

Senior Secured – First Lien	$-	$-	$104,986,131	$104,986,131
Senior Secured – Second Lien	-	-	52,307,529	52,307,529
Subordinated Debt	-	-	55,805,847	55,805,847
Equity/Other	-	-	53,928,664	53,928,664
Total investments	$-	$-	$267,028,171	$267,028,171

As of December 31, 2014:

	Level 1	Level 2	Level 3	Total

Senior Secured – First Lien	$-	$-	$97,395,708	$97,395,708
Senior Secured – Second Lien	-	-	46,748,798	46,748,798
Subordinated Debt	-	-	54,986,207	54,986,207
Equity/Other	-	8,160,000	51,343,141	59,503,141
Total investments	$-	$8,160,000	$250,473,854	$258,633,854

During the period from May 8, 2014 to December 31, 2014, our ability to observe valuation inputs has resulted in a reclassification of $8,160,000 investment from Level 3 to Level 2 with no other reclassifications of assets between levels. This transfer was reported at the end of the reporting period in which it occurred. There were no transfers between levels for the three months ended March 31, 2015.

Transfers between levels of the fair value hierarchy are reported at the end of the reporting period in which they occur.

The changes in investments classified as Level 3 are as follows for the three months ended March 31, 2015 and March 31, 2014.

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2015	$97,395,708	$46,748,798	$54,986,207	$51,343,141	$250,473,854
Amortized discounts/premiums	152,334	27,317	28,464	-	208,115
Paid in-kind interest	195,638	11,375	680,074	658,917	1,546,004
Net realized gain (loss)	254	-	-	-	254
Net change in unrealized appreciation (depreciation)	2,509,918	(27,317)	111,102	(2,256,916)	336,787
Purchases	12,251,590	5,547,356	-	4,183,522	21,982,468
Sales/Return of capital	(7,519,311)	-	-	-	(7,519,311)
Transfers in	-	-	-	-	-
Transfers out	-	-	-	-	-
Balance as of March 31, 2015	$104,986,131	$52,307,529	$55,805,847	$53,928,664	$267,028,171

Net change in unrealized appreciation(depreciation) from investments still held as of March 31, 2015	$2,407,882	$(27,317)	$111,102	$(2,699,916)	$(208,249)

	Debt	Common Shares/ Membership Units	Preferred Shares/ Membership Units	Warrants	Total
Balance as of January 1, 2014	$77,460,413	$19,884,409	$20,149,748	$2,702,267	$120,196,837
Amortized discounts/premiums	146,419	-	-	-	146,419
Paid in-kind interest	313,924	-	660,917	-	974,841
Net realized gain (loss)	-	94,409	-	-	94,409
Net change in unrealized appreciation (depreciation)	231,359	339,354	(258,156)	773,000	1,085,557
Purchases	33,822,423	-	3,587,037	519,412	37,928,872
Sales/Return of capital	(8,219,008)	(594,409)	-	-	(8,813,417)
Transfers in	-	-	-	-	-
Transfers out	-	-	-	-	-
Balance as of March 31, 2014	$103,755,530	$19,723,763	$24,139,546	$3,994,679	$151,613,518

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2014	$231,359	$433,763	$(258,156)	$773,000	$1,179,966

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015:

Assets at Fair Value	Fair Value at March 31, 2015	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average

Senior Secured - First Lien	$104,986,131	Yield to Maturity	Comparable Market Rate	7.75%-14.0%	11.35%

Senior Secured - Second Lien	$52,307,529	Yield to Maturity	Comparable Market Rate	9.5%-11.0%	10.42%

Senior Subordinated	$55,805,847	Yield to Maturity	Comparable Market Rate	10.0%-23.0%	12.11%

Preferred Ownership	$23,862,072	Market Approach	Enterprise Value/LTM EBITDA Multiple	7.48x-8.46x	7.97x

Common Ownership/ Common Warrants	$30,066,592	Market Approach	Enterprise Value/LTM EBITDA Multiple	10.52x-10.69x	10.61x

Total	$267,028,171

As of December 31, 2014:

Assets at Fair Value	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average

Senior Secured - First Lien	$97,395,708	Yield to Maturity	Comparable Market Rate	8.75% - 36.3%	11.82%

Senior Secured - Second Lien	$46,748,798	Yield to Maturity	Comparable Market Rate	9.5% - 11.0%	10.27%

Senior Subordinated	$54,986,207	Yield to Maturity	Comparable Market Rate	13.0% - 20.0%	11.23%

Preferred Ownership	$24,402,133	Market Approach	Enterprise Value/LTM EBITDA Multiple	7.56x – 8.35x	7.95x

Common Ownership/ Common Warrants	$26,941,008	Market Approach	Enterprise Value/LTM EBITDA Multiple	10.19x – 10.99x	10.59x

Total	$250,473,854

4.	Share Transactions/Partners’ Capital

For the three months ended March 31, 2015, there were no shares issued or proceeds received by the Company.

The Partnership held its initial closing on May 14, 2010, accepting capital commitments amounting to $105,850,000 from Limited Partners. Seven additional closings were held subsequent to May 14, 2010. The most recent of which being the final closing, took place on August 10, 2012, bringing total commitments to $210,200,000. As of March 31, 2014, Limited Partners have contributed $202,197,552 or 96.29% of their total capital commitments to the Partnership, respectively. As of March 31, 2014, the capital balances of Class A Limited Partners and Class B Limited Partners amounted to 65.91% and 28.55% of total partners’ capital, respectively.

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

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
June 24, 2014	June 30, 2014	July 7, 2014	$0.178
August 12, 2014	September 30, 2014	October 6, 2014	$0.340
November 4, 2014	December 30, 2014	January 6, 2015	$0.340
March 10, 2015	March 31, 2015	April 6, 2015	$0.340

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

For the three months ended March 31, 2014, the Partnership made distributions to the General Partner and the Limited Partners totaling $3,941,341. For the three months ended March 31, 2014, distributions made to Class A Limited Partners and Class B Limited Partners amounted to 70.03% and 29.97% of total distributions, respectively.

Upon the termination of the Partnership, if it is determined that the General Partner has received carried interest distributions in excess of the amount it would have received had such distributions been determined on a cumulative basis, a clawback payment of such excess is required of the General Partner.

Distributions to Limited Partners during the three months ended March 31, 2014 are broken down as follows:

For the three months ended March 31, 2014
Return of capital	$750,000
Return on capital	3,191,341
Total	$3,941,341

6.	Allocation of Profits and Losses

Allocations of Partnership profits are made in a manner which is consistent with, and gives effect to, the distribution procedures outlined in Note 5 above. Partnership losses are allocated to all partners in proportion to such partners’ capital commitments or to such partners’ percentage ownership in such investment from which the losses arose, or if there is no such investment, in proportion to their capital commitment. For the three months ended March 31, 2014, the General Partner was allocated carried interest distributions of $924,599. As a result of the completion of Alcentra’s initial public offering, the General Partner’s allocated carried interest as of May 7, 2014 was reallocated to the Limited Partners in accordance with the provisions of the Partnership’s Limited Partnership Agreement (December 31, 2013, as revised). Accordingly, the carried interest allocated to the General Partner through May 7, 2014 of approximately $6 million was reallocated to the Limited Partners.

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

For the three months ended March 31, 2015, the Company recorded expenses for base management fees of $1,148,005, of which $0 was waived by the Adviser and $1,148,005 was payable at March 31, 2015. For the three months ended March 31, 2014, the Partnership recorded an expense for base management fee of $699,473 of which $1,000 was payable at March 31, 2014.

Our Adviser may waive its fees (base management and incentive fee), without recourse against or reimbursement by us, for the remainder of the quarter in which the initial public offering is completed and the subsequent four quarters to the extent required in order for the Company to earn a quarterly net investment income to maintain a targeted dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis). For the three months ended March 31, 2015, the Company incurred incentive fees of $1,807,567, of which $1,001,467 was waived by the Adviser.

For the three months ended March 31, 2015 and March 31, 2014, the Company recorded waivers of management and incentive fees which totaled $1,001,467 and $0, respectively.

BNY Mellon-Alcentra Mezzanine III, L.P.

For the period from the Commencement Date to the fifth anniversary of the Final Closing Date, the Partnership will pay to the Manager a management fee at an annual rate equal to the product of 1.50% for each Class A Limited Partner and 1.00% - 1.25% for each Class B Limited Partner, in each case multiplied by such Limited Partner’s capital commitment. After the fifth anniversary of the Final Closing Date, the management fee will be paid at annual rates of 1.50% and 1.00% - 1.25% for Class A Limited Partners and Class B Limited Partners, respectively, in each case multiplied by the aggregate amount of such Limited Partner’s capital contributions used to fund the cost of investments that have not been the subject of a disposition less the aggregate amount of such Limited Partner’s capital contributions with respect to all investments which have not been disposed of prior to the date of such distribution and which have been permanently written off. The management fee is payable quarterly in advance. For the three months ended March 31, 2014, Class A Limited Partners were charged $528,719, and Class B Limited Partners were charged $170,754, in management fees.

The management fee is reduced by the placement fees and Excess Organization Expenses paid by the Partnership. The management fee is further reduced by 100% of all transaction fees, investment fees, monitoring fees, management fees and directors’ fees received by the General Partner or any affiliate thereof, net of unreimbursed out-of-pocket expenses. For the three months ended March 31, 2014, there were no placement fees, Excess Organizational Expenses, or fees received by the Manager that reduced management fee expense in the reporting period.

Certain employees of the Manager are Limited Partners of the Partnership. As of May 7, 2014, an affiliate of the Partnership also had a $50.0 million commitment to the Partnership as a Limited Partner. For the three months ended March 31, 2014, this Limited Partner has contributed $48,460,603, or 96.92%, of its total capital commitments to the Partnership.

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

For the three months ended March 31, 2015, the Company recorded directors fee expense of $38,000, of which $38,000 was payable at March 31, 2015. For the three months ended March 31, 2014, the Company did not record any directors’ fees expense.

9.	Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the three months ending March 31, 2015 and March 31, 2014.

	For the three months ended March 31,
	2015	2014
Investment purchases, at cost (including PIK interest)	$23,528,472	$38,903,713
Investment sales, proceeds (including Principal payments/paydown proceeds)	15,519,311	8,813,417

10.	Alcentra Capital InterNotes®

On January 30, 2015, we entered into a Selling Agent Agreement (the “Selling Agent Agreement”) with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $40 million of Alcentra Capital InterNotes® (the “InterNotes® Offering”). Additional agents may be appointed by us from time to time in connection with the InterNotes Offering and become parties to the Selling Agent Agreement.

These notes are direct unsecured obligations and each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

During the three months ended March 31, 2015, we issued $6.0 million in aggregate principal amount of our Alcentra Capital InterNotes for net proceeds of $5.8 million. These notes were issued with a stated interest rate of 6.5% and 6.375%. These notes mature between March 15, 2020 and January 15, 2022.

The following table summarizes the Alcentra Capital InterNotes® issued and outstanding during the three months ended March 31, 2015.

Tenor at Origination (in years)	Principal Amount (000’s omitted)	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
7	$1,331	6.500%		January 15, 2022
5	2,055	6.375%		February 15, 2020
5	1,000	6.375%		February 15, 2020
5	1,050	6.375%		February 15, 2020
5	500	6.375%		March 15, 2020
	$5,936

The net proceeds of this offering were used to repay outstanding indebtedness under the Credit Facility.

In connection with the issuance of the Alcentra Capital InterNotes®, we incurred $0.115 million of fees which are being amortized over the term of the notes and are included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of March 31, 2015. During the three months ended March 31, 2015 we recorded $50,236 of interest costs and amortization of financing costs on the Alcentra Capital InterNotes® as interest expense.

11.	Credit Facility/Line of Credit

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

The Company has made customary representations and warranties and is required to comply with various covenants and reporting requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2015, the Company was in compliance in all material respects with the terms of the Credit Facility.

As of March 31, 2015 and March 31, 2014 the Company had United States dollar borrowings of $57.0 million and $62.5 million outstanding under the Credit Facility, respectively. For the three months ended March 31, 2015, the Company borrowed an average of $55.9 million with a weighted average interest rate of 4.03%.

The Partnership entered into a credit agreement with the Administrator under which the Partnership can borrow an aggregate principal amount of $15 million for the financing of portfolio investments. Interest is charged at the Alternative Rate, defined as the higher of (a) the Federal Fund Rate and (b) the Overnight LIBOR Rate, plus 130 basis points. The interest rate, period to date, has ranged from 1.39% to 1.40%. The credit agreement is set to mature on dates between May 17, 2014 and June 29, 2014. As of March 31, 2014, the Partnership had outstanding borrowings of $15,000,000. For the three months ended March 31, 2014, the Partnership borrowed an average of $15,000,000. On April 17, 2014, the Partnership repaid the outstanding borrowing of $15,000,000.

12.	Market and Other Risk Factors

At March 31, 2015, the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is concentrated in the twenty-five industries listed in Note 13. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

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

13.	Commitments and Contingencies

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

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2015, the Company had $13,959,025 unfunded commitments under loan and financing agreements. As of March 31, 2015 and December 31, 2014, the Partnership’s unfunded commitment under loan and financing agreements are presented below.

	As of
	March 31, 2015	December 31, 2014
A2Z Wireless Holdings, Inc.	$2,709,025	$-
Alpine Waste	5,000,000	5,000,000
Dentistry for Children, Inc.	3,500,000	3,500,000
HealthFusion, Inc.	2,500,000	2,500,000
IGT	250,000	500,000
Nation Safe Drivers (NSD)	-	826,202
Total	$13,959,025	$12,326,202

14.	Classification of Portfolio Investments

As of March 31, 2015, the Company’s portfolio investments were categorized as follows:

	Cost	Fair Value	% of Net Assets *
Industry
Healthcare Services	$22,959,453	$23,823,453	11.83%
Automotive	19,839,321	19,839,321	9.85%
Technology & Telecom	14,306,542	17,351,000	8.62%
Infrastructure Maintenance	16,331,898	17,007,307	8.45%
Education	14,277,267	15,854,267	7.87%
Retail Distribution	14,250,000	14,250,000	7.08%
Oil & Gas Services	12,831,084	13,110,086	6.51%
Disaster Recovery Services	12,489,180	12,807,773	6.36%
Waste Management	12,469,625	12,409,720	6.16%
Healthcare: Orthopedic Products	11,782,698	12,000,000	5.96%
Restoration Services	11,883,397	11,885,139	5.90%
Wholesale	10,049,853	10,935,081	5.43%
Technology	8,112,000	10,458,999	5.19%
Industrial Services	10,156,020	10,261,824	5.10%
Waste Services	9,011,375	9,011,375	4.48%
Media & Entertainment	12,086,405	8,555,003	4.25%
Telecommunications	8,336,058	8,506,183	4.22%
Media: Broadcasting & Subscription	7,402,023	7,575,000	3.76%
Consumer Services	7,510,046	7,510,046	3.73%
Wholesale/Distribution	7,000,000	7,000,000	3.48%
Environmental/Recycling Services	6,294,326	4,713,294	2.34%
Food & Beverage	5,000,000	4,228,000	2.10%
Packaging	3,735,300	3,735,300	1.86%
Business Services	3,000,000	3,000,000	1.49%
Call Center Services	1,186,431	1,200,000	0.60%
Total	$262,300,302	$267,028,171	132.62%

Geographic Region
South	$69,474,705	$70,983,104	35.25%
Eastern	49,901,464	52,164,571	25.91%
South East	44,192,848	44,587,892	22.14%
West	40,024,169	38,778,960	19.26%
Mid West	22,748,551	21,337,644	10.60%
South West	14,306,542	17,351,000	8.62%
Canada	14,250,000	14,250,000	7.08%
Puerto Rico	7,402,023	7,575,000	3.76%
Total	$262,300,302	$267,028,171	132.62%

Investment Type
Senior Secured – First Lien	$103,630,901	$104,986,131	52.14%
Senior Subordinated	56,116,830	55,805,847	27.72%
Equity/Other	50,635,321	53,928,664	26.78%
Senior Secured – Second Lien	51,917,250	52,307,529	25.98%
Total	$262,300,302	$267,028,171	132.62%

*Fair value as a percentage of Net Assets

As of December 31, 2014, the Company’s portfolio investments were categorized as follows:

	Cost	Fair Value	% of Net Assets *
Industry
Healthcare Services	$22,877,700	$23,502,700	11.69%
Technology & Telecom	14,306,541	17,459,000	8.69%
Infrastructure Maintenance	15,861,076	16,102,785	8.01%
Education	14,277,267	15,717,008	7.82%
Retail Distributions	14,625,000	14,625,000	7.28%
Automotive	14,251,576	14,251,576	7.09%
Oil & Gas Services	12,767,248	13,044,000	6.49%
Disaster Recovery Services	12,290,398	12,596,562	6.26%
Restoration Services	12,116,713	12,119,289	6.03%
Healthcare: Orthopedic Products	11,760,000	12,000,000	5.97%
Waste Management	11,355,479	11,355,479	5.65%
Wholesale	9,960,374	10,849,399	5.40%
Industrial Services	9,899,901	10,006,651	4.98%
Media & Entertainment	11,886,858	9,605,545	4.78%
Technology	8,112,000	9,412,000	4.68%
Waste Services	9,000,000	9,000,000	4.48%
Healthcare & Pharmaceuticals	8,000,000	8,160,000	4.06%
Media: Broadcasting & Subscription	7,397,404	7,575,000	3.77%
Consumer Services	7,167,144	7,167,144	3.57%
Wholesale/Distribution	7,000,000	7,000,000	3.48%
Food & Beverage	5,000,000	4,591,000	2.28%
Environmental/Energy Services	6,268,232	4,576,000	2.28%
Packaging	3,716,716	3,716,716	1.85%
Business Services	3,000,000	3,000,000	1.49%
Call Center Services	1,185,145	1,201,000	0.60%
Total	$254,082,772	$258,633,854	128.68%

Geographic Region
South	$63,408,612	$65,129,019	32.39%
South East	52,303,129	52,764,705	26.25%
Eastern	48,315,209	50,080,809	24.92%
West	39,380,867	38,346,543	19.08%
South West	14,306,541	17,459,000	8.69%
Canada	14,625,000	14,625,000	7.28%
Mid West	14,346,010	12,653,778	6.30%
Puerto Rico	7,397,404	7,575,000	3.77%
Total	$254,082,772	$258,633,854	128.68%

Investment Type
Senior Secured – First Lien	$98,550,397	$97,395,708	48.46%
Equity/Other	53,792,879	59,503,141	29.60%
Senior Subordinated	55,408,294	54,986,207	27.36%
Senior Secured – Second Lien	46,331,202	46,748,798	23.26%
Total	$254,082,772	$258,633,854	128.68%

*Fair value as a percentage of Net Assets

15.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for one share of common stock for the three months ended March 31, 2015.

Per share data (1)
Net asset value, beginning of period	$14.87
Net investment income (loss)	0.37
Net realized and unrealized gains (losses)	0.01
Provision for taxes on unrealized appreciation on investments	(0.01)
Net increase (decrease) in net assets resulting from operations	0.37

Distributions to shareholders: (2)
From net investment income	(0.34)

Net asset value, end of period	$14.90
Market value per share, end of period	$13.30

Total return based on net asset value (3)(4)	2.5%
Total return based on market value (3)(4)	(8.5)%

Shares outstanding at end of period	13,516,766

Ratio/Supplemental Data:
Net assets, at end of period	$201,354,331
Ratio of total expenses before waiver to average net assets (5)	8.57%
Ratio of interest expense to average net assets (5)	1.59%
Ratio of incentive fees to average net assets (5)	3.64%
Ratio of waiver of management and incentive fees to average net assets (5)	2.02%
Ratio of net expenses to average net assets (5)	6.55%
Ratio of net investment income (loss) before waiver to average net assets (5)	8.01%
Ratio of net investment income (loss) after waiver to average net assets (5)	10.03%

Total Credit Facility payable outstanding	$56,954,490
Total Notes payable outstanding	$5,986,236

Asset coverage ratio (6)	4.2
Portfolio turnover rate (4)(7)	6%

(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Not Annualized.
(5)	Annualized.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(7)	For the three months ended March 31, 2015.

The following performance ratios and internal rate of return (“IRR”) (since inception) are presented for the Limited Partners as a single class, taken as a whole. The actual ratios of each individual investor may vary and are dependent upon the specific allocations of income and expense to such investor and the timing of capital transactions for such investor.

The net investment income (loss) ratio and the expense ratio are computed using the weighted average capital of the Limited Partners during the periods. The net investment income (loss) ratio does not include the effects of the carried interest allocation. The weighted average capital calculation reflects a measure of capital after each capital contribution, distribution or other significant change in capital at the end of each quarterly accounting period. The IRR was computed based on the actual dates of Limited Partners’ cash inflows (capital contributions) and outflows (cash and stock distributions), and the residual value of the Limited Partners’ capital accounts as of March 31 2014.

For the three months ended March 31, 2014
Net investment income (loss) ratio before carried interest allocation	10.79%

Expense ratio before carried interest allocation	2.80%

Carried interest allocation	0.77

Expense ratio after carried interest allocation	3.57%

Cumulative IRR after carried interest allocation	11.04%

These financial highlights may not be indicative of future performance.

16.	Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we have subsidiaries that are not required to be consolidated. We have certain unconsolidated significant subsidiaries that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the three month ended March 31, 2015 and as of and for the year ended December 31, 2014.

	As of		For the three months ended
Balance Sheet	March 31, 2015	Income Statement	March 31, 2015

Current Assets	20,053,747	Net Sales	5,192,525
Noncurrent Assets	26,233,183	Gross Profit	1,443,361
Current Liabilities	5,800,050	Net Income (Loss)	(987,289)
Noncurrent Liabilities	20,000,000

	As of		For the year ended
Balance Sheet	December 31, 2014	Income Statement	December 31, 2014

Current Assets	30,648,653	Net Sales	71,694,426
Noncurrent Assets	27,038,806	Gross Profit	25,815,319
Current Liabilities	11,701,846	Net Income (Loss)	10,241,467
Noncurrent Liabilities	20,219,922

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

Subsequent to March 31, 2015, the following activity occurred:

On April 2, 2015, Alcentra funded a $10,000,000 investment in Radiant Logistics, Inc.(12.0 % subordinated note)

On April 6, 2015, a $0.34 per share dividend was paid to shareholders of record March 31, 2015

On April 15, 2015, Alcentra completed a $40 million note offering program which commenced on January 29, 2015. The unsecured notes mature on January 15, 2022, February 15, 2020, March 15, 2020 and April 15, 2020. The Notes bear interest at a rate of 6.5% and 6.375% semi-annually and have maturities ranging from five to seven years. The net proceeds of $39.2 million were used to reduce the outstanding borrowings on the credit facility.

On April 30, 2015, Alcentra funded a $9,500,000 investment in Alarm Capital Alliance, LLC (13% Cash, 3.25% PIK subordinated note)

On April 30, 2015, the Company amended its senior subordinated note investment in Battery Solutions, LLC and Battery Solutions Holdings, LLC. Approximately $3.3 million of the senior subordinated note was converted into Class E Preferred Units and Class F Units. Based on certain financial performance tests, the Company has the right to convert some of the Class E Preferred Units back to subordinated debt (with a corresponding reduction in Class F Units). The amended senior subordinated notes have a 14% coupon (6% cash and 8% PIK), with more of the coupon paid in cash starting in the second year following the conversion as long as certain conditions have been met. Battery Solutions has remained current on all their interest payments throughout this period. In addition, the fair market value of this investment was written up as EBITDA improved by 13% on a year-over-year basis.

On May 11, 2015, the Board of Directors approved the 2015 Second quarter dividend of $0.34 per share for shareholders of record date June 30, 2014 and payable July 6, 2015.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained in this quarterly report on Form 10-Q.

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

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments by targeting investment opportunities with favorable risk-adjusted returns. The Company invests primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making direct equity investments in such companies

 The Company is required to comply with certain regulatory requirements such as not acquiring any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States

Since Alcentra did not commence investment operations until May 8, 2014, the discussion and analysis of financial condition and results of operations as of March 31, 2014 described in this section pertains to the historical operations of Fund III given that Alcentra acquired substantially all of Fund III’s investment portfolio in connection with the acquisition of the Fund III Acquired Assets. However, ACC did not assume any liabilities of Fund III in connection with the acquisition of the Fund III Acquired Assets or contractual arrangements of Fund III, including with its lender or the Manager, in connection with the acquisition of the Fund III Acquired Assets other than to fund $2.6 million under revolving lines of credit. As a result, you should be mindful of the foregoing facts when reviewing the discussion and analysis set forth in this section as well as in connection with reviewing the financial information contained elsewhere in this Form 10-Q. In addition, the discussion and analysis below does not take into account or otherwise relate to the Warehouse Portfolio acquired by ACC from Alcentra Group.

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

As of March 31, 2015, we had $267.0 million (at fair value) invested in 28 companies. Our portfolio included approximately 39% of first lien debt, 20% of second lien debt, 21% of mezzanine debt and 20% of equity investments. The composition of our investments as of March 31, 2015 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$103,630,901	$104,986,131

Senior Secured – Second Lien	51,917,250	52,307,529

Unsecured Debt	56,116,830	55,805,847

Equity	50,635,321	53,928,664

Total Investments	$262,300,302	$267,028,171

As of December 31, 2014, we had $258.6 million (at fair value) invested in 28 portfolio companies. Our portfolio included approximately 37.6% of first lien debt, 18.0% of second lien debt, 21.2% of mezzanine debt and 23% of equity investments at fair value. The composition of our investments as of December 31, 2014 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$98,550,397	$97,395,708

Senior Secured – Second Lien	46,331,202	46,748,798

Unsecured Debt	55,408,294	54,986,207

Equity	53,792,879	59,503,141

Total Investments	$254,082,772	$258,633,854

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2015 and December 31, 2014, we had $13.9 million and $12.3 million respectively of unfunded commitments under loan and financing agreements.

The following is a summary of industry concentration of our investment portfolio as of March 31, 2015:

Industry	Cost	Fair Value	% of Total Investments
Healthcare Services	$22,959,453	$23,823,453	8.92%
Automotive	19,839,321	19,839,321	7.43%
Technology & Telecom	14,306,542	17,351,000	6.50%
Infrastructure Maintenance	16,331,898	17,007,307	6.37%
Education	14,277,267	15,854,267	5.94%
Retail Distribution	14,250,000	14,250,000	5.34%
Oil & Gas Services	12,831,084	13,110,086	4.91%
Disaster Recovery Services	12,489,180	12,807,773	4.80%
Waste Management	12,469,625	12,409,720	4.65%
Healthcare: Orthopedic Products	11,782,698	12,000,000	4.49%
Restoration Services	11,883,397	11,885,139	4.45%
Wholesale	10,049,853	10,935,081	4.10%
Technology	8,112,000	10,458,999	3.92%
Industrial Services	10,156,020	10,261,824	3.84%
Waste Services	9,011,375	9,011,375	3.37%
Media & Entertainment	12,086,405	8,555,003	3.20%
Telecommunications	8,336,058	8,506,183	3.19%
Media: Broadcasting & Subscription	7,402,023	7,575,000	2.84%
Consumer Services	7,510,046	7,510,046	2.81%
Wholesale/Distribution	7,000,000	7,000,000	2.62%
Environmental/Recycling Services	6,294,326	4,713,294	1.77%
Food & Beverage	5,000,000	4,228,000	1.58%
Packaging	3,735,300	3,735,300	1.40%
Business Services	3,000,000	3,000,000	1.12%
Call Center Services	1,186,431	1,200,000	0.45%
Total	$262,300,302	$267,028,171	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2014:

Industry	Cost	Fair Value	% of Total Investments
Healthcare Services	$22,877,700	$23,502,700	9.09%
Technology & Telecom	14,306,541	17,459,000	6.75%
Infrastructure Maintenance	15,861,076	16,102,785	6.23%
Education	14,277,267	15,717,008	6.08%
Retail Distribution	14,625,000	14,625,000	5.65%
Automotive	14,251,576	14,251,576	5.51%
Oil & Gas Services	12,767,248	13,044,000	5.04%
Disaster Recovery Services	12,290,398	12,596,562	4.87%
Restoration Services	12,116,713	12,119,289	4.69%
Healthcare: Orthopaedic Products	11,760,000	12,000,000	4.64%
Waste Management	11,355,479	11,355,479	4.39%
Wholesale	9,960,374	10,849,399	4.19%
Industrial Services	9,899,901	10,006,651	3.87%
Media & Entertainment	11,886,858	9,605,545	3.71%
Technology	8,112,000	9,412,000	3.64%
Waste Services	9,000,000	9,000,000	3.48%
Healthcare & Pharmaceuticals	8,000,000	8,160,000	3.16%
Media: Broadcasting & Subscription	7,397,404	7,575,000	2.93%
Consumer Services	7,167,144	7,167,144	2.77%
Wholesale/Distribution	7,000,000	7,000,000	2.71%
Environmental/Energy Services	6,268,232	4,576,000	1.77%
Food & Beverage	5,000,000	4,591,000	1.78%
Packaging	3,716,716	3,716,716	1.44%
Business Services	3,000,000	3,000,000	1.16%
Call Center Services	1,185,145	1,201,000	0.46%
Total	$254,082,772	$258,633,854	100.00%

At March 31, 2015 our average portfolio company investment at amortized cost and fair value was approximately $8.8 million and $8.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $16.5 million and $17.3 million, respectively. At December 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $8.8 million and $8.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $16.5 million and $16.8 million, respectively.

At March 31, 2015, 40.0% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 60.0% bore interest at fixed rates. At December 31, 2014, 31.8% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 68.2% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of March 31, 2015 and December 31, 2014 was approximately 11.9% and 11.7%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

$120.0 million of the portfolio (44.9%) had a first dollar loss at 0.0x-1.0x EBITDA; $73.2 million of the portfolio (27.4%) had a first dollar loss at 1.0x-3.0x EBITDA; $36.2 million of the portfolio (13.5%) had a first dollar loss of 3.0x-4.0x EBITDA; and $21.2 million of the portfolio (7.9%) had a first dollar loss of 4.0x-4.5x EBITDA; and $3.8 million of the portfolio (1.4%) had a first dollar loss >4.5x EBITDA

Asset Quality

We currently do not use a rating system to monitor portfolio performance. As the portfolio grows in size, we would expect to implement a portfolio rating system.

RESULTS OF OPERATIONS

Comparison of the period ended March 31, 2015 and December 31, 2014

Investment Activity

During the three months ended March 31, 2015, we made $18.0 million of investments ($12.0 in a new investment and $6.0 in add on investments) and $8.5 million of repayments were received.

During the three months ended March 31, 2014, we made $38.0 million of investments in new and existing portfolio companies and $8.9 million of repayments were received.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Loans and Debt Securities on Non-Accrual Status

We will generally not accrue interest on loans and debt securities if principal or interest cash payments are past due 30 days or more and/or we have reason to doubt our ability to collect such interest. As of March 31, 2015 and December 31, 2014, we had no loans on non-accrual status.

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

Comparison of the Three Months ended March 31, 2015 and 2014

Investment Income

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Interest on our debt securities is payable both quarterly and monthly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

For the three months ended March 31, 2015, total investment income totaled $8.2 million, a $4.2 million increase from $4.0 million of total investment income for the three months ended March 31, 2014. This increase was attributable to an increase in the portfolio size to 28 portfolio companies as of March 31, 2015 from 13 portfolio companies as of March 31, 2014. This resulted in an increase of $3.7 million of interest income (including PIK). There was also an increase in non-recurring other income of approximately $0.5million due to prepayment penalties, breakage fees and amendment fees.

Operating Expenses

For the three months ended March 31, 2015, operating expenses totaled $1.3 million, a $1.2 million increase from $.120 million as of March 31, 2014. Operating expenses consist of interest and financing fees and general and administrative expenses. For the three months ended March 31, 2015 and March 31, 2014, interest and financing fees were $0.606 million and $0.040 million, respectively.

For the three months ended March 31, 2015, our general and administrative expenses totaled $0.687 million, a $0.608 million increase from $0.079 million as of March 31, 2014. In addition, our efficiency ratio (defined as general and administrative expenses as a percentage of total investment income) was 8.36%.

For the three months ended March 31, 2015 and 2014, we incurred base management fees payable to the Manager of $1.1 million and $ 0.7 million, respectively. For the three months ended March 31, 2015, we incurred incentive fees of $0.8 million, net of waivers. There were no incentive fees earned as of March 31, 2014.

Net Investment Income

As a result of the $4.2 million increase in total investment income and the $2.4 million increase in expenses, net investment income increased by $1.8 million to $4.9 million for the three months ended March 31, 2015 as compared to $3.1 million for the three months ended March 31, 2014.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2015, the net increase in net assets totaled $4.9 million.

For the three months ended March 31, 2014, net increase in net assets resulting from operations totaled $6.5 million.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three month period ended March 31, 2015, we recognized a provision for income tax on unrealized gain on investments of $1.86 million for the Taxable Subsidiaries. For the year ended December 31, 2014, the provision was $1.70 million.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

For the three months ended March 31, 2015, we experienced a decrease in cash and cash equivalents in the amount of $6.0 million. During that period, our operating activities used $1.8 million in cash, primarily in connection with the purchase/repayments of investments and the increase in liabilities due to an increase in management and incentive fees. In addition, financing activities reduced cash by $4.2 million primarily from the paydown of our credit facility. As of March 31, 2015, we had $3.9 million of cash on hand.

For the three months ended March 31, 2014, we experienced an increase in cash and cash equivalents in the amount of $3.9 million. During that period, our operating activities used $26.9 million in cash, primarily in connection with the purchase of new investments. In addition, our financing activities provided cash of $30.9 million primarily from capital contributions received from limited partners. As of March 31, 2014, we had $4.6 million of cash on hand.

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

Financing Transactions

In connection with the Offering, Alcentra entered into a senior secured revolving credit agreement (“Credit Facility”) with ING Capital LLC, as administrative agent and lender. The Credit Facility had an initial commitment of $80 million with an accordion feature that allows for an increase in total commitments to $160 million. On December 22, 2014, Alcentra entered into an Incremental Commitment Agreement with ING Capital LLC and certain lenders thereto which provides for increased commitments under the Credit Facility of $35 million. The Credit Facility has a maturity date of May 8, 2018 and bears interest, at Alcentra’s election, at a rate per annum equal to (i) the one, three or six month LIBOR, as applicable, plus 3.25% or (ii) 2.25% plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5% and (C) three month LIBOR plus 1.0%. The Credit Facility is secured by a first priority security interest in all of Alcentra’s portfolio investments, the equity interests in certain of its direct and indirect subsidiaries and substantially all of its other assets. Alcentra is also subject to customary covenants and events of default typical of a facility of this type. As of March 31, 2015 total commitments under the Credit Facility were $115 million. Borrowings under the facility were $56.9 million and $62.5 million as of March 31, 2015 and December 31, 2014, respectively.

Fund III had entered into a credit agreement under which could borrow an aggregate principal amount of $15 million for the financing of portfolio investments. Borrowings under the credit agreement were $.0 million and $15.0 million as of March 31, 2015 and December 31, 2014, respectively. The credit agreement, which was not assumed by ACC in connection with the acquisition of Fund III Acquired Assets, terminated on April 24, 2014.

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

In addition, Alcentra pays the Adviser an incentive fee under the Advisory Agreement which consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of ACC’s “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a hurdle rate of 2% per quarter (8% annualized), and is subject to a “catch-up” feature. The second part is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the Advisory Agreement, as of the termination date) and equals 20% of ACC’s aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. See Note 6.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. Our off-balance sheet arrangements consisted of $13.9 million and $12.3 million of unfunded commitments to provide debt financing to one of our portfolio companies as of March 31, 2015 and December 31, 2014, respectively.

Recent Developments

Subsequent to March 31, 2015, the following activity occurred:

On April 2, 2015, Alcentra funded a $10,000,000 investment in Radiant Logistics, Inc.(12.0 % subordinated note)

On April 6, 2015, a $0.34 per share dividend was paid to shareholders of record March 31, 2015

On April 15, 2015, Alcentra completed a $40 million note offering program which commenced on January 29, 2015. The unsecured notes mature on January 15, 2022, February 15, 2020, March 15, 2020 and April 15, 2020. The Notes bear interest at a rate of 6.5% and 6.375% semi-annually and have maturities ranging from five to seven years. The net proceeds of $39.2 million were used to reduce the outstanding borrowings on the credit facility.

On April 30, 2015, Alcentra funded a $9,500,000 investment in Alarm Capital Alliance,LLC (13% Cash, 3.25% PIK subordinated note)

On April 30, 2015, the Company amended its senior subordinated note investment in Battery Solutions, LLC and Battery Solutions Holdings, LLC. Approximately $3.3 million of the senior subordinated note was converted into Class E Preferred Units and Class F Units. Based on certain financial performance tests, the Company has the right to convert some of the Class E Preferred Units back to subordinated debt (with a corresponding reduction in Class F Units). The amended senior subordinated notes have a 14% coupon (6% cash and 8% PIK), with more of the coupon paid in cash starting in the second year following the conversion as long as certain conditions have been met. Battery Solutions has remained current on all their interest payments throughout this period. In addition, the fair market value of this investment was written up as EBITDA improved by 13% on a year-over-year basis.

On May 11, 2015, the Board of Directors approved the 2015 Second quarter dividend of $0.34 per share for shareholders of record date June 30, 2014 and payable July 6, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three months ended March 31, 2015 and March 31, 2014, 40% and 12% , or 10 and 1 of the loans in our portfolio bore interest at floating rates, respectively. In the future, we expect other loans in our portfolio will have floating rates. For the three months ended March 31, 2015 and March 31, 2014, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: May 12, 2015

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