Form 10-Q
period 2015-06-30
Alcentra Capital Corp
filed 2015-08-11
CIK 1578620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-36447

ALCENTRA CAPITAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-2961489
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, 7 th Floor

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

There were 13,516,766 shares of the Registrant’s common stock outstanding as of August 11, 2015.

ALCENTRA CAPITAL CORPORATION

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Consolidated Financial Statements of Alcentra Capital Corporation:

Consolidated Statement of Assets and Liabilities as of June 30, 2015 (unaudited) and December 31, 2014 (audited)	1

Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2015 and for the period from May 8,2014 (commencement of operations) to June 30, 2014 (unaudited)	2

Consolidated Statement of Changes in Net Assets for the Six Months Ended June 30, 2015 and for the period from May 8, 2014 (commencement of operations) to June 30, 2014 (unaudited)	3

Consolidated Statement of Cash Flows for the Three and Six Months Ended June 30, 2015 and for the period from May 8, 2014 (commencement of operations) to June 30, 2014 (unaudited)	4

Consolidated Schedule of Investments as of June 30, 2015 (unaudited) and December 31, 2014 (audited)	5

Notes to Unaudited Consolidated Financial Statements	13

Financial Statements of BNY Mellon-Alcentra Mezzanine III, L.P.:

Statement of Operations for the period from April 1, 2014 to May 7,2014 and for the period from January 1, 2014 to May 7, 2014 (unaudited)

Statement of Changes in Net Assets for the period from January 1, 2014 to May 7, 2014 (unaudited)

Statement of Cash Flows for the period from January 1, 2014 to May 7, 2014 (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION	41

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	41

SIGNATURES	42

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

Item 1. Financial Statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Assets and Liabilities

	Alcentra Capital Corporation and Subsidiary	Alcentra Capital Corporation and Subsidiary
	As of June 30, 2015 (Unaudited)	As of December 31, 2014
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $188,206,865 and $165,921,535, respectively)	$189,074,441	$167,325,100
Non-controlled, affiliated investments, at fair value (cost of $63,034,876 and $61,564,299, respectively)	66,136,367	61,253,192
Controlled, affiliated investments, at fair value (cost $27,001,798 and $26,596,938, respectively)	30,078,391	30,055,562
Total of portfolio investments, at fair value (cost $278,243,539 and $254,082,772, respectively)	285,289,199	258,633,854
Cash	3,806,606	10,022,617
Dividends and interest receivable	1,249,225	1,417,500
Receivable for investments sold	—	4,753
Deferred financing costs	1,719,764	1,986,520
Deferred note offering costs	1,040,510	25,743
Prepaid expenses and other assets	36,444	128,388
Total Assets	$293,141,748	$272,219,375
Liabilities
Credit facility payable	$38,054,738	$62,499,154
Notes payable	40,000,000	—
Payable for investments purchased	—	8,717
Other accrued expenses and liabilities	287,044	539,417
Directors’ fees payable	75,250	85,692
Professional fees payable	518,261	409,628
Interest and credit facility expense payable	780,522	216,476
Management fee payable	1,219,963	615,668
Income-based incentive fee payable	1,203,128	—
Capital gains incentive fees payable	434,217	—
Distributions payable	4,595,700	4,595,700
Unearned structuring fee revenue	575,759	517,339
Income tax liability	187,738	45,272
Deferred tax liability	2,078,371	1,697,004
Total Liabilities	90,010,691	71,230,067

Commitments and Contingencies (Note 13)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,516,766 and 13,516,766 shares issued and outstanding, respectively)	13,517	13,517
Additional paid-in capital	197,765,758	197,838,155
Accumulated net realized gain (loss)	(74,737)	71,712
Undistributed net investment income	646,968	211,846
Net unrealized appreciation (depreciation) on investments, net of provision for taxes of $2,266,109 and $1,697,004 as of June 30, 2015 and December 31, 2014, respectively	4,779,551	2,854,078
Total Net Assets	203,131,057	200,989,308
Total Liabilities and Net Assets	$293,141,748	$272,219,375

Net Asset Value Per Share	$15.03	$14.87

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Operations

	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.	Alcentra Capital Corporation and Subsidiary	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.	Alcentra Capital Corporation and Subsidiary
	For the three months ended June 30, 2015 (Unaudited)	For the period from April 1, 2014 through May 7, 2014 (Unaudited)	For the period from May 8, 2014 through June 30, 2014 (Unaudited)	For the six months ended June 30, 2015 (Unaudited)	For the period from January 1, 2014 through May 7, 2014 (Unaudited)	For the period from May 8, 2014 through June 30, 2014 (Unaudited)

Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$4,286,969	$942,684	$1,694,875	$8,444,528	$2,335,475	$1,694,875
Paid-in-kind interest income from portfolio investments	1,166,440	196,299	469,072	1,902,164	569,637	469,072
Other income from portfolio investments	295,386	544,872	—	955,282	649,961	—
Dividend income from portfolio investments	302,874	—	—	302,874	251,752	—
From non-controlled, affiliated investments:
Interest income from portfolio investments	988,949	364,795	574,922	2,208,005	1,089,807	574,922
Paid in-kind income from portfolio investments	631,046	146,467	252,888	1,242,545	341,850	252,888
Other income from portolio investments	20,527	766,907	—	48,885	788,083	—
From controlled, affiliated investments:
Interest income from portfolio investments	582,229	255,633	458,872	1,158,209	769,953	458,872
Paid in-kind income from portfolio investments	206,077	115,201	183,995	404,858	521,321	183,995
Other income from portfolio investments	27,043	433,573	—	64,843	444,055	—
Total investment income	8,507,540	3,766,431	3,634,624	16,732,193	7,761,894	3,634,624

Expenses:
Management fees	1,219,963	—	524,548	2,367,968	699,473	524,548
Income-based incentive fee	397,028	—	—	1,203,128	—	—
Capital gains incentive fees	434,217	—	—	1,435,684	—	—
Professional fees	170,549	5,315	83,570	359,935	84,642	83,570
Valuation services	100,010	—	—	222,915	—	—
Interest and credit facility expense	1,067,118	9,267	290,134	1,673,006	50,214	290,134
Amortization of deferred financing costs	195,770	—	—	379,257	—	—
Directors’ fees	76,191	—	80,000	114,191	—	80,000
Insurance expense	68,006	—	—	137,541	—	—
Organization expenses	—	—	180,953	—	—	180,953
Other expenses	129,339	7	20,792	213,512	7	20,792
Total expenses	3,858,191	14,589	1,179,997	8,107,137	834,336	1,179,997
Waiver of capital gains incentive fees	—	—	—	(1,001,467)	—	—
Waiver of income-based incentive fee	—	—	—	—	—	—
Net expenses	3,858,191	14,589	1,179,997	7,105,670	834,336	1,179,997
Net investment income	4,649,349	3,751,842	2,454,627	9,626,523	6,927,558	2,454,627

Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(146,703)	(42,448)	—	(146,449)	51,961	—
Non-controlled, affiliated investments	—	—	—	—	—	—
Controlled, affiliated investments	—	—	—	—	—	—
Net realized gain (loss) from portfolio investments	(146,703)	(42,448)	—	(146,449)	51,961	—
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	587,925	239,964	(52,193)	(535,989)	2,974,591	(52,193)
Non-controlled, affiliated investments	2,016,324	(182,597)	(149,511)	3,412,598	—	(149,511)
Controlled, affiliated investments	(286,458)	(279,333)	1,534,177	(382,031)	—	1,534,177
Net change in unrealized appreciation (depreciation) from portfolio investments	2,317,791	(221,966)	1,332,473	2,494,578	2,974,591	1,332,473
Benefit/(Provision) for taxes on unrealized gain on investments	(406,781)	—	—	(569,105)	—	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	1,764,307	(264,414)	1,332,473	1,779,024	3,026,552	1,332,473
Net Increase in Net Assets Resulting from Operations	$6,413,656	$3,487,428	$3,787,100	$11,405,547	$9,954,110	$3,787,100

Basic and diluted:
Net investment income per share	$0.34	N.A.	$0.18	$0.71	N.A.	$0.18
Earnings per share	$0.47	N.A.	$0.28	$0.84	N.A.	$0.28
Weighted Average Shares of Common Stock Outstanding	13,516,766	N.A.	13,516,766	13,516,766	N.A.	13,516,766
Dividends declared per common share	$0.340	N.A.	$0.178	$0.680	N.A.	$0.178

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Changes in Net Assets

	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.	Alcentra Capital Corporation and Subsidiary
	For the six months ended June 30, 2015 (unaudited)	For the period from January 1, 2014 through May 7, 2014 (unaudited)	For the period from May 8, 2014 through June 30, 2014 (unaudited)
Beginning Balances
General Partner	N.A.	4,967,879	N.A.
Limited Partners	N.A.	105,671,548	N.A.
Total Beginning Balances	N.A.	110,639,427	N.A.
Capital contributions
General Partner	N.A.	-	N.A.
Limited Partners	N.A.	58,915,014	N.A.
Total	N.A.	58,915,014	N.A.
Distributions
General Partner	N.A.	-	N.A.
Limited Partners	N.A.	(3,941,341)	N.A.
Total	N.A.	(3,941,341)	N.A.
Net increase in net assets resulting from operations
General Partner	N.A.	924,600	N.A.
Limited Partners	N.A.	9,029,510	N.A.
Total	N.A.	9,954,110	N.A.
Carried interest allocation
General Partner	N.A.	(5,966,619)	N.A.
Limited Partners	N.A.	5,966,619	N.A.
Total	N.A.	-	N.A.
Total - General Partner	N.A.	(74,140)	N.A.
Total - Limited Partners	N.A.	175,641,350	N.A.
Ending Balance	N.A.	$175,567,210	N.A.

Increase (decrease) in net assets resulting from operations
Net investment income	$9,626,523	N.A.	$2,454,627
Net realized gain (loss) on investments	(146,449)	N.A.	-
Net change in unrealized appreciation (depreciation) on investments	2,494,578	N.A.	1,332,473
Benefits/(Provision) for taxes on unrealized gain on investments	(569,105)	N.A.	-
Net increase (decrease) in net assets resulting from operations	11,405,547	N.A.	3,787,100

Capital transactions
Proceeds from issuance of common stock from initial public offering (net of sales load)	-	N.A.	107,912,490
Proceeds from issuance of common stock to Limited Partners	-	N.A.	91,500,000
Offering costs	(72,397)	N.A.	(1,249,994)
Net increase (decrease) in net assets resulting from capital transactions	(72,397)	N.A.	198,162,496

Distributions to shareholders from:
Net investment income	(9,191,401)	N.A.	(2,405,984)
Realized gains	-	N.A.	-
Total distributions to shareholders	(9,191,401)	N.A.	(2,405,984)

Total increase (decrease) in net assets	2,141,749	N.A.	199,543,612

Net assets at beginning of period	200,989,308	N.A.	1,500
Net assets at end of period [including Accumulated net investment income of $646,968 and $48,643, respectively]	$203,131,057	N.A.	$199,545,112

 See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Cash Flows

	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.	Alcentra Capital Corporation and Subsidiary
	For the six months ended June 30, 2015 (Unaudited)	For the period from January 1, 2014 through May 7, 2014 (Unaudited)	For the period from May 8, 2014 through June 30, 2014 (Unaudited)
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$11,405,547	$9,954,110	$3,787,100

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from portfolio investments	146,449	(51,961)	—
Net change in unrealized (appreciation) depreciation of portfolio investments	(2,494,578)	(2,974,591)	(1,332,473)
Deferred tax liability	381,367	—	—
Paid in-kind interest income from portfolio investments	(3,549,567)	(1,432,808)	(905,955)
Accretion of discount on debt securities	(276,958)	(2,122,109)	(358,706)
Purchases of portfolio investments	(52,542,290)	(48,769,079)	(108,502,613)
Net proceeds from sales/return of capital of portfolio investments	32,061,599	15,780,666	2,355,571
Amortization of deferred financing costs	379,257	—	70,779

(Increase) decrease in operating assets:
Dividends and interest receivable	168,275	87,770	(560,915)
Receivable for investments sold	4,753	—	—
Due from Limited Partners	—	(30,023)	—
Prepaid expenses and other assets	91,944	348,518	(256,101)
Increase (decrease) in operating liabilities:
Payable for investments purchased	(8,717)	—	—
Other accrued expenses and liabilities	(252,373)	25,661	83,570
Accrued organization and offering costs	—	—	442,029
Due to affiliate	—	(5,940)	—
Directors' fees payable	(10,442)	—	80,000
Professional fees payable	108,633	—	—
Interest and credit facility expense payable	564,046	(15,614)	93,623
Management fee payable	604,295	(714,014)	524,547
Income-based incentive fees payable	1,203,128	—	—
Capital gains-based incentive fee payable	434,217	—	—
Unearned structuring fee revenue	58,420	—	—
Income tax	142,466	—	—
Net cash used in operating activities	(11,380,529)	(29,919,414)	(104,479,544)

Cash Flows from Financing Activities
Proceeds from issuance of common stock from initial public offering	—	—	107,912,490
Proceeds from bridge facility	—	—	94,126,403
Payment of bridge facility	—	—	(94,126,403)
Financing costs paid	(112,501)	—	(1,629,075)
Offering costs paid	(1,087,164)	—	—
Proceeds from credit facility payable	102,452,027	15,000,000	29,989,154
Repayments of credit facility payable	(126,896,443)	(30,000,000)	(7,387,500)
Proceeds from notes payable	40,000,000	—	—
Distributions paid to shareholders	(9,191,401)	—	—
Capital contributions received from Partners	—	58,834,796	—
Cash distributions paid to Partners	—	(3,941,341)	—
Net cash provided by (used in) financing activities	5,164,518	39,893,455	128,885,069
Increase (decrease) in cash and cash equivalents	(6,216,011)	9,974,041	24,405,525
Cash at beginning of period	10,022,617	729,431	1,500
Cash and Cash Equivalents at End of Period	$3,806,606	$10,703,472	$24,407,025

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$1,857,795	$65,828	$196,511
Accrued offering costs	$2,485	$—	$1,249,994
Accrued distributions payable	$4,595,700	$168	$2,405,984
Acquisition of investments via exchange of common shares of the Company	$—	$—	$91,500,000

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments

As of June 30, 2015

(Unaudited)

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)(8)	Fair Value	% of Net Assets

Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 93.08%

Senior Secured - First Lien — 36.82%

A2Z Wireless Holdings, Inc. (2), (4)	Telecommunications	LIBOR + 11.75%		3/31/2018	8,399,856	$8,231,859	$8,820,000	4.34%
Aphena Pharma Solutions (3)	Packaging	8.50% Cash, 2.0% PIK		3/3/2019	3,754,183	3,754,183	3,754,183	1.85%
Black Diamond Rentals	Oil & Gas Services	12% Cash, 2.0% PIK		7/8/2018	12,895,952	12,895,952	13,024,952	6.41%
Datascan Holdings, Inc. (4)	Business Services	LIBOR + 9.50%	1.00%	12/17/2018	3,000,000	3,000,000	3,000,000	1.48%
HealthFusion, Inc.	Healthcare Services	13% Cash		10/7/2018	5,750,000	5,750,000	5,980,000	2.94%
IGT (2),(4)	Industrial Services	LIBOR + 8.50% Cash	1.00%	12/10/2019	9,181,250	9,079,817	9,181,250	4.52%
North Atlantic Petroleum (5)	Retail Distribution	10.75% Cash		11/13/2017	12,840,829	12,840,829	13,497,000	6.65%
Response Team Holdings LLC (4)	Restoration Services	LIBOR + 8.50% Cash, 1.00% PIK	2.00%	3/28/2019	9,329,545	9,329,545	9,329,545	4.59%
Stancor, Inc. (4)	Wholesale/Distribution	LIBOR + 8.0%	0.75%	8/19/2019	7,000,000	7,000,000	7,000,000	3.45%
Triton Technologies (3)	Call Center Services	8.50% Cash, 2.0% PIK		10/23/2018	1,200,000	1,187,176	1,200,000	0.59%
Total Senior Secured - First Lien						73,069,361	74,786,930	36.82%
Senior Secured - Second Lien — 21.90%

Alpine Waste (2), (4)	Waste Services	LIBOR + 9.0% Cash, 0.5% PIK	1.00%	12/30/2020	9,022,890	$9,022,890	$9,022,890	4.44%
Bioventus (4)	Healthcare: Orthopedic Products	LIBOR +10.0% Cash	1.00%	4/10/2020	12,000,000	11,790,031	12,000,000	5.91%
Conisus LLC (4)	Healthcare Services	LIBOR + 10.25% Cash	1.00%	6/23/2021	11,750,000	11,750,000	11,750,000	5.78%
Nation Safe Drivers (NSD) (4)	Automotive	LIBOR + 8.0%	2.00%	9/29/2020	11,721,154	11,721,154	11,721,154	5.77%
Total Senior Secured - Second Lien						44,284,075	44,494,044	21.90%
Senior Subordinated — 22.07%

Alarm Capital Alliance LLC	Services: Consumer	13% Cash, 3.25% PIK		7/9/2018	9,553,174	$9,553,174	$9,553,174	4.70%
Dentistry For Children, Inc. (2)	Healthcare Services	11% Cash, 2.25% PIK		9/1/2017	14,670,667	14,670,667	14,670,667	7.22%
GST Autoleather	Automotive	11% Cash, 2.0% PIK		1/11/2021	8,159,208	8,159,208	8,159,208	4.02%
Media Storm, LLC	Media & Entertainment	10% Cash		8/28/2019	2,454,545	2,454,545	2,454,545	1.21%
Radiant Logistics (4), (5)	Transportation: Cargo	LIBOR + 11% Cash	1.00%	4/2/2021	10,000,000	10,000,000	10,000,000	4.92%
Total Senior Subordinated						44,837,594	44,837,594	22.07%
Equity/Other — 12.29%

City Carting Holding Company, Inc., Series A Preferred Shares(7)	Waste Management	22% PIK		8/31/2015	8,316,783	$8,316,783	$8,316,783	4.09%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of June 30, 2015

(Unaudited)

					No. Shares/
		Interest	Base Rate	Maturity	Principal			% of Net
Company***	Industry	Rate	Floor	Date	Amount	Cost(1)(8)	Fair Value	Assets

Series B Preferred Shares(7)		18% PIK		8/31/2015	4,152,842	$4,152,842	$3,652,844	1.80%
						12,469,625	11,969,627	5.89%
Dentistry For Children, Inc., Class A-1 Units(6)	Healthcare Services				2,000,000	2,774,000	2,774,000	1.37%
HealthFusion, Inc., Warrants(6)	Healthcare Services				418,000	418,000	893,000	0.44%
IGT,
Preferred Shares(6)	Industrial Services				1,019,078	1,019,078	1,019,078	0.50%
Common Shares(6)					44,000	44,000	44,000	0.02%
						1,063,078	1,063,078	0.52%
Media Storm, LLC, Preferred Shares(6)	Media & Entertainment				1,216,204	2,346,964	1,312,000	0.65%
Response Team Holdings LLC,
Preferred Shares	Restoration Services	12% PIK		3/28/2019	2,759,168	2,759,168	2,759,168	1.36%
Warrants(6)					5	—	—	—
						2,759,168	2,759,168	1.36%
Wholesome
Sweeteners, Inc.,
Common Shares(6)	Food & Beverage				5,000	4,185,000	4,185,000	2.06%
Total Equity/Other						26,015,835	24,955,873	12.29%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						188,206,865	189,074,441	93.08%
Investments in Non-Controlled, Affiliated Portfolio Companies — 35.56%*
Senior Secured - First Lien — 1.91%
Show Media, Inc.	Media & Entertainment	5.5% Cash, 5.5% PIK		8/10/2017	3,874,585	$3,614,520	$3,874,585	1.91%
Total Senior Secured - First Lien						3,614,520	3,874,585	1.91%
Senior Secured - Second Lien — 5.91%
Southern Technical Institute, Inc. (4)	Education	LIBOR + 9.75%	1.00%	12/2/2020	12,000,000	$12,000,000	$12,000,000	5.91%
Total Senior Secured - Second Lien						12,000,000	12,000,000	5.91%
Senior Subordinated — 14.00%
ACT Lighting	Wholesale	12% Cash, 2% PIK		7/24/2019	8,420,437	$8,273,322	$8,420,437	4.14%
		8% PIK		7/24/2020	1,886,409	1,725,192	1,886,409	0.93%
						9,998,514	10,306,846	5.07%
Battery Solutions, Inc.	Environmental/Recycling Services	6% Cash, 8% PIK		12/20/2018	1,963,514	1,963,514	1,963,514	0.97%
DBI Holding, LLC	Infrastructure Maintenance	12% Cash, 4% PIK		9/6/2019	8,850,904	8,850,904	8,850,904	4.36%
		16% PIK		9/6/2019	7,793,947	7,370,901	7,317,286	3.60%
						16,221,805	16,168,190	7.96%
Total Senior Subordinated						28,183,833	28,438,550	14.00%
Equity/Other — 10.74%
ACT Lighting, Warrants (6)	Wholesale			7/24/2019	143,000	$143,000	$1,135,000	0.56%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of June 30, 2015

(Unaudited)

					No. Shares/
		Interest	Base Rate	Maturity	Principal			% of Net
Company***	Industry	Rate	Floor	Date	Amount	Cost(1)(8)	Fair Value	Assets

Battery Solutions, Inc.,	Environmental/Recycling
Class A Units(6)	Services				5,000,000	$1,058,000	$—	—
Class E Units(6)		8% PIK		12/20/2018	3,379,417	3,379,417	3,379,417	1.66%
						4,437,417	3,379,417	1.66%
DBI Holding, LLC,	Infrastructure
Warrants(6)	Maintenance			3/6/2024	519,412	519,412	2,192,738	1.08%
Net Access Corporation, Class A Units(6)	Technology				3,000,000	8,112,000	10,704,999	5.27%
Show Media, Inc., Units(6)	Media & Entertainment				4,092,210	3,747,428	416,002	0.20%
Southern Technical Institute, Inc.,
Class A Units(6)	Education				3,164,063	2,167,000	3,813,076	1.88%
Warrants(6)					110,267	110,266	182,000	0.09%
						2,277,266	3,995,076	1.97%
Total Equity/Other						19,236,523	21,823,232	10.74%
Total Investments in Non-Controlled, Affiliated Portfolio Companies						63,034,876	66,136,367	32.56%
Investments in Controlled, Affiliated Portfolio Companies — 14.81%**
Senior Secured - First Lien — 9.05%
DRC Emergency	Disaster Recovery
Services	Services	10% Cash		1/11/2020	5,000,000	$5,000,000	$5,000,000	2.46%
		8% Cash		6/30/2016	666,560	666,560	666,120	0.33%
						5,666,560	5,666,120	2.79%
FST Technical Services, LLC	Technology & Telecom	12% Cash, 2% PIK		11/18/2018	12,500,000	12,500,000	12,715,000	6.26%
Total Senior Secured - First Lien						18,166,560	18,381,120	9.05%
Equity/Other — 5.76%
DRC Emergency Services, Preferred Shares	Disaster Recovery Services	10% PIK			8,290,318	$7,028,696	$7,117,271	3.50%
FST Technical Services, LLC, Common Shares	Technology & Telecom	9% PIK			1,750,000	1,806,542	4,580,000	2.26%
Total Equity/Other						8,835,238	11,697,271	5.76%
Total Investments in Controlled, Affiliated Portfolio Companies						27,001,798	30,078,391	14.81%
Total Investments						278,243,539	285,289,199	140.45%
Liabilities In Excess Of Other Assets							(82,158,142)	(40.45)%
Net Assets							$203,131,057	100.00%

*	Denotes investments in which the Partnership is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2015 in these affiliated investments are as follows:

	Fair Value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	June 30,
Name of Issuers	2014	Addition	Reductions	Other income	2015
ACT Lighting	$10,849,399	$157,684	$-	$683,705	$11,441,846
Battery Solutions, Inc.	4,576,000	3,466,032	3,333,333	332,160	5,342,931
DBI Holding, LLC	16,102,785	845,465	-	1,431,503	18,360,928
Net Access Corporation	9,412,000	-	-	20,164	10,704,999
Show Media, Inc.	4,596,000	6,892,641	6,785,946	379,791	4,290,587
Southern Technical Institute, Inc.	15,717,008	-	-	652,112	15,995,076
	$61,253,192	$11,361,824	$10,119,279	$3,499,435	$66,136,367

**	Denotes investments in which the Partnership is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2015 in these affiliated and controlled investments are as follows:

	Fair value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	June 30,
Name of Issuers	2014	Addition	Reductions	Other income	2015
The DRC Group	$12,596,562	$404,858	$-	$683,206	$12,783,391
FST Technical Services, LLC	17,459,000	-	-	944,704	17,295,000
	$30,055,562	$404,858	$-	$1,627,910	$30,078,391

***	Pledged as collateral under the Credit Facility with ING Capital LLC.

(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.

 See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of June 30, 2015

(Unaudited)

(2)	The investment has an unfunded commitment as of June 30, 2015 which is excluded from the presentation (see Note 13).
(3)	The investments are guaranteed by Enhanced Equity Fund, L.P. ("EEF")
(4)	The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.
(5)	Investment is not a qualifying investment as defined under section 55 (a) of the investment Company act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.
(6)	Non-income producing security.
(7)	City Carting Holding Company, Inc. is in the process of exploring strategic alternatives. As a result, maturity dates of Preferred Shares are likely to be extended.
(8)	The tax cost of the Company’s investments as of June 30, 2015 approximates their amortized cost.

Abbreviation Legend

PIK - Payment-In-Kind

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2014

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost (1)	Fair Value	% of Net Assets

Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 83.25%

Senior Secured - First Lien — 36.94%

Aphena Pharma Solutions	Packaging	8.50% Cash, 2.0% PIK		3/3/2019	3,716,716	$3,716,716	$3,716,716	1.85%
Black Diamond Rentals	Oil & Gas Services	12% Cash, 2.0% PIK		7/8/2018	12,767,248	12,767,248	13,044,000	6.49%
Datascan Holdings, Inc.	Business Services	LIBOR + 9.75%	1.00%	12/17/2018	3,000,000	3,000,000	3,000,000	1.49%
HealthFusion, Inc. (2)	Healthcare Services	13% Cash		10/7/2018	5,750,000	5,750,000	5,980,000	2.97%
IGT (2)	Industrial Services	LIBOR + 8.50% Cash	1.00%	12/10/2019	9,000,000	8,893,250	9,000,000	4.48%
North Atlantic Petroleum (3)	Retail Distribution	10.75% Cash		11/13/2017	14,625,000	14,625,000	14,625,000	7.28%
Response Team Holdings LLC	Restoration Services	LIBOR + 8.50% Cash, 1.00% PIK	2.00%	3/28/2019	9,518,307	9,518,307	9,520,288	4.74%
Stancor, Inc.	Wholesale/Distribution	LIBOR + 8.0%	0.75%	8/19/2019	7,000,000	7,000,000	7,000,000	3.48%
Triton Technologies	Call Center Services	8.50% Cash, 2.0% PIK		10/23/2018	1,200,000	1,185,145	1,201,000	0.60%
Well Biz Brands	Consumer Services	8.50% Cash, 2.0% PIK		10/23/2018	7,167,144	7,167,144	7,167,144	3.56%
Total Senior Secured - First Lien						73,622,810	74,254,148	36.94%

Senior Secured - Second Lien — 17.29%

Alpine Waste (2)	Waste Services	LIBOR + 9.0% Cash, 0.5% PIK	1.00%	12/30/2020	9,000,000	$9,000,000	$9,000,000	4.48%
Bioventus	Healthcare: Orthopedic Products	LIBOR + 10.0% Cash	1.00%	4/10/2020	12,000,000	11,760,000	12,000,000	5.97%
Nation Safe Drivers (NSD) (2)	Automotive	LIBOR + 8.0%	2.00%	9/29/2020	6,173,798	6,173,798	6,173,798	3.07%
Puerto Rico Cable Acquisition Company d/b/a Choice Cable TV	Media: Broadcasting & Subscription	LIBOR + 8.50%	1.00%	5/30/2019	7,500,000	7,397,404	7,575,000	3.77%
Total Senior Secured - Second Lien						34,331,202	34,748,798	17.29%

Senior Subordinated — 12.46%

Dentistry For Children, Inc. (2)	Healthcare Services	11% Cash, 2.25% PIK		9/1/2017	14,506,700	$14,506,700	$14,506,700	7.22%
GST Autoleather	Automotive	11% Cash, 2.0% PIK		1/11/2021	8,077,778	8,077,778	8,077,778	4.02%
Media Storm, LLC	Media & Entertainment	10% Cash		8/28/2019	2,454,545	2,454,545	2,454,545	1.22%
Total Senior Subordinated						25,039,023	25,039,023	12.46%

Equity/Other — 16.56%

American Addiction Centers, Series A Redeemable Preferred Equity (4)	Healthcare & Pharmaceuticals	12% Cash		4/15/2017	8,000,000	$8,000,000	$8,160,000	4.06%

See notes to consolidated financial statements

Alcentra Capital Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost (1)	Fair Value	% of Net Assets

City Carting Holding Company, Inc., Series A Preferred Shares	Waste Management	7% Cash, 15% PIK		4/30/2015	7,478,639	$7,478,639	$7,478,639	3.72%
Series B Preferred Shares		10% Cash, 8% PIK			3,876,840	3,876,840	3,876,840	1.93%
						11,355,479	11,355,479	5.65%
Dentistry For Children, Inc., Class A-1 Units (5)	Healthcare Services				1,500,000	2,203,000	2,262,000	1.13%
HealthFusion, Inc., Warrants (5)	Healthcare Services				418,000	418,000	754,000	0.38%
IGT, Preferred Shares (5)	Industrial Services				962,651	962,651	962,651	0.48%
Common Shares (5)					44,000	44,000	44,000	0.02%
						1,006,651	1,006,651	0.50%
Media Storm, LLC, Preferred Shares (5)	Media & Entertainment				1,216,204	2,346,964	2,555,000	1.27%
Response Team Holdings LLC, Preferred Shares	Restoration Services	12% PIK		3/28/2019	2,598,406	2,598,406	2,599,001	1.29%
Response Team Holdings LLC, Warrants (5)					5	—	—	—
Wholesome Sweeteners, Inc., Common Shares (5)	Food & Beverage				5,000	5,000,000	4,591,000	2.28%
Total Equity/Other						32,928,500	33,283,131	16.56%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						165,921,535	167,325,100	83.25%

Investments in Non-Controlled, Affiliated Portfolio Companies — 30.48% *

Senior Secured - First Lien — 2.29%

Show Media, Inc.	Media & Entertainment	11.0% PIK		8/10/2017	7,535,778	$6,761,028	$4,596,000	2.29%
Total Senior Secured - First Lien						6,761,028	4,596,000	2.29%

Senior Secured - Second Lien — 5.97%

Southern Technical Institute, Inc.	Education	LIBOR + 9.75%	1.00%	12/2/2020	12,000,000	$12,000,000	$12,000,000	5.97%
Total Senior Secured - Second Lien						12,000,000	12,000,000	5.97%

Senior Subordinated — 14.90%

ACT Lighting	Wholesale	12% Cash, 2% PIK		7/24/2019	8,336,399	$8,177,158	$8,336,399	4.15%
	8% PIK			7/24/2020	1,812,763	1,640,216	1,680,000	0.84%
						9,817,374	10,016,399	4.99%
Battery Solutions, Inc.	Environmental/Energy Services	12% Cash, 2% PIK		12/20/2018	5,210,232	5,210,232	4,576,000	2.28%
DBI Holding, LLC	Infrastructure Maintenance	12% Cash, 1% PIK		9/6/2019	8,631,785	8,631,785	8,631,785	4.29%
	13% PIK			9/6/2019	7,167,600	6,709,880	6,723,000	3.34%
						15,341,665	15,354,785	7.63%
Total Senior Subordinated						30,369,271	29,947,184	14.90%

See notes to consolidated financial statements

Alcentra Capital Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost (1)	Fair Value	% of Net Assets

Equity/Other — 7.32%

ACT Lighting, Warrants (5)	Wholesale			7/24/2019	143,000	$143,000	$833,000	0.41%
Battery Solutions, Inc., Class A Units (5)	Environmental/Energy Services				5,000,000	1,058,000	—	—
DBI Holding, LLC, Warrants (5)	Infrastructure Maintenance			3/6/2024	519,412	519,412	748,000	0.37%
Net Access Corporation, Class A Units (5)	Technology				3,000,000	8,112,000	9,412,000	4.68%
Show Media, Inc., Units (5),(6)	Media & Entertainment				324,321	324,321	—	—
Southern Technical Institute, Inc., Class A Units (5)	Education				3,164,063	2,167,000	3,606,741	1.80%
Warrants (5)					110,267	110,267	110,267	0.06%
						2,277,267	3,717,008	1.86%
Total Equity/Other						12,434,000	14,710,008	7.32%
Total Investments in Non-Controlled, Affiliated Portfolio Companies						61,564,299	61,253,192	30.48%

Investments in Controlled, Affiliated Portfolio Companies — 14.95% **

Senior Secured - First Lien — 9.23%

DRC Emergency Services	Disaster Recovery Services	10% Cash		1/11/2020	5,000,000	$5,000,000	$5,000,000	2.49%
	8% Cash			6/30/2016	666,560	666,560	666,560	0.33%
						5,666,560	5,666,560	2.82%
FST Technical Services, LLC	Technology & Telecom	12% Cash, 2% PIK		11/18/2018	12,500,000	12,500,000	12,879,000	6.41%
Total Senior Secured - First Lien						18,166,560	18,545,560	9.23%

Equity/Other — 5.72%

DRC Emergency Services, Preferred Shares	Disaster Recovery Services	10% PIK			7,885,459	$6,623,838	$6,930,002	3.44%
FST Technical Services, LLC, Common Shares	Technology & Telecom	9% PIK			1,750,000	1,806,540	4,580,000	2.28%
Total Equity/Other						8,430,378	11,510,002	5.72%
Total Investments in Controlled, Affiliated Portfolio Companies						26,596,938	30,055,562	14.95%
Total Investments						254,082,772	258,633,854	128.68%
Liabilities In Excess Of Other Assets							(57,644,546)	(28.68)%
Net Assets							$200,989,308	100.00%

*	Denotes investments in which the Partnership is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2014 in these affiliated investments are as follows:

	Fair Value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	December 31,
Name of Issuers	2013	Addition	Reductions	Other income	2014
ACT Lighting	$-	$11,419,162	$1,500,000	$685,229	$10,849,399
Battery Solutions, Inc.	6,075,969	68,663	-	819,578	4,576,000
DBI Holding, LLC	-	15,637,081	-	2,240,640	16,102,785
Net Access Corporation	11,964,457	-	3,920,230	359,709	9,855,000
Show Media, Inc.	6,294,000	643,862	-	818,199	4,596,000
Southern Technical Institute, Inc.	10,702,958	787,500	9,520,833	1,177,952	15,717,008
	$35,037,384	$28,556,269	$14,941,063	$6,101,307	$61,696,192

**	Denotes investments in which the Partnership is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2014 in these affiliated and controlled investments are as follows:

	Fair value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	December 31,
Name of Issuers	2013	Addition	Reductions	Other income	2014
The DRC Group	$11,906,520	$8,690,664	$8,774,638	$1,928,028	$12,596,562
FST Technical Services, LLC	14,034,723	37,779	156,873	2,306,535	17,459,000
	$25,941,243	$8,728,443	$8,931,511	$4,234,563	$30,055,562

(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

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

The Company’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies (typically those with $5.0 million to $15.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization) through first lien, second lien, unitranche and mezzanine debt financing, with corresponding equity co-investments. It sources investments primarily through the network of relationships that the principals of its investment adviser have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements of the Partnership and the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 10 of Regulation S-X. Accordingly, certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and have been omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments considered necessary for the fair presentation of financial statements for the interim periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2015.

The accounting records of the Company and the Partnership are maintained in United States dollars.

Alcentra NY purchased the initial 100 shares for $1,500 on March 12, 2014.

Use of Estimates – The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material. The most significant estimates relate to the valuation of the Company’s portfolio investments.

Consolidation – In accordance with Regulation S-X Article 6.03 and ASC Topic 810 - Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.

Portfolio Investment Classification – The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation. “Non-controlled, non-affiliate investments” are defined as investments that are neither Control Investments or Affiliate Investments.

Cash – At June 30, 2015, cash balances totaling $3.8 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.

Deferred Financing Costs – Deferred financing costs consist of fees and expenses paid in connection with the credit facility (as defined in Note 11) and are capitalized at the time of payment. These costs are amortized using the straight line method, which approximate the effective interest method over the term of the credit facility.

Deferred Note Offering Costs – Deferred Note Offering costs consist of fees and expenses paid in connection with the series of Senior Securities issued (as defined in Note 10) and are capitalized at this time as these fees and expenses were incurred before the issuance commenced. These costs are amortized using the straight line method, which approximate the effective interest method over the term of the notes.

Valuation of Portfolio Investments – Portfolio investments are carried at fair value as determined by the General Partner of the Partnership and, in case of the fair value as of June 30, 2015, by the Board of Directors (the “Board”) of Alcentra.

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

With respect to the Company’s valuation process, the Board undertakes a similar multi-step valuation process each quarter, as described below:

•	Alcentra’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•	preliminary valuation conclusions will then be documented and discussed with Alcentra’s senior management and the Adviser;

•	the audit committee of the Board then reviews these preliminary valuations;

•	at least once quarterly, independent valuation firms engaged by the Board prepare preliminary valuations on a selected basis and submit the reports to the Board; and

•	the Board then discusses valuations and determine the fair value of each investment in Alcentra’s portfolio in good faith, based on the input of the Adviser, the independent valuation firms and the audit committee.

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

The Partnership is obligated to reimburse the General Partner for 100% of the placement fee and for organizational costs of the Partnership in an amount not to exceed $1,250,000 on a cumulative basis. Organizational costs paid by the Partnership in excess of $1,250,000 (“Excess Organizational Expenses”) and all placement fees paid by the Partnership will reduce the management fee as described in Note 7. No costs were charged for the Partnership for the six months ended June 30, 2015 or June 30, 2014.

Paid-In-Capital – The Company records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding all commissions

Earnings and Net Asset Value Per Share – Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reported period. Net Asset Value per share is calculated using the number of shares outstanding as of the end of the period.

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

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were no non-accrual investments as of June 30, 2015 and December 31, 2014.

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

Alcentra BDC Equity Holdings LLC has elected to be a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three and six months ended June 30, 2015, we recognized a provision for income tax on unrealized gain on investments of $0.4 million and $0.6 million for the Taxable Subsidiaries, respectively. For the period ended June 30, 2014 we recognized no income tax or benefit related to the taxable subsidiaries. As of June 30, 2015 and December 31, 2014, $2.1 million and $1.7 million was included in the deferred tax liability on the Consolidated Statement of Assets and Liabilities, respectively.

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States – 2010.

As of June 30, 2015, Wholesome Sweeteners and Dentistry for Children were sold from Alcentra BDC Equity Holdings LLC to Alcentra Capital Corporation. This sale resulted in a tax liability which is reflected in our financial statements.

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

Recent Accounting Pronouncements - In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-03 on its consolidated financial statements and disclosures.

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

The following table summarizes the levels in the fair value hierarchy into which the Company and Partnership’s financial instruments are categorized as of June 30, 2015 and December 31, 2014:

As of June 30, 2015:

	Level 1	Level 2	Level 3	Total
Senior Secured – First Lien	$-	$-	$97,042,635	$97,042,635
Senior Secured – Second Lien	-	-	56,494,044	56,494,044
Subordinated Debt	-	-	73,276,144	73,276,144
Equity/Other	-	-	58,476,376	58,476,376
Total investments	$-	$-	$285,289,199	$285,289,199

As of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Senior Secured – First Lien	$-	$-	$97,395,708	$97,395,708
Senior Secured – Second Lien	-	-	46,748,798	46,748,798
Subordinated Debt	-	-	54,986,207	54,986,207
Equity/Other	-	8,160,000	51,343,141	59,503,141
Total investments	$-	$8,160,000	$250,473,854	$258,633,854

During the period from May 8, 2014 to December 31, 2014, our ability to observe valuation inputs has resulted in a reclassification of $8,160,000 investment from Level 3 to Level 2 with no other reclassifications of assets between levels. This transfer was reported at the end of the reporting period in which it occurred. There were no transfers between levels for the six months ended June 30, 2015.

Transfers between levels of the fair value hierarchy are reported at the end of the reporting period in which they occur.

The changes in investments classified as Level 3 are as follows for the six months ended June 30, 2015 and June 30, 2014.

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2015	$97,395,708	$46,748,798	$54,986,207	$51,343,141	$250,473,854
Amortized discounts/premiums	180,877	37,952	58,129	-	276,958
Paid in-kind interest	356,063	22,890	1,388,337	1,782,277	3,549,567
Net realized gain (loss)	2,876	94,675	-	(244,000)	(146,449)
Net change in unrealized appreciation (depreciation)	3,346,883	(207,627)	676,804	(1,161,482)	2,494,578
Purchases	8,988,494	17,297,356	19,500,000	6,756,440)	44,542,290
Sales/Return of capital	(13,228,266)	(7,500,000)	(3,333,333)	-	(24,061,599)
Balance as of June 30, 2015	$97,042,635	56,494,044	73,276,144	58,476,376	285,289,199

Net change in unrealized appreciation(depreciation) from investments still held as of June 30, 2015	$3,346,883	$(207,627)	$676,804	$(1,161,482)	$2,494,578

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of May 8, 2014*	$68,702,696	$-	$60,903,999	$55,221,616	$184,828,311
Amortized discounts/premiums	-	808	357,898	-	358,706
Paid in-kind interest	463,809	-	225,399	216,747	905,955
Net realized gain (loss)	-	-	-	-	-
Net change in unrealized appreciation (depreciation)	260,168	-	237,338	834,967	1,332,473
Purchases	4,645,788	7,387,500	3,000,284	140,730	15,174,302
Sales/Return of capital	(1,855,571)	-	(500,000)	-	(2,355,571)
Balance as of June 30, 2014	$72,216,890	$7,388,308	$64,224,918	$56,414,060	$200,244,176

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2014	$260,168	$-	$237,338	$834,967	$1,332,473

*Investment portfolios acquired from the Partnership and the Warehouse Portfolios

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015:

	Fair Value at			Range
Assets at Fair Value	June 30, 2015	Valuation Technique	Unobservable Input	of Inputs	Weighted Average

Senior Secured - First Lien	$97,042,635	Yield to Maturity	Comparable Market Rate	7.75% - 14.0%	11.39%

Senior Secured - Second Lien	$56,494,044	Yield to Maturity	Comparable Market Rate	10.0% - 11.25%	10.71%

Senior Subordinated	$73,276,144	Yield to Maturity	Comparable Market Rate	8.0% - 23.0%	14.38%

Preferred Ownership	$27,972,561	Market Approach	Enterprise Value/ LTM EBITDA Multiple	7.39x - 8.79x	8.09x

Common Ownership/ Common Warrants	$30,503,813	Market Approach	Enterprise Value/ LTM EBITDA Multiple	10.43x - 10.60x	10.52x

Total	$285,289,199

As of December 31, 2014:

	Fair Value at			Range
Assets at Fair Value	December 31, 2014	Valuation Technique	Unobservable Input	of Inputs	Weighted Average

Senior Secured - First Lien	$97,395,708	Yield to Maturity	Comparable Market Rate	8.75%-36.3%	11.82%

Senior Secured - Second Lien	$46,748,798	Yield to Maturity	Comparable Market Rate	9.5%-11.0%	10.27%

Senior Subordinated	$54,986,207	Yield to Maturity	Comparable Market Rate	13.0%-20.0%	11.23%

Preferred Ownership	$24,402,133	Market Approach	Enterprise Value/LTM EBITDA Multiple	7.56x-8.35x	7.95	x

Common Ownership/Common Warrants	$26,941,008	Market Approach	Enterprise Value/LTM EBITDA Multiple	10.19x-10.99x	10.59	x

Total	$250,473,854

4.	Share Transactions/Partners’ Capital

For the six months ended June 30, 2015, there were no shares issued or proceeds received by the Company.

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

The Partnership held its initial closing on May 14, 2010, accepting capital commitments amounting to $105,850,000 from Limited Partners. Seven additional closings were held subsequent to May 14, 2010. The most recent of which being the final closing, took place on August 10, 2012, bringing total commitments to $210,200,000. As of May 7, 2014, Limited Partners have contributed $226,397,552 or 107.71% of their total capital commitments to the Partnership, respectively. As of May 7, 2014, the capital balances of Class A Limited Partners and Class B Limited Partners amounted to 70.02% and 30.02% of total partners’ capital, respectively.

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

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock for the six months ended June 30, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
March 10, 2015	March 31, 2015	April 6, 2015	$0.340
May 11, 2015	June 30, 2015	July 6, 2015	$0.340

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock for the six months ended June 30, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
June 24, 2014	June 30, 2014	July 7, 2014	$0.178

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

For the period from January 1, 2014 to May 7, 2014, the Partnership made distributions to the General Partner and the Limited Partners totaling $3,941,341. For the period from January 1, 2014 to May 7, 2014, distributions made to Class A Limited Partners and Class B Limited Partners amounted to 70.48% and 29.52% of total distributions, respectively.

Upon the termination of the Partnership, if it is determined that the General Partner has received carried interest distributions in excess of the amount it would have received had such distributions been determined on a cumulative basis, a clawback payment of such excess is required of the General Partner.

Distributions to Limited Partners during the period from January 1, 2014 to May 7, 2014 are broken down as follows:

Return on capital	$3,191,341
Return of capital	750,000
Total	$3,941,341

6.	Allocation of Profits and Losses

Allocations of Partnership profits are made in a manner which is consistent with, and gives effect to, the distribution procedures outlined in Note 5 above. Partnership losses are allocated to all partners in proportion to such partners’ capital commitments or to such partners’ percentage ownership in such investment from which the losses arose, or if there is no such investment, in proportion to their capital commitment. For the period from January 1, 2014 to May 7, 2014, the General Partner was allocated carried interest distributions of $924,600. As a result of the completion of Alcentra’s initial public offering, the General Partner’s allocated carried interest as of May 7, 2014 was reallocated to the Limited Partners in accordance with the provisions of the Partnership’s Limited Partnership Agreement (December 31, 2013, as revised). Accordingly, the carried interest allocated to the General Partner through May 7, 2014 of approximately $6 million was reallocated to the Limited Partners.

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

Capital Gains and Income Incentive Accrual – We accrue payment of the Capital Gains and Income Incentive distribution (the “Incentive Distribution”) to the Investment Manager based on the fair market value of the portfolio at the end of each quarter, which includes the net increase in value in the investment securities, accrued dividends and payment-in-kind interest under the assumption that those assets will be realized in full at the stated values carried on our balance sheet. Please note however, that the actual payment of those Incentive Accruals is based on the cash proceeds collected on those investment securities. The Investment Management Agreement states that we are required to pay these Incentive Distributions based upon the receipt of cash collection in full. Incentive Distributions will be paid based on the cash collected on our investment securities, and therefore may differ in size and timing from when the accrual is reflected on the balance sheet.

For the three and six months ended June 30, 2015, the Company recorded expenses for base management fees of $1,219,963 and $2,367,968, of which none was waived by the Adviser and $1,219,963 was payable at June 30, 2015, respectively. For the period from May 8, 2014 to June 30, 2014, the Company recorded an expense for base management fee of $524,548. For the period from April 1, 2014 through May 7, 2014 and for the period from January 1, 2014 to May 7, 2014 the Partnership recorded $0 and $699,473 in management fees, respectively.

Our Adviser may waive its fees (base management and incentive fee), without recourse against or reimbursement by us, for the remainder of the quarter in which the initial public offering is completed and the subsequent four quarters to the extent required in order for the Company to earn a quarterly net investment income to maintain a targeted dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis). For the three and six months ended June 30, 2015, the Company incurred income-based incentive fees of $397,028 and $1,203,128, of which none was waived by the Adviser. For the three and six months ended June 30, 2015, the Company incurred capital gains incentive fees of $434,217 and $1,435,684, of which $0 and $1,001,467 was waived by the Adviser. For the period from April 1, 2014 through May 7, 2014 and for the period from January 1, 2014 through May 7, 2014 the Partnership recorded no incentive fees.

BNY Mellon-Alcentra Mezzanine III, L.P.

For the period from the Commencement Date to the fifth anniversary of the Final Closing Date, the Partnership will pay to the Manager a management fee at an annual rate equal to the product of 1.50% for each Class A Limited Partner and 1.00% - 1.25% for each Class B Limited Partner, in each case multiplied by such Limited Partner’s capital commitment. After the fifth anniversary of the Final Closing Date, the management fee will be paid at annual rates of 1.50% and 1.00% - 1.25% for Class A Limited Partners and Class B Limited Partners, respectively, in each case multiplied by the aggregate amount of such Limited Partner’s capital contributions used to fund the cost of investments that have not been the subject of a disposition less the aggregate amount of such Limited Partner’s capital contributions with respect to all investments which have not been disposed of prior to the date of such distribution and which have been permanently written off. The management fee is payable quarterly in advance. For the period from January 1, 2014 to May 7, 2014, Class A Limited Partners were charged $751,956, and Class B Limited Partners were charged $242,850 in management fees.

The management fee is reduced by the placement fees and Excess Organization Expenses paid by the Partnership. The management fee is further reduced by 100% of all transaction fees, investment fees, monitoring fees, management fees and directors’ fees received by the General Partner or any affiliate thereof, net of unreimbursed out-of-pocket expenses. For the period from January 1, 2014 to May 7, 2014, there were no placement fees, Excess Organizational Expenses, or fees received by the Manager that reduced management fee expense in the reporting period.

Certain employees of the Manager are Limited Partners of the Partnership. As of May 7, 2014, an affiliate of the Partnership also had a $50.0 million commitment to the Partnership as a Limited Partner. As of May 7, 2014, this Limited Partner has contributed $56,602,997, or 113.21%, of its total capital commitments to the Partnership.

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

For the three and six months ended June 30, 2015 the Company recorded directors' fee expense of $76,191 and $114,191, respectively, of which $75,250 was payable at June 30, 2015. For the period from May 8, 2014 to June 30, 2014 the Company recorded directors' fee expense of $80,000 of which $80,000 was payable at June 30, 2014. For the period from January 1, 2014 to May 7, 2014 the Partnership did not record any directors' fees expense.

9.	Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the six months ended June 30, 2015, the period from May 8, 2014 through June 30, 2014, and the period from January 1, 2014 through May 7, 2014.

	For the six months ended June 30, 2015	For the period from May 8, 2014* through June 30, 2014		For the period from January 1, 2014 through May 7, 2014
Investment purchases, at cost (including PIK interest)	$44,542,290	$16,080,257	**	$50,201,887
Investment sales, proceeds (including Principal payments/paydown proceeds)	24,061,599	2,355,571		15,780,666

*Commencement of operations of the Company

** Excludes $185 million of investment portfolios acquired by the Company from the Partnership and the Warehouse Portfolios (see Note 1)

10.	Alcentra Capital InterNotes®

On January 30, 2015, we entered into a Selling Agent Agreement (the “Selling Agent Agreement”) with Incapital LLC, as purchasing agent for our issuance of $40 million of Alcentra Capital InterNotes® (the “InterNotes® Offering”).

These notes are direct unsecured obligations and each series of notes will be issued by a separate trust (administered by U.S. Bank). These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

During the six months ended June 30, 2015, we issued $40.0 million in aggregate principal amount of our Alcentra Capital InterNotes for net proceeds of $39.2 million. These notes were issued with stated interest rates of 6.25%, 6.375%, 6.5%, and 6.75%. These notes mature between February 15, 2020 and April 15, 2022. For the three and six months ended June 30, 2015, the Company borrowed an average of $34.8 million and $19.0 million with a weighted average interest rate of 6.36% and 6.40%, respectively.

The following table summarizes the Alcentra Capital InterNotes® issued and outstanding during the six months ended June 30, 2015.

Tenor at	Principal	Interest
Origination	Amount	Rate
(in years)	(000’s omitted)	Range	Maturity Date Range
7	$1,331	6.500%	January 15, 2022
5	2,055	6.375%	February 15, 2020
5	1,000	6.375%	February 15, 2020
5	1,050	6.375%	February 15, 2020
5	500	6.375%	March 15, 2020
5	124	6.375%	April 15, 2020
7	87	6.750%	April 15, 2022
5	17,000	6.250%	April 15, 2020
5	16,853	6.500%	April 15, 2020
	$40,000

During the six months ended June 30, 2015, we redeemed $0 aggregate principal amount of our Alcentra Capital InterNotes®. The net proceeds of this offering were used to repay outstanding indebtedness under the Credit Facility.

In connection with the issuance of the Alcentra Capital InterNotes®, we incurred $0.78 million of fees which are being amortized over the term of the notes and are included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of June 30, 2015. During the six months ended June 30, 2015 we recorded $0.647 million of interest costs and amortization of financing costs on the Alcentra Capital InterNotes® as interest expense.

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

The Company has made customary representations and warranties and is required to comply with various covenants and reporting requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2015, the Company was in compliance in all material respects with the terms of the Credit Facility.

As of June 30, 2015 and December 31, 2014 the Company had United States dollar borrowings of $38.1 million and $62.5 million outstanding under the Credit Facility, respectively. For the three and six months ended June 30, 2015, the Company borrowed an average of $43.4 million and $49.6 million with a weighted average interest rate of 3.53% and 3.51%, respectively.

The Partnership entered into a credit agreement with the Administrator under which the Partnership can borrow an aggregate principal amount of $15 million for the financing of portfolio investments. Interest is charged at the LIBOR Rate plus 1.00%. The credit agreement terminated on April 24, 2014. For the six months ended June 30, 2014, Alcentra and the Partnership borrowed an average of $19,158,875.

12.	Market and Other Risk Factors

At June 30, 2015, the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is concentrated in the twenty-five industries listed in Note 14. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

Economic conditions in 2015 continued to impact revenues and operating cash flows for most businesses and continued to impact the lending markets, leaving many businesses unable to borrow or refinance debt obligations. These restrictions on obtaining available financing, coupled with the continuing economic slowdown, have resulted in a low volume of purchase and sale transactions across all industries, which have limited the amount of observable inputs available to the Company in estimating the fair value of the Company’s investments. The Company estimates the fair value of investments for which observable market prices in active markets do not exist based on the best information available, which may differ significantly from values that would have otherwise been used had a ready market for the investments existed and the differences could be material.

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

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2015, the Company had $11.5 million in unfunded commitments under loan and financing agreements. As of June 30, 2015 and December 31, 2014, the Company’s unfunded commitment under loan and financing agreements are presented below.

	As of
	June 30,	December 31,
	2015	2014
A2Z Wireless Holdings, Inc.	$2,709,025	$-
Alpine Waste	5,000,000	5,000,000
Dentistry For Children, Inc.	3,500,000	3,500,000
HealthFusion, Inc.	-	2,500,000
IGT	250,000	500,000
Nation Safe Drivers (NSD)	-	826,202
Total	$11,459,025	$12,326,202

14.	Classification of Portfolio Investments

As of June 30, 2015, the Company’s portfolio investments were categorized as follows:

	Cost	Fair Value	% of Net Assets
Industry
Healthcare Services	$35,362,667	$36,067,667	17.76%
Automotive	19,880,362	19,880,362	9.79%
Infrastructure Maintenance	16,741,217	18,360,928	9.04%
Technology & Telecom	14,306,542	17,295,000	8.51%
Education	14,277,266	15,995,076	7.87%
Retail Distribution	12,840,829	13,497,000	6.64%
Oil & Gas Services	12,895,952	13,024,952	6.41%
Disaster Recovery Services	12,695,256	12,783,391	6.29%
Restoration Services	12,088,713	12,088,713	5.95%
Healthcare: Orthopedic Products	11,790,031	12,000,000	5.91%
Waste Management	12,469,625	11,969,627	5.89%
Wholesale	10,141,514	11,441,846	5.63%
Technology	8,112,000	10,704,999	5.27%
Industrial Services	10,142,895	10,244,328	5.04%
Transportation: Cargo	10,000,000	10,000,000	4.92%
Services: Consumer	9,553,174	9,553,174	4.70%
Waste Services	9,022,890	9,022,890	4.44%
Telecommunications	8,231,859	8,820,000	4.34%
Media & Entertainment	12,163,457	8,057,132	3.97%
Wholesale/Distribution	7,000,000	7,000,000	3.45%
Environmental/Recycling Services	6,400,931	5,342,931	2.63%
Food & Beverage	4,185,000	4,185,000	2.06%
Packaging	3,754,183	3,754,183	1.85%
Business Services	3,000,000	3,000,000	1.48%
Call Center Services	1,187,176	1,200,000	0.59%
Total	$278,243,539	$285,289,199	140.45%

Geographic Region
South	$68,917,523	$70,953,901	34.93%
Eastern	59,864,701	62,555,273	30.80%
South East	56,827,594	57,037,563	28.08%
West	32,694,352	31,628,323	15.57%
Mid West	22,791,998	22,322,139	10.99%
South West	14,306,542	17,295,000	8.51%
Canada	12,840,829	13,497,000	6.64%
North West	10,000,000	10,000,000	4.92%
Total	$278,243,539	$285,289,199	140.45%

Investment Type
Senior Secured - First Lien	$94,850,441	$97,042,635	47.77%
Senior Secured - Second Lien	56,284,075	56,494,044	27.81%
Senior Subordinated	73,021,427	73,276,144	36.07%
Equity/Other	54,087,596	58,476,376	28.79%
Total	$278,243,539	$285,289,199	140.45%

*Fair value as a percentage of Net Assets

As of December 31, 2014, the Company’s portfolio investments were categorized as follows:

			% of
			Net
	Cost	Fair Value	Assets*
Industry
Healthcare Services	$22,877,700	$23,502,700	11.69%
Technology & Telecom	14,306,541	17,459,000	8.69%
Infrastructure Maintenance	15,861,076	16,102,785	8.01%
Education	14,277,267	15,717,008	7.82%
Retail Distribution	14,625,000	14,625,000	7.28%
Automotive	14,251,576	14,251,576	7.09%
Oil & Gas Services	12,767,248	13,044,000	6.49%
Disaster Recovery Services	12,290,398	12,596,562	6.26%
Restoration Services	12,116,713	12,119,289	6.03%
Healthcare: Orthopedic Products	11,760,000	12,000,000	5.97%
Waste Management	11,355,479	11,355,479	5.65%
Wholesale	9,960,374	10,849,399	5.40%
Industrial Services	9,899,901	10,006,651	4.98%
Media & Entertainment	11,886,858	9,605,545	4.78%
Technology	8,112,000	9,412,000	4.68%
Waste Services	9,000,000	9,000,000	4.48%
Healthcare & Pharmaceuticals	8,000,000	8,160,000	4.06%
Media: Broadcasting & Subscription	7,397,404	7,575,000	3.77%
Consumer Services	7,167,144	7,167,144	3.57%
Wholesale/Distribution	7,000,000	7,000,000	3.48%
Food & Beverage	5,000,000	4,591,000	2.28%
Environmental/Recycling Services	6,268,232	4,576,000	2.28%
Packaging	3,716,716	3,716,716	1.85%
Business Services	3,000,000	3,000,000	1.49%
Call Center Services	1,185,145	1,201,000	0.60%
Total	$254,082,772	$258,633,854	128.68%

Geographic Region
South	$63,408,612	$65,129,019	32.39%
South East	52,303,129	52,764,705	26.25%
Eastern	48,315,209	50,080,809	24.92%
West	39,380,867	38,346,543	19.08%
South West	14,306,541	17,459,000	8.69%
Canada	14,625,000	14,625,000	7.28%
Mid West	14,346,010	12,653,778	6.30%
Puerto Rico	7,397,404	7,575,000	3.77%
Total	$254,082,772	$258,633,854	128.68%

Investment Type
Senior Secured - First Lien	$98,550,397	$97,395,708	48.46%
Equity/Other	53,792,879	59,503,141	29.60%
Senior Subordinated	55,408,294	54,986,207	27.36%
Senior Secured - Second Lien	46,331,202	46,748,798	23.26%
Total	$254,082,772	$258,633,854	128.68%

*Fair value as a percentage of Net Assets

15.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for one share of common stock for the six months ended June 30, 2015 and for the period from May 8, 2014 through June 30, 2014.

	For the six months ended	For the period May 8, 2014 through
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)*
Per share data(1)
Net asset value, beginning of period	$14.87	$14.55

Net investment income (loss)	0.71	0.18
Net realized and unrealized gains (losses)	0.17	0.30
Provision for taxes on unrealized appreciation on investments	(0.04)	—
Net increase (decrease) in net assets resulting from operations	0.84	0.48

Distributions to shareholders:(2)
From net investment income	(0.68)	(0.18)

Offering costs	—	(0.09)

Net asset value, end of period	$15.03	$14.76
Market value per share, end of period	$12.70	$14.85

Total return based on net asset value(3)(4)	5.6%	3.3	%(5)
Total return based on market value(3)(4)	7.0%	2.7	%(5)

Shares outstanding at end of period	13,516,766	13,516,766

Ratio/Supplemental Data:
Net assets, at end of period	$203,131,057	$199,545,112
Ratio of total expenses before waiver to average net assets(6)	8.10%	4.14%
Ratio of interest expenses to average net assets(6)	2.05%	1.02%
Ratio of incentive fees to average net assets(6)	2.64%	—%
Ratio of waiver of management and incentive fees to average net assets(6)	1.00%	—%
Ratio of net expenses to average net assets(6)	7.10%	4.14%
Ratio of net investment income (loss) before waiver to average net assets(6)	8.62%	8.61%
Ratio of net investment income (loss) after waiver to average net assets(6)	9.62%	8.61%

Total Credit Facility payable outstanding	$38,054,738	$22,601,654
Total Notes payable outstanding	$40,000,000	$—

Asset coverage ratio(7)	3.6	9.8
Portfolio turnover rate(4)	12% (8)	1%	(9)

*	Commencement of operations of the Company
(1)	The per share data was derived by using the average shares outstanding during the period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Not Annualized.
(5)	Total investment return on net asset value is calculated assuming a purchase at the offering price of $15.00 less the sales load of $0.45 per share paid by the shareholder on the first day and a sale at the net asset value on the last day of the period reported with all distributions reinvested. Total investment return on market value is calculated assuming a purchase at the offering price of $15.00 less the sales load of $0.45 per share paid by the shareholder on the first day and a sale at the current market price on the last day of the period reported with all distributions reinvested.
(6)	Annualized.

(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(8)	For the six months ended June 30, 2015.
(9)	For the period from May 8, 2014 to June 30, 2014.

The following performance ratios and internal rate of return (“IRR”) (since inception) are presented for the Limited Partners as a single class, taken as a whole. The actual ratios of each individual investor may vary and are dependent upon the specific allocations of income and expense to such investor and the timing of capital transactions for such investor.

The net investment income (loss) ratio and the expense ratio are computed using the weighted average capital of the Limited Partners during the periods. The net investment income (loss) ratio does not include the effects of the carried interest allocation. The weighted average capital calculation reflects a measure of capital after each capital contribution, distribution or other significant change in capital at the end of each quarterly accounting period. The IRR was computed based on the actual dates of Limited Partners’ cash inflows (capital contributions) and outflows (cash and stock distributions), and the residual value of the Limited Partners’ capital accounts as from January 1, 2014 through May 7, 2014.

January 1, 2014 to May 7, 2014

Net investment income (loss) ratio before carried interest allocation	15.06%

Expense ratio before carried interest allocation	1.81%

Carried interest allocation	(4.51)%

Expense ratio after carried interest allocation	(2.70)%

Cumulative IRR after carried interest allocation	13.69%

16.	Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we have subsidiaries that are not required to be consolidated. We have certain unconsolidated significant subsidiaries that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the six months ended June 30, 2015 and as of and for the year ended December 31, 2014.

	As of		For the six months ended
Balance Sheet	June 30, 2015	Income Statement	June 30, 2015

Current Assets	15,524,657	Net Sales	10,698,631
Noncurrent Assets	26,328,478	Gross Profit	2,804,630
Current Liabilities	4,462,065	Net Income (Loss)	(3,359,589)
Noncurrent Liabilities	20,000,000

	As of		For the year ended
Balance Sheet	December 31, 2014	Income Statement	December 31, 2014

Current Assets	21,752,296	Net Sales	73,379,709
Noncurrent Assets	26,765,177	Gross Profit	26,108,240
Current Liabilities	5,827,408	Net Income (Loss)	9,166,096
Noncurrent Liabilities	20,000,000

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

Subsequent to June 30, 2015, the following activity occurred:

On July 6, 2015, Alcentra paid a dividend to shareholders of record as of June 30, 2015 of $0.34 per share.

On July 9, 2015, an additional $1,734,475 was funded to AZZ Wireless Holdings, Inc.

On July 15, 2015, North Atlantic Petroleum repaid $7,500,000.

On August 5, 2015, Datascan repaid $3,000,000.

On August 6, North Atlantic Petroleum repaid $5,340,809.

On August 10, 2015, the Board of Directors approved the 2015 third quarter dividend of $0.34 per share for shareholders of record date September 30, 2015 and payable October 6, 2015.

We have a commitment to fund $15,500,000 to a company in the healthcare industry that is expected to close in mid-August.

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

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments by targeting investment opportunities with favorable risk-adjusted returns. The Company invests primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making direct equity investments in such companies

The Company is required to comply with certain regulatory requirements such as not acquiring any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States

Since Alcentra did not commence investment operations until May 8, 2014, the discussion and analysis of financial condition and results of operations as of June 30, 2014 described in this section pertains to the historical operations of Fund III given that Alcentra acquired substantially all of Fund III’s investment portfolio in connection with the acquisition of the Fund III Acquired Assets. However, ACC did not assume any liabilities of Fund III in connection with the acquisition of the Fund III Acquired Assets or contractual arrangements of Fund III, including with its lender or the Manager, in connection with the acquisition of the Fund III Acquired Assets other than to fund $2.6 million under revolving lines of credit. As a result, you should be mindful of the foregoing facts when reviewing the discussion and analysis set forth in this section as well as in connection with reviewing the financial information contained elsewhere in this Form 10-Q. In addition, the discussion and analysis below does not take into account or otherwise relate to the Warehouse Portfolio acquired by ACC from Alcentra Group.

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

As of June 30, 2015, we had $285.2 million (at fair value) invested in 29 companies. Our portfolio included approximately 34.0% of first lien debt, 19.8% of second lien debt, 25.7% of mezzanine debt and 20.5% of equity investments. The composition of our investments as of June 30, 2015 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$94,580,441	$97,042,635

Senior Secured – Second Lien	56,284,075	56,494,044

Unsecured Debt	73,021,427	73,276,144

Equity	54,087,596	58,476,376

Total Investments	$278,243,539	$285,289,199

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2015 and December 31, 2014, we had $11.5 million and $12.3 million respectively of unfunded commitments under loan and financing agreements.

The following is a summary of industry concentration of our investment portfolio as of June 30, 2015:

Industry	Cost	Fair Value	% of Total Investments
Healthcare Services	$35,362,667	$36,067,667	12.64%
Automotive	19,880,362	19,880,362	6.97%
Infrastructure Maintenance	16,741,217	18,360,928	6.44%
Technology & Telecom	14,306,542	17,295,000	6.06%
Education	14,277,266	15,995,076	5.61%
Retail Distribution	12,840,829	13,497,000	4.73%
Oil & Gas Services	12,895,952	13,024,952	4.57%
Disaster Recovery Services	12,695,256	12,783,391	4.48%
Restoration Services	12,088,713	12,088,713	4.24%
Healthcare: Orthopedic Products	11,790,031	12,000,000	4.21%
Waste Management	12,469,625	11,969,627	4.20%
Wholesale	10,141,514	11,441,846	4.01%
Technology	8,112,000	10,704,999	3.75%
Industrial Services	10,142,895	10,244,328	3.59%
Transportation: Cargo	10,000,000	10,000,000	3.51%
Services: Consumer	9,553,174	9,553,174	3.35%
Waste Services	9,022,890	9,022,890	3.16%
Telecommunications	8,231,859	8,820,000	3.09%
Media & Entertainment	12,163,457	8,057,132	2.82%
Wholesale/Distribution	7,000,000	7,000,000	2.45%
Environmental/Recycling Services	6,400,931	5,342,931	1.87%
Food & Beverage	4,185,000	4,185,000	1.47%
Packaging	3,754,183	3,754,183	1.32%
Business Services	3,000,000	3,000,000	1.05%
Call Center Services	1,187,176	1,200,000	0.42%
Total	$278,243,539	$285,289,199	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2014:

Industry	Cost	Fair Value	% of Total Investments
Healthcare Services	$22,877,700	$23,502,700	9.09%
Technology & Telecom	14,306,541	17,459,000	6.75%
Infrastructure Maintenance	15,861,076	16,102,785	6.23%
Education	14,277,267	15,717,008	6.08%
Retail Distribution	14,625,000	14,625,000	5.65%
Automotive	14,251,576	14,251,576	5.51%
Oil & Gas Services	12,767,248	13,044,000	5.04%
Disaster Recovery Services	12,290,398	12,596,562	4.87%
Restoration Services	12,116,713	12,119,289	4.69%
Healthcare: Orthopaedic Products	11,760,000	12,000,000	4.64%
Waste Management	11,355,479	11,355,479	4.39%
Wholesale	9,960,374	10,849,399	4.19%
Industrial Services	9,899,901	10,006,651	3.87%
Media & Entertainment	11,886,858	9,605,545	3.71%
Technology	8,112,000	9,412,000	3.64%
Waste Services	9,000,000	9,000,000	3.48%
Healthcare & Pharmaceuticals	8,000,000	8,160,000	3.16%
Media: Broadcasting & Subscription	7,397,404	7,575,000	2.93%
Consumer Services	7,167,144	7,167,144	2.77%
Wholesale/Distribution	7,000,000	7,000,000	2.71%
Environmental/Energy Services	6,268,232	4,576,000	1.77%
Food & Beverage	5,000,000	4,591,000	1.78%
Packaging	3,716,716	3,716,716	1.44%
Business Services	3,000,000	3,000,000	1.16%
Call Center Services	1,185,145	1,201,000	0.46%
Total	$254,082,772	$258,633,854	100.00%

At June 30, 2015 our average portfolio company investment at amortized cost and fair value was approximately $9.7 million and $9.8 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $16.6 million and $18.3 million, respectively. At December 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $8.8 million and $8.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $16.5 million and $16.8 million, respectively.

At June 30, 2015, 45.8% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 54.2% bore interest at fixed rates. At December 31, 2014, 31.8% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 68.2% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of June 30, 2015 and December 31, 2014 was approximately 12.1% and 11.7%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

$120.0 million of the portfolio (43%) had a first dollar of attachment of 0.0x-1.0x EBITDA; $106.6 million of the portfolio (38%) had a first dollar of attachment of 1.0x-3.0x EBITDA; $38.6 million of the portfolio (14%) had a first dollar of attachment of 3.0x-4.0x EBITDA; and $6.4 million of the portfolio (2.0%) has a first dollar of attachment of 4.0x-4.5x EBITDA; and $9.5 million of the portfolio (3%) had a first dollar of attachment of >4.5x EBITDA

Loans and Debt Securities on Non-Accrual Status

We will generally not accrue interest on loans and debt securities if principal or interest cash payments are past due 30 days or more and/or we have reason to doubt our ability to collect such interest. As of June 30, 2015 and December 31, 2014, we had no loans on non-accrual status.

Asset Quality

We currently do not use a rating system to monitor portfolio performance. As the portfolio grows in size, we would expect to implement a portfolio rating system.

RESULTS OF OPERATIONS

Comparison of the three month period ended June 30, 2015 and the period from April 1, 2014 through May 7, 2014 and May 8, 2014 through June 30,2014

Investment Activity

During the three months ended June 30, 2015, we made $31.25 million of new investments and $15.0 million of repayments were received.

During the period April 1, 2014 to May 7, 2014,investments of $15.4 million were made and $4.6 million of repayments were received.

From May 8, 2014 to June 30, 2014, Alcentra invested $10.5 million in two new portfolio companies and $4.7 million of add on investments. We also received $2.3 million in paydowns. $1.8 million in a paydown of the DRC Revolving Credit Facility and $500,000 as part of scheduled repayments from Southern Tech.

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

For the three months ended June 30, 2015, total investment income totaled $8.5 million and was primarily composed of interest income, including $2.0 million of PIK income, $0.3 million of dividend income and $0.5 million of other income. Total investment income for the period May 8, 2014 through June 30, 2014 totaled $3.6 million and was primarily composed of interest income, including $0.9 million of PIK income.

Total Investment income on the Partnership from April 1, 2014 through May 7, 2014 was $3.7 million and was composed of $1.6 million of interest income, $0.5 million of PIK income and $1.7 million of other income (primarily a result of realized gains to the Partnership on the sale of portfolio investments to the Company).

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2015, the net increase in net assets totaled $2.9 million.

For the period April 1, 2014 through May 7, 2014, net increase in assets resulting from operations totaled $3.5 million.

For the period May 8, 2014 through June 30, 2014, net increase in net assets resulting from operations totaled $3.7 million.

Comparison of six months ended June 30, 2015 and January 1, 2014 through May 7, 2015 and May 8, 2015 through June 30, 2015

Investment Income

For the six month period ended June 30, 2015, investment income was $9.6 million

For the period Januay 1, 2014 through May 7, 2014, investment income was $6.9 million.

For the period May 8, 2014 through June 30, 2014, investment income was $2.5 million.

Expenses

For the six month period ended June 30, 2015, operating expenses totaled $8.1 million (before a waiver for Capital Gains-based incentive fee and included a management fee of $1.2 million). Interest and financing expenses for the six months ended June 30, 2015 were $2.0 million.

For the period January 1,2014 through May 7, 2014, operating expenses totaled $0.8 million (inclusive of a management fee of $0.7 million). Interest and financing expenses for this period was $0.050 million.

For the period May 8, 2014 through June 30, 2014, operating expenses totaled $1.2 million (inclusive of a management fee of $0.5 million). Interest and financing expenses for this period was $0.18 million.

Net Increase in Net Assets Resulting from Operations

For the six months ended June 30, 2015, the total net increase in assets resulting from operations totaled $11.4 million.

For the period January 1, 2014 through May 7, 2014, the total net increase in assets resulting from operations totaled $9.9 million.

For the period May 8, 2014 through June 30, 2014, the total net increase in assets resulting from operations totaled $3.7 million.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three and six months ended June 30, 2015, we recognized a provision for income tax on unrealized gains on investments of $0.407 million and $0.569 million, respectively for the taxable subsidiaries.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

For the six months ended June 30, 2015, we experienced a decrease in cash and cash equivalents in the amount of $6.2 million. During that period, our operating activities used $11.4 million in cash, primarily in connection with the purchase/repayments of investments and the increase in liabilities due to an increase in management and incentive fees. In addition, financing activities provided cash of $5.2 million primarily from the issuance of the internotes. As of June 30, 2015, we had $3.8 million of cash on hand.

For the period from January 1, 2014 through May 7, 2014, we had an increase in cash and cash equivalents in the amount of $9.9 million. During that period, our operating activities used $29.9 million in cash, primarily in connection with the purchase of new investments. In addition, our financing activities provided cash of $39.9 million primarily from capital contributions received from limited partners. As of May 7, 2014, we had $10.7 million of cash on hand.

For the period May 8, 2014 through June 30, 2014, we had an increase in cash and cash equivalents in the amount of $24.4 million. During that period, our operating activities used $106.1 million in cash, primarily through the purchase of the portfolio in connection with our IPO. In addition, our financing activities provided cash of $130.0 million primarily from the issuance of capital stock from the IPO.

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

Financing Transactions

In connection with the Offering, Alcentra entered into a senior secured revolving credit agreement (“Credit Facility”) with ING Capital LLC, as administrative agent and lender. The Credit Facility had an initial commitment of $80 million with an accordion feature that allows for an increase in total commitments to $160 million. On December 22, 2014, Alcentra entered into an Incremental Commitment Agreement with ING Capital LLC and certain lenders thereto which provides for increased commitments under the Credit Facility of $35 million. The Credit Facility has a maturity date of May 8, 2018 and bears interest, at Alcentra’s election, at a rate per annum equal to (i) the one, three or six month LIBOR, as applicable, plus 3.25% or (ii) 2.25% plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5% and (C) three month LIBOR plus 1.0%. The Credit Facility is secured by a first priority security interest in all of Alcentra’s portfolio investments, the equity interests in certain of its direct and indirect subsidiaries and substantially all of its other assets. Alcentra is also subject to customary covenants and events of default typical of a facility of this type. As of June 30, 2015 total commitments under the Credit Facility were $115 million. Borrowings under the facility were $38.0 million as of June 30, 2015.

Interest is charged at the Alternative Rate, defined as the higher of (a) the Federal Fund Rate and (b) the Overnight LIBOR Rate, plus 130 basis points. The interest rate, period to date, ranged from 1.39% to 1.40%. Fund III recorded interest and fee expense of $0.1 million for the three months ended June 30, 2014.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. Our off-balance sheet arrangements consisted of $11.5 million and $12.3 million of unfunded commitments to provide debt financing to one of our portfolio companies as of June 30, 2015 and December 31, 2014, respectively.

Recent Developments

Subsequent to June 30, 2015, the following activity occurred:

On July 6, 2015, Alcentra paid a dividend to shareholders of record as of June 30, 2015 of $0.34 per share.

On July 9, 2015, an additional $1,734,475 was funded to AZZ Wireless Holdings, Inc.

On July 15, 2015, North Atlantic Petroleum repaid $7,500,000.

On August 5, 2015, Datascan repaid $3,000,000.

On August 6, North Atlantic Petroleum repaid $5,340,809.

On August 10, 2015, the Board of Directors approved the 2015 third quarter dividend of $0.34 per share for shareholders of record date September 30, 2015 and payable October 6, 2015.

We have a commitment to fund $15,500,000 to a company in the healthcare industry that is expected to close in mid-August.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2015 and December 31, 2014, 45.8% and 32% , or 11 and 9 of the loans in our portfolio bore interest at floating rates, respectively. In the future, we expect other loans in our portfolio will have floating rates. As of June 30, 2015 and June 30, 2014, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: August 11, 2015

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

