Form 10-Q
period 2015-09-30
Alcentra Capital Corp
filed 2015-11-10
CIK 1578620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 13,516,766 shares of the Registrant’s common stock outstanding as of November 9, 2015.

ALCENTRA CAPITAL CORPORATION

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements of Alcentra Capital Corporation:

Consolidated Statement of Assets and Liabilities as of September 30, 2015 (unaudited) and December 31, 2014 (audited)	3

Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2015 and for the period from May 8,2014 (commencement of operations) to September 30, 2014 (unaudited)	4

Consolidated Statement of Changes in Net Assets for the Nine Months Ended September 30, 2015 and for the period from May 8, 2014 (commencement of operations) to September 30, 2014 (unaudited)	5

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2015 and for the period from May 8, 2014 (commencement of operations) to September 30, 2014 (unaudited)	6

Consolidated Schedule of Investments as of September 30, 2015 (unaudited) and December 31, 2014 (audited)	7

Notes to Unaudited Consolidated Financial Statements	15

Financial Statements of BNY Mellon-Alcentra Mezzanine III, L.P.:

Statement of Operations for the period from January 1, 2014 to May 7, 2014 (unaudited)

Statement of Changes in Net Assets for the period from January 1, 2014 to May 7, 2014 (unaudited)

Statement of Cash Flows for the period from January 1, 2014 to May 7, 2014 (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3. Defaults Upon Senior Securities	44

Item 4. Mine Safety Disclosures	44

Item 5. Other Information	44

Item 6. Exhibits	44

SIGNATURES	45

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

Item 1. Financial Statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Assets and Liabilities

	Alcentra Capital Corporation and Subsidiary	Alcentra Capital Corporation and Subsidiary
	As of September 30, 2015 (Unaudited)	As of December 31, 2014
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $194,158,069 and $165,921,535, respectively)	$194,281,248	$167,325,100
Non-controlled, affiliated investments, at fair value (cost of $63,745,820 and $61,564,299, respectively)	67,237,740	61,253,192
Controlled, affiliated investments, at fair value (cost $27,215,471 and $26,596,938, respectively)	27,417,562	30,055,562
Total of portfolio investments, at fair value (cost $285,119,360 and $254,082,772, respectively)	288,936,550	258,633,854
Cash	11,472,602	10,022,617
Dividends and interest receivable	2,184,610	1,417,500
Receivable for investments sold	—	4,753
Deferred financing costs	2,187,410	1,986,520
Deferred note offering costs	1,031,906	25,743
Prepaid expenses and other assets	189,274	128,388
Total Assets	$306,002,352	$272,219,375

Liabilities
Credit facility payable	$52,654,738	$62,499,154
Notes payable	40,000,000	—
Payable for investments purchased	—	8,717
Other accrued expenses and liabilities	362,462	539,417
Directors’ fees payable	36,500	85,692
Professional fees payable	330,927	409,628
Interest and credit facility expense payable	1,244,429	216,476
Management fee payable	1,273,705	615,668
Income-based incentive fees payable	1,749,155	—
Distributions payable	4,595,700	4,595,700
Unearned structuring fee revenue	856,612	517,339
Income tax liability	187,269	45,272
Deferred tax liability	977,183	1,697,004
Total Liabilities	104,268,680	71,230,067

Commitments and Contingencies (Note 13)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,516,766 and 13,516,766 shares issued and outstanding, respectively)	13,517	13,517
Additional paid-in capital	197,709,624	197,838,155
Accumulated net realized gain	169,263	71,712
Undistributed net investment income	1,193,312	211,846
Net unrealized appreciation (depreciation) on investments, net of provision for taxes of $1,169,234 and $1,697,004 as of September 30, 2015 and December 31, 2014, respectively	2,647,956	2,854,078
Total Net Assets	201,733,672	200,989,308
Total Liabilities and Net Assets	$306,002,352	$272,219,375

Net Asset Value Per Share	$14.92	$14.87

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Operations

	Alcentra Capital Corporation and Subsidiary	Alcentra Capital Corporation and Subsidiary	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.	Alcentra Capital Corporation and Subsidiary
	For the three months ended September 30, 2015 (Unaudited)	For the three months ended September 30, 2014 (Unaudited)	For the nine months ended September 30, 2015 (Unaudited)	For the period from January 1, 2014 through May 7, 2014 (Unaudited)	For the period from May 8, 2014* through September 30, 2014 (Unaudited)
Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$5,133,259	$2,000,127	$13,577,787	$2,335,475	$3,695,002
Paid-in-kind interest income from portfolio investments	439,608	142,614	2,341,772	569,637	611,686
Other income from portfolio investments	452,038	882,879	1,407,320	649,961	882,879
Dividend income from portfolio investments	—	374,660	302,874	251,752	374,660
From non-controlled, affiliated investments:
Interest income from portfolio investments	1,001,296	968,009	3,209,301	1,089,807	1,542,931
Paid in-kind income from portfolio investments	655,205	411,491	1,897,750	341,850	664,379
Other income from portfolio investments	23,435	947	72,320	788,083	947
From controlled, affiliated investments:
Interest income from portfolio investments	588,627	698,620	1,746,836	769,953	1,157,492
Paid in-kind income from portfolio investments	213,674	209,415	618,532	521,321	393,410
Other income from portfolio investments	—	172,425	64,843	444,055	172,425
Total investment income	8,507,142	5,861,187	25,239,335	7,761,894	9,495,811

Expenses:
Management fees	1,273,705	925,477	3,641,673	699,473	1,450,025
Income-based incentive fees	546,027	—	1,749,155	—	—
Capital gains incentive fees	(434,217)	763,550	1,001,467	—	763,550
Professional fees	167,356	141,252	527,291	84,642	224,822
Valuation services	89,822	—	312,737	—	162,700
Interest and credit facility expense	1,197,553	376,569	2,870,559	50,214	595,924
Amortization of deferred financing costs	229,716	123,905	608,973	—	194,683
Directors’ fees	57,635	26,916	171,826	—	106,916
Insurance expense	67,449	—	204,990	—	—
Other expenses	170,052	281,937	383,564	7	320,983
Total expenses	3,365,098	2,639,606	11,472,235	834,336	3,819,603
Waiver of management fees by the Investment Advisor	—	(610,568)	—	—	(610,568)
Waiver of capital gains incentive fees	—	(763,550)	(1,001,467)	—	(763,550)
Net expenses	3,365,098	1,265,488	10,470,768	834,336	2,445,485
Net investment income	5,142,044	4,595,699	14,768,567	6,927,558	7,050,326

Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	244,000	17,875	97,551	51,961	17,875
Non-controlled, affiliated investments	—	—	—	—	—
Controlled, affiliated investments	—	—	—	—	—
Net realized gain (loss) from portfolio investments	244,000	17,875	97,551	51,961	17,875
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(744,397)	870,554	(1,280,386)	2,974,591	818,361
Non-controlled, affiliated investments	390,429	1,118,082	3,803,027	—	968,571
Controlled, affiliated investments	(2,874,502)	1,299,642	(3,256,533)	—	2,833,819
Net change in unrealized appreciation (depreciation) from portfolio investments	(3,228,470)	3,288,278	(733,892)	2,974,591	4,620,751
Benefit/(Provision) for taxes on unrealized gain on investments	1,096,875	—	527,770	—	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	(1,887,595)	3,306,153	(108,571)	3,026,552	4,638,626
Net Increase in Net Assets Resulting from Operations	$3,254,449	$7,901,852	$14,659,996	$9,954,110	$11,688,952

Basic and diluted:
Net investment income per share	$0.38	$0.34	$1.09	N.A.	$0.52
Earnings per share	$0.24	$0.58	$1.08	N.A.	$0.86
Weighted Average Shares of Common Stock Outstanding	13,516,766	13,516,766	13,516,766	N.A.	13,516,766
Dividends declared per common share	$0.340	$0.340	$1.020	N.A.	$0.518

*	Commencement of operations of the Company.

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Changes in Net Assets

	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.	Alcentra Capital Corporation and Subsidiary
	For the nine months ended September 30, 2015 (unaudited)	For the period from January 1, 2014 through May 7, 2014 (unaudited)	For the period from May 8, 2014 through September 30, 2014 (unaudited)
Beginning Balances
General Partner	N.A.	4,967,879	N.A.
Limited Partners	N.A.	105,671,548	N.A.
Total Beginning Balances	N.A.	110,639,427	N.A.
Capital contributions
General Partner	N.A.	-	N.A.
Limited Partners	N.A.	58,915,014	N.A.
Total	N.A.	58,915,014	N.A.
Distributions
General Partner	N.A.	-	N.A.
Limited Partners	N.A.	(3,941,341)	N.A.
Total	N.A.	(3,941,341)	N.A.
Net increase in net assets resulting from operations
General Partner	N.A.	-	N.A.
Limited Partners	N.A.	9,954,110	N.A.
Total	N.A.	9,954,110	N.A.
Carried interest allocation
General Partner	N.A.	924,599	N.A.
Limited Partners	N.A.	(924,599)	N.A.
Total	N.A.	-	N.A.
Total - General Partner	N.A.		N.A.
Total - Limited Partners	N.A.		N.A.
Ending Balance	N.A.	$175,567,210	N.A.

Increase (decrease) in net assets resulting from operations
Net investment income	$14,768,567	N.A.	$7,050,326
Net realized gain (loss) on investments	97,551	N.A.	17,875
Net change in unrealized appreciation (depreciation) on investments	(733,892)	N.A.	4,620,751
Benefits/(Provision) for taxes on unrealized gain on investments	527,770	N.A.	—
Net increase (decrease) in net assets resulting from operations	14,659,996	N.A.	11,688,952

Capital transactions
Proceeds from issuance of common stock from initial public offering (net of sales load)	—	N.A.	107,912,490
Proceeds from issuance of common stock to Limited Partners	—	N.A.	91,500,000
Offering costs	(128,531)	N.A.	(1,314,602)
Net increase (decrease) in net assets resulting from capital transactions	(128,531)	N.A.	198,097,888

Distributions to shareholders from:
Net investment income	(13,787,101)	N.A.	(7,001,685)
Realized gains	—	N.A.	—
Total distributions to shareholders	(13,787,101)	N.A.	(7,001,685)

Total increase (decrease) in net assets	744,364	N.A.	202,785,155

Net assets at beginning of period	200,989,308	N.A.	1,500
Net assets at end of period [including Accumulated net investment income of $1,193,312 and $48,641, respectively]	$201,733,672	N.A.	$202,786,655

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Cash Flows

	Alcentra Capital Corporation and Subsidiary	BNY Mellon-Alcentra Mezzanine III, L.P.	Alcentra Capital Corporation and Subsidiary
	For the nine months ended September 30, 2015 (Unaudited)	For the period from January 1, 2014 through May 7, 2014 (Unaudited)	For the period from May 8, 2014* through September 30, 2014 (Unaudited)

Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$14,659,996	$9,954,110	$11,688,952

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from portfolio investments	(97,551)	(51,961)	(17,875)
Net change in unrealized (appreciation) depreciation of portfolio investments	733,892	(2,974,591)	(4,620,751)
Deferred tax liability	(719,821)	—	—
Paid in-kind interest income from portfolio investments	(4,858,054)	(1,432,808)	(1,669,475)
Accretion of discount on debt securities	(350,577)	(2,122,109)	(50,336)
Purchases of portfolio investments	(73,781,836)	(48,769,079)	(143,466,845)
Net proceeds from sales/return of capital of portfolio investments	48,051,430	15,780,666	27,109,542
Amortization of deferred financing costs	608,973	—	194,683

(Increase) decrease in operating assets:
Dividends and interest receivable	(767,110)	87,770	(941,221)
Receivable for investments sold	4,753	—	(263,373)
Due from Limited Partners	—	(30,023)	—
Prepaid expenses and other assets	(60,886)	348,518	(169,202)
Increase (decrease) in operating liabilities:
Payable for investments purchased	(8,717)	—	39,753
Other accrued expenses and liabilities	(176,955)	25,661	970,307
Accrued organization and offering costs	—	—	(1,271,134)
Directors' fees payable	(49,192)	—	60,245
Professional fees payable	(78,701)	—	155,775
Interest and credit facility expense payable	1,027,953	(15,614)	314,708
Management fee payable	658,037	(714,014)	314,910
Income-based incentive fees payable	1,749,155	—	—
Unearned structuring fee revenue	339,273	—	—
Income tax	141,997	—	—
Net cash used in operating activities	(12,973,941)	(29,919,414)	(111,621,337)

Cash Flows from Financing Activities
Proceeds from issuance of common stock from initial public offering	—	—	107,912,490
Proceeds from bridge facility	—	—	94,154,819
Payment of bridge facility	—	—	(94,154,819)
Financing costs paid	(809,863)	—	(1,629,074)
Offering costs paid	(1,134,694)	—	—
Proceeds from credit facility payable	147,652,027	15,000,000	76,265,808
Repayments of credit facility payable	(157,496,443)	(30,000,000)	(49,326,654)
Proceeds from notes payable	40,000,000	—	—
Distributions paid to shareholders	(13,787,101)	—	(2,405,985)
Capital contributions received from Partners	—	58,834,796	—
Cash distributions paid to Partners	—	(3,941,341)	—
Net cash provided by (used in) financing activities	14,423,926	39,893,455	130,816,585
Increase (decrease) in cash and cash equivalents	1,449,985	9,974,041	19,195,248
Cash at beginning of period	10,022,617	729,431	1,500
Cash and Cash Equivalents at End of Period	$11,472,602	$10,703,472	$19,196,748

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$3,289,539	$65,828	$475,899
Accrued offering costs	$2,485	$—	$43,468
Accrued distributions payable	$4,595,700	$168	$4,595,700
Acquisition of investments via exchange of common shares of the Company	$—	$—	$91,500,000

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments

As of September 30, 2015

(Unaudited)

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 96.31%

Senior Secured - First Lien — 29.67%

A2Z Wireless Holdings, Inc. (2),(3)	Telecommunications	LIBOR + 11.75%		3/31/2018	10,013,550	$9,848,070	$10,514,000	5.21%
Aphena Pharma Solutions (4)	Packaging	8.50% Cash, 2.0% PIK		3/3/2019	3,773,371	3,773,371	3,773,371	1.87%
Black Diamond Rentals	Oil & Gas Services	12% Cash, 2.0% PIK		7/8/2018	12,961,865	12,961,865	12,961,865	6.43%
HealthFusion, Inc.	High Tech Industries	13% Cash		12/17/2018	5,750,000	5,750,000	5,923,000	2.94%
IGT (2),(3)	Industrial Services	LIBOR + 8.50% Cash	1.00%	12/10/2019	9,158,125	9,060,883	9,158,125	4.54%
Response Team Holdings LLC (3)	Restoration Services	LIBOR + 8.50% Cash, 1.00% PIK	2.00%	3/28/2019	9,353,409	9,353,409	9,353,409	4.64%
Stancor, Inc. (3)	Wholesale/Distribution	LIBOR + 8.0%	0.75%	8/19/2019	7,000,000	7,000,000	7,000,000	3.47%
Triton Technologies (4)	Call Center Services	8.50% Cash, 2.0% PIK		10/23/2018	1,200,000	1,187,941	1,200,000	0.59%
Total Senior Secured - First Lien						58,935,539	59,883,770	29.69%

Senior Secured - Second Lien — 24.04%

Alpine Waste (2),(3)	Waste Services	LIBOR + 9.0% Cash, 0.5% PIK	1.00%	12/30/2020	9,034,419	$9,034,419	$9,034,419	4.48%
Bioventus (3)	Healthcare: Orthopedic Products	LIBOR + 10.0% Cash	1.00%	4/10/2020	12,000,000	11,800,437	12,000,000	5.95%
Conisus LLC (3)	Media: Advertising, Printing & Publishing	LIBOR + 10.25% Cash	1.00%	6/23/2021	11,750,000	11,750,000	11,750,000	5.82%
Graco Supply Company	Aerospace	12% Cash		3/17/2021	4,000,000	4,000,000	4,000,000	1.98%
Nation Safe Drivers (NSD) (3)	Automotive Business Services	LIBOR + 8.0%	2.00%	9/29/2020	11,721,154	11,721,154	11,721,154	5.81%
Total Senior Secured - Second Lien						48,306,010	48,505,573	24.04%

Senior Subordinated — 30.01%

Dentistry For Children, Inc. (2)	Healthcare Services	11% Cash, 2.25% PIK		9/1/2017	14,753,344	$14,753,344	$14,753,344	7.31%
GST Autoleather	Automotive	11% Cash, 2.0% PIK		1/11/2021	8,200,911	8,200,911	8,200,911	4.07%
Media Storm, LLC	Media & Entertainment	10% Cash		8/28/2019	2,454,546	2,454,546	2,454,546	1.22%
My Alarm Center, LLC	Security	13% Cash, 3.25% PIK		7/9/2018	9,632,518	9,632,518	9,632,518	4.77%
Pharmalogic Holdings Corp.	Healthcare Services	12% Cash		9/1/2021	15,500,000	15,500,000	15,500,000	7.68%
Radiant Logistics (3)	Transportation Logistics	LIBOR + 11% Cash	1.00%	4/2/2021	10,000,000	10,000,000	10,000,000	4.96%
Total Senior Subordinated						60,541,319	60,541,319	30.04%

Equity/Other — 12.57%

City Carting Holding Company, Inc., Series A Preferred Shares (5)	Waste Services	22% PIK		1/31/2016	8,316,783	$8,316,783	$8,316,783	4.13%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of September 30, 2015

(Unaudited)

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Series B Preferred Shares (5)		18% PIK		1/31/2016	4,152,842	$4,152,842	$3,652,844	1.81%
						12,469,625	11,969,627	5.93%
Dentistry For Children, Inc., Class A-1 Units(6)	Healthcare Services				2,000,000	2,203,000	3,300,000	1.64%
HealthFusion, Inc., Warrants(6)	High Tech Industries				418,000	418,000	1,552,000	0.77%
IGT, Preferred Shares(6)	Industrial Services				1,048,961	1,048,961	1,048,961	0.52%
Common Shares(6)					44,000	44,000	44,000	0.02%
						1,092,961	1,092,961	0.54%
Media Storm, LLC, Preferred Shares(6)	Media & Entertainment				1,216,204	2,346,964	1,038,999	0.52%
Response Team Holdings LLC, Preferred Shares	Restoration Services	12% PIK		3/28/2019	2,844,651	2,844,651	2,132,999	1.06%
Warrants(6)					5	—	—	—
						2,844,651	2,132,999	1.06%
Wholesome Sweeteners, Inc., Common Shares(6)	Food & Beverage				5,000	5,000,000	4,264,000	2.11%
Total Equity/Other						26,375,201	25,350,586	12.57%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						194,158,069	194,281,248	96.31%

Investments in Non-Controlled, Affiliated Portfolio Companies — 33.33%*

Senior Secured - First Lien — 1.90%

Show Media, Inc.	Media & Entertainment	5.5% Cash, 5.5% PIK		8/10/2017	3,929,044	$3,693,801	$3,825,000	1.90%
Total Senior Secured - First Lien						3,693,801	3,825,000	1.90%

Senior Secured - Second Lien — 5.95%

Southern Technical Institute, Inc. (3)	Education	LIBOR + 9.75%	1.00%	12/2/2020	12,000,000	$12,000,000	$12,000,000	5.95%
Total Senior Secured - Second Lien						12,000,000	12,000,000	5.95%

Senior Subordinated — 14.36%

ACT Lighting	Wholesale	12% Cash, 2% PIK		7/24/2019	8,463,475	$8,322,761	$8,463,475	4.20%
		8% PIK		7/24/2020	1,924,976	1,769,643	1,924,976	0.95%
						10,092,404	10,388,451	5.15%
Battery Solutions, Inc.	Environmental/Recycling Services	6% Cash, 8% PIK		12/20/2018	2,003,931	2,003,931	2,003,931	0.99%
DBI Holding, LLC	Infrastructure Maintenance	12% Cash, 4% PIK		9/6/2019	8,941,380	8,941,380	8,941,380	4.43%
		16% PIK		9/6/2019	8,112,633	7,708,218	7,642,000	3.79%
						16,649,598	16,583,380	8.22%
Total Senior Subordinated						28,745,933	28,975,762	14.36%

Equity/Other — 11.12%

ACT Lighting, Warrants (6)	Wholesale			7/24/2019	143,000	$143,000	$1,314,000	0.65%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of September 30, 2015

(Unaudited)

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Battery Solutions, Inc., Class A Units(6)	Environmental/Recycling Services				5,000,000	$1,058,000	$—	—
Class E Units		8% PIK		12/20/2018	3,448,979	3,448,979	3,448,979	1.71%
						4,506,979	3,448,979	1.71%
DBI Holding, LLC, Warrants(6)	Infrastructure Maintenance			3/6/2024	519,412	519,412	2,979,000	1.48%
Net Access Corporation, Class A Units(6)	Technology				3,000,000	8,112,000	11,124,000	5.51%
Show Media, Inc., Units(6)	Media & Entertainment				4,092,210	3,747,428	—	—
Southern Technical Institute, Inc., Class A Units(6)	Education				3,164,063	2,167,000	3,428,999	1.70%
Warrants(6)					110,267	110,267	142,000	0.07%
						2,277,267	3,570,999	1.77%
Total Equity/Other						19,306,086	22,436,978	11.12%
Total Investments in Non-Controlled, Affiliated Portfolio Companies						63,745,820	67,237,740	33.33%

Investments in Controlled, Affiliated Portfolio Companies — 13.59%**

Senior Secured - First Lien — 9.08%

DRC Emergency Services	Disaster Recovery Services	10% Cash		1/11/2020	5,000,000	$5,000,000	$5,000,000	2.48%
		8% Cash		6/30/2016	666,560	666,560	666,560	0.33%
						5,666,560	5,666,560	2.81%
FST Technical Services, LLC	Technology & Telecom	12% Cash, 2% PIK		11/18/2018	12,500,000	12,500,000	12,657,000	6.27%
Total Senior Secured - First Lien						18,166,560	18,323,560	9.08%

Equity/Other — 4.51%

DRC Emergency Services, Preferred Shares	Disaster Recovery Services	10% PIK			8,503,991	$7,242,369	$5,283,002	2.62%
FST Technical Services, LLC, Common Shares	Technology & Telecom	9% PIK			1,750,000	1,806,542	3,811,000	1.89%

Total Equity/Other						9,048,911	9,094,002	4.51%
Total Investments in Controlled, Affiliated Portfolio Companies						27,215,471	27,417,562	13.59%
Total Investments						285,119,360	288,936,550	143.23%
Liabilities In Excess Of Other Assets							(87,202,878)	(43.23)%
Net Assets							$201,733,672	100.00%

*	Denotes investments in which the Partnership is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2015 in these affiliated investments are as follows:

	Fair Value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	September 30,
Name of Issuers	2014	Addition	Reductions	Other income	2015
ACT Lighting	$10,849,399	$239,289	$-	$1,035,846	$11,702,451
Battery Solutions, Inc.	4,576,000	3,576,012	3,333,333	473,603	5,452,910
DBI Holding, LLC	16,102,785	1,254,627	-	2,139,750	19,562,380
Net Access Corporation	9,412,000	-	-	34,748	11,124,000
Show Media, Inc.	4,596,000	3,584,262	3,423,107	513,645	3,825,000
Southern Technical Institute, Inc.	15,717,008	-	-	981,779	15,570,999
	$61,253,192	$8,654,190	$6,756,440	$5,179,371	$67,237,740

**	Denotes investments in which the Partnership is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2015 in these affiliated and controlled investments are as follows:

	Fair value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	September 30,
Name of Issuers	2014	Addition	Reductions	Other income	2015
The DRC Group	$12,596,562	$618,532	$-	$1,038,284	$10,949,562
FST Technical Services, LLC	17,459,000	-	-	1,391,926	16,468,000
	$30,055,562	$618,532	$-	$2,430,210	$27,417,562

***	Pledged as collateral under the Credit Facility with ING Capital LLC.

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of September 30, 2015

(Unaudited)

(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.
(2)	The investment has an unfunded commitment as of September 30, 2015 which is excluded from the presentation (see Note 13).
(3)	The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.
(4)	The investments are portfolio companies of Enhanced Equity Fund, L.P. ("EEF"). EEF has guaranteed the portfolio company’s obligations to the company pursuant to this investment
(5)	City Carting Holding Company, Inc. is in the process of exploring strategic alternatives. As a result, the maturity dates of the Preferred Shares have been extended to January 31, 2016.
(6)	Non-income producing security.

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

Senior Secured - First Lien— 2.29%

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

September 30, 2015 (Unaudited)

1.	Organization and Purpose

Alcentra Capital Corporation (the “Company”, “Alcentra”, “we”, “us” or “our”) was formed as a Maryland corporation on June 6, 2013 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) and is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies. Alcentra is managed by Alcentra NY, LLC (the “Adviser” or “Alcentra NY”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). In addition, for U.S. federal income tax purposes, Alcentra has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax year ending December 31, 2014.

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

Cash – At September 30, 2015, cash balances totaling $11.5 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.

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

Valuation of Portfolio Investments – Portfolio investments are carried at fair value as determined by the General Partner of the Partnership and, in case of the fair value as of September 30, 2015, by the Board of Directors (the “Board”) of Alcentra.

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

The Partnership is obligated to reimburse the General Partner for 100% of the placement fee and for organizational costs of the Partnership in an amount not to exceed $1,250,000 on a cumulative basis. Organizational costs paid by the Partnership in excess of $1,250,000 (“Excess Organizational Expenses”) and all placement fees paid by the Partnership will reduce the management fee as described in Note 7. No costs were charged for the Partnership for the nine months ended September 30, 2015 or September 30, 2014.

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

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were no non-accrual investments as of September 30, 2015 and December 31, 2014.

Other Income – The Company may also receive structuring or closing fees in connection with its investments. Such upfront fees are accreted into income over the life of the investment.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

Income Taxes – The Company has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and to operate in a manner so as to qualify for the tax treatment applicable to RIC’s. To obtain and maintain our qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, the Company must distribute to our stockholders, for each taxable year, at least 90% of ‘‘investment company taxable income,’’ which is generally net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that are timely distributed to stockholders as dividends.

The Partnership is structured as a partnership for U.S. Federal income tax purposes, and as such, is not subject to income taxes; each Partner (depending on its structure for tax purposes) may be individually liable for income taxes, if any, on its share of the Partnership’s taxable income.

Alcentra BDC Equity Holdings LLC has elected to be a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three and nine months ended September 30, 2015, we recognized a provision for income tax on unrealized gain on investments of $0.5 million and $(0.1) million for the Taxable Subsidiaries, respectively. For the period ended September 30, 2014 we recognized no income tax or benefit related to the taxable subsidiaries. As of September 30, 2015 and December 31, 2014, $1.6 million and $1.7 million was included in the deferred tax liability on the Consolidated Statement of Assets and Liabilities, respectively.

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States – 2010.

As of September 30, 2015, Wholesome Sweeteners and Dentistry for Children were sold from Alcentra BDC Equity Holdings LLC to Alcentra Capital Corporation. This sale resulted in a tax liability which is reflected in our financial statements.

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

The following tables summarize the levels in the fair value hierarchy into which the Company and Partnership’s financial instruments are categorized as of September 30, 2015 and December 31, 2014:

As of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Senior Secured – First Lien	$-	$-	$82,032,330	$82,032,330
Senior Secured – Second Lien	-	-	60,505,573	60,505,573
Subordinated Debt	-	-	89,517,081	89,517,081
Equity/Other	-	-	56,881,566	56,881,566
Total investments	$-	$-	$288,936,550	$288,936,550

As of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Senior Secured – First Lien	$-	$-	$97,395,708	$97,395,708
Senior Secured – Second Lien	-	-	46,748,798	46,748,798
Subordinated Debt	-	-	54,986,207	54,986,207
Equity/Other	-	8,160,000	51,343,141	59,503,141
Total investments	$-	$8,160,000	$250,473,854	$258,633,854

During the period from May 8, 2014 to December 31, 2014, our ability to observe valuation inputs has resulted in a reclassification of $8,160,000 investment from Level 3 to Level 2 with no other reclassifications of assets between levels. This transfer was reported at the end of the reporting period in which it occurred. There were no transfers between levels for the nine months ended September 30, 2015.

Transfers between levels of the fair value hierarchy are reported at the end of the reporting period in which they occur.

The changes in investments classified as Level 3 are as follows for the nine months ended September 30, 2015 and September 30, 2014.

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2015	$97,395,708	$46,748,798	$54,986,207	$51,343,141	$250,473,854
Amortized discounts/premiums	213,171	48,358	89,048	-	350,577
Paid in-kind interest	519,512	34,419	2,123,245	2,180,878	4,858,054
Net realized gain (loss)	2,876	94,675	-	-	97,551
Net change in unrealized appreciation (depreciation)	2,391,120	(218,033)	651,914	(3,398,893)	(573,892)
Purchases	10,728,040	21,297,356	35,000,000	6,756,440	73,781,836
Sales/Return of capital	(29,218,097)	(7,500,000)	(3,333,333)	-	(40,051,430)
Balance as of September 30, 2015	$82,032,330	$60,505,573	$89,517,081	$56,881,566	$288,936,550

Net change in unrealized appreciation(depreciation) from investments still held as of September 30, 2015	$2,289,884	$(40,437)	$246,154	$(3,947,892)	$(1,452,291)

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of May 8, 2014*	$68,848,668	$-	$61,151,338	$54,590,510	$184,590,516
Amortized discounts/premiums	-	5,299	45,037	-	50,336
Paid in-kind interest	521,740	-	655,228	492,507	1,669,475
Net realized gain (loss)	-	-	17,875	-	17,875
Net change in unrealized appreciation (depreciation)	249,662	-	(233,944)	4,605,033	4,620,751
Purchases	14,545,032	13,561,298	22,127,000	142,999	50,376,329
Sales/Return of capital	(7,716,362)	-	(19,388,527)	(4,653)	(27,109,542)
Balance as of September 30, 2014	$76,448,740	$13,566,597	$64,374,007	$59,826,396	$214,215,740

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2014	$249,662	$-	$(233,944)	$4,929,354	$4,945,072

*Investment portfolios acquired from the Partnership and the Warehouse Portfolios

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015:

	Fair Value at			Range
Assets at Fair Value	September 30, 2015	Valuation Technique	Unobservable Input	of Inputs	Weighted Average

Senior Secured - First Lien	$82,032,330	Yield to Maturity	Comparable Market Rate	8.75% - 14.0%	11.52%

Senior Secured - Second Lien	$60,505,573	Yield to Maturity	Comparable Market Rate	10.0% - 12.0%	10.80%

Senior Subordinated	$89,517,081	Yield to Maturity	Comparable Market Rate	8.0% - 23.0%	14.02%

Preferred Ownership	$24,922,567	Market Approach	Enterprise Value/ LTM EBITDA Multiple	7.41x - 8.87x	8.14	x

Common Ownership/ Common Warrants	$31,958,999	Market Approach	Enterprise Value/ LTM EBITDA Multiple	10.38x - 10.44x	10.41	x

Total	$288,936,550

As of December 31, 2014:

	Fair Value at			Range
Assets at Fair Value	December 31, 2014	Valuation Technique	Unobservable Input	of Inputs	Weighted Average

Senior Secured - First Lien	$97,395,708	Yield to Maturity	Comparable Market Rate	8.75%-36.3%	11.82%

Senior Secured - Second Lien	$46,748,798	Yield to Maturity	Comparable Market Rate	9.5%-11.0%	10.27%

Senior Subordinated	$54,986,207	Yield to Maturity	Comparable Market Rate	13.0%-20.0%	11.23%

Preferred Ownership	$24,402,133	Market Approach	Enterprise Value/ LTM EBITDA Multiple	7.56x-8.35x	7.95	x

Common Ownership/ Common Warrants	$26,941,008	Market Approach	Enterprise Value/ LTM EBITDA Multiple	10.19x-10.99x	10.59	x

Total	$250,473,854

4.	Share Transactions/Partners’ Capital

For the nine months ended September 30, 2015, there were no shares issued or proceeds received by the Company.

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering for the period ended June 30, 2014 (May 8, 2014 – September 30, 2014).

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

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock for the nine months ended September 30, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
March 10, 2015	March 31, 2015	April 6, 2015	$0.340
May 11, 2015	June 30, 2015	July 6, 2015	$0.340
August 10, 2015	September 30, 2015	October 6, 2015	$0.340

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock for the nine months ended September 30, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
June 24, 2014	June 30, 2014	July 7, 2014	$0.178
August 12, 2014	September 30, 2014	October 6, 2014	$0.340

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

Capital Gains and Income Incentive Accrual – We accrue payment of the Capital Gains and Income Incentive distribution (the “Incentive Distribution”) to the Investment Manager based on the fair market value of the portfolio at the end of each quarter, which includes the net increase in value in the investment securities, accrued dividends and payment-in-kind interest under the assumption that those assets will be realized in full at the stated values carried on our balance sheet. As the capital gain incentive accrual is estimated quarterly, the current quarter accrual can be positive or negative. Please note however, that the actual payment of those Incentive Accruals is based on the cash proceeds collected on those investment securities. The Investment Management Agreement states that we are required to pay these Incentive Distributions based upon the receipt of cash collection in full. Incentive Distributions will be paid based on the cash collected on our investment securities, and therefore may differ in size and timing from when the accrual is reflected on the balance sheet.

For the three and nine months ended September 30, 2015, the Company recorded expenses for base management fees of $1,273,705 and $3,641,673, respectively, of which none was waived by the Adviser and $1,273,705 was payable at September 30, 2015. For the three months ended September 30, 2014 and for the period from May 8, 2014 to September 30, 2014, the Company recorded an expense for base management fee of $925,477 and $1,450,025, respectively of which $314,910 was payable at September 30, 2014. For the period from April 1, 2014 through May 7, 2014 and for the period from January 1, 2014 to May 7, 2014 the Partnership recorded $0 and $699,473 in management fees, respectively.

Our Adviser may waive its fees (base management and incentive fee), without recourse against or reimbursement by us, for the remainder of the quarter in which the initial public offering is completed and the subsequent four quarters to the extent required in order for the Company to earn a quarterly net investment income to maintain a targeted dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis). For the three and nine months ended September 30, 2015, the Company incurred income-based incentive fees of $546,027 and $1,749,155, respectively, of which none was waived by the Adviser. For the three months ended September 30, 2014 and for the period from May 8, 2014 to September 30, 2014 the Company incurred incentive fees of $763,550, of which $0 was payable at September 30, 2014. For the three and nine months ended September 30, 2015, the Company incurred capital gains incentive fees of $(434,217) and $1,001,467, respectively, of which $0 and $1,001,467, respectively, was waived by the Adviser. For the three months ended September 30, 2014 and for the period from May 8, 2014 to September 30, 2014, the Company recorded a waiver of management and incentive fees of $1,374,118.

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

For the three and nine months ended September 30, 2015 the Company recorded directors' fee expense of $57,635 and $171,826, respectively, of which $36,500 was payable at September 30, 2015. For the three months ended September 30, 2014 and for the period from May 8, 2014 to September 30, 2014 the Company recorded directors' fee expense of $26,916 and $106,916, respectively, of which $60,245 was payable at September 30, 2014. For the period from January 1, 2014 to May 7, 2014 the Partnership did not record any directors' fees expense.

9.	Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the nine months ended September 30, 2015, the period from May 8, 2014 through September 30, 2014, and the period from January 1, 2014 through May 7, 2014.

	For the nine months ended September 30, 2015	For the period from May 8, 2014* through September 30, 2014		For the period from January 1, 2014 through May 7, 2014
Investment purchases, at cost (including PIK interest)	$78,639,890	$52,045,804	**	$50,201,887
Investment sales, proceeds (including Principal payments/paydown proceeds)	48,051,430	27,109,542		15,780,666

*Commencement of operations of the Company

** Excludes $185 million of investment portfolios acquired by the Company from the Partnership and the Warehouse Portfolios (see Note 1)

10.	Alcentra Capital InterNotes®

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

During the nine months ended September 30, 2015, we issued $40.0 million in aggregate principal amount of our Alcentra Capital InterNotes for net proceeds of $39.2 million. These notes were issued with stated interest rates of 6.25%, 6.375%, 6.5%, and 6.75%. These notes mature between February 15, 2020 and April 15, 2022. For the three and nine months ended September 30, 2015, the Company borrowed an average of $40.0 million and $26.1 million with a weighted average interest rate of 6.47% and 6.43%, respectively.

The following table summarizes the Alcentra Capital InterNotes® issued and outstanding during the nine months ended September 30, 2015.

Tenor at	Principal	Interest
Origination	Amount	Rate
(in years)	(000’s omitted)	Range	Maturity Date Range
7	$1,331	6.500%	January 15, 2022
5	2,055	6.375%	February 15, 2020
5	1,000	6.375%	February 15, 2020
5	1,050	6.375%	February 15, 2020
5	500	6.375%	March 15, 2020
5	124	6.375%	April 15, 2020
7	87	6.750%	April 15, 2020
5	17,000	6.250%	April 15, 2020
5	16,853	6.500%	April 15, 2020
	$40,000

During the nine months ended September 30, 2015, we redeemed $0 aggregate principal amount of our Alcentra Capital InterNotes®. The net proceeds of this offering were used to repay outstanding indebtedness under the Credit Facility.

In connection with the issuance of the Alcentra Capital InterNotes®, we incurred $0.78 million of fees which are being amortized over the term of the notes and are included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of September 30, 2015. During the nine months ended September 30, 2015 we recorded $1.3 million of interest costs and amortization of financing costs on the Alcentra Capital InterNotes® as interest expense.

11.	Credit Facility/Line of Credit

On May 8, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital LLC (“ING”), as administrative agent, collateral agent and lender to provide liquidity in support of its investment and operational activities. The Credit Facility has an initial commitment of $80 million with an accordion feature that allows for an increase in the total commitments up to $160 million, subject to certain conditions and the satisfaction of specified financial covenants. The Credit Facility was amended on August 11, 2015 to increase the accordion feature to allow for a future increase of the total commitments up to $250,000,000, subject to satisfaction of certain conditions at the time of any such future increase. As amended, the Credit Facility has a maturity date of August 11, 2020 and bears interest, at our election, at a rate per annum equal to (i) 2.25% plus the highest of a prime rate, the Federal Funds rate plus 0.5%, three month LIBOR plus 1%, and zero or (ii) 3.25% plus the one, three or six month LIBOR rate, as applicable. The Credit Facility is secured primarily by the Company’s assets. Costs of $2,313,355 were incurred in connection with obtaining and amending the Credit Facility, which have been recorded as deferred financing costs on the Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility.

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

The Company has made customary representations and warranties and is required to comply with various covenants and reporting requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2015, the Company was in compliance in all material respects with the terms of the Credit Facility.

As of September 30, 2015 and December 31, 2014 the Company had United States dollar borrowings of $52.7 million and $62.5 million outstanding under the Credit Facility, respectively. For the three and nine months ended September 30, 2015, the Company borrowed an average of $37.5 million and $45.5 million with a weighted average interest rate of 3.56% and 3.52%, respectively.

The Partnership entered into a credit agreement with the Administrator under which the Partnership can borrow an aggregate principal amount of $15 million for the financing of portfolio investments. Interest is charged at the LIBOR Rate plus 1.00%. The credit agreement terminated on April 24, 2014. For the nine months ended September 30, 2014, Alcentra and the Partnership borrowed an average of $21,953,080.

12.	Market and Other Risk Factors

At September 30, 2015, the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is concentrated in the twenty-four industries listed in Note 14. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

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

On October 13, 2015, Cahaba Disaster Recovery, LLC (“Cahaba”) filed a lawsuit in state court in Jefferson County, Alabama, against DRC Emergency Services, LLC (“DRC”) and Alcentra Capital Corporation (“ACC”), relating to disaster recovery services allegedly provided in the wake of the tornado that struck Joplin, MO in 2011. The complaint alleges that DRC was retained as a first-tier subcontractor on two disaster recovery engagements, and that DRC in turn brought in Cahaba as a second-tier subcontractor for those jobs. The complaint alleges that Cahaba has received only partial payment from DRC and is owed a total of $2,471,680. The complaint alleges that ACC is also liable to Cahaba for those amounts because it was the “alter ego” of DRC, due to what the complaint alleges to be ACC’s “indicia of control” of DRC by Alcentra. Cahaba has agreed to dismiss the case without prejudice (by agreement of parties), subject to its being reinstituted at a later date.

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2015, the Company had $9.8 million in unfunded commitments under loan and financing agreements. As of September 30, 2015 and December 31, 2014, the Company’s unfunded commitment under loan and financing agreements are presented below.

	As of
	September 30, 2015	December 31, 2014

A2Z Wireless Holdings, Inc.	$1,004,270	$-
Alpine Waste	5,000,000	5,000,000
Dentistry For Children, Inc.	3,500,000	3,500,000
HealthFusion, Inc.	-	2,500,000
IGT	250,000	500,000
Nation Safe Drivers (NSD)	-	826,202
Total	$9,754,270	$12,326,202

14.	Classification of Portfolio Investments

As of September 30, 2015, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$33,027,344	$33,553,344	16.63%
Waste Services	21,504,044	21,004,046	10.41%
Automotive Business Services	19,922,065	19,922,065	9.88%
Infrastructure Maintenance	17,169,010	19,562,379	9.70%
Technology & Telecom	14,306,542	16,468,000	8.16%
Education	14,277,267	15,570,999	7.72%
Oil & Gas Services	12,961,865	12,961,865	6.43%
Healthcare Products	11,800,437	12,000,000	5.95%
Media: Advertising, Printing & Publishing	11,750,000	11,750,000	5.82%
Wholesale	10,235,404	11,702,451	5.80%
Restoration Services	12,198,059	11,486,407	5.69%
Technology	8,112,000	11,124,000	5.51%
Disaster Recovery Services	12,908,929	10,949,562	5.43%
Telecommunications	9,848,070	10,514,000	5.21%
Industrial Services	10,166,970	10,251,086	5.08%
Transportation Logistics	10,000,000	10,000,000	4.96%
Security	9,632,518	9,632,518	4.77%
High Tech Industries	6,168,000	7,475,000	3.71%
Media & Entertainment	12,242,738	7,318,545	3.63%
Wholesale/Distribution	7,000,000	7,000,000	3.47%
Environmental/Recycling Solutions	6,510,910	5,452,910	2.70%
Food & Beverage	4,185,000	4,264,000	2.11%
Aerospace	4,000,000	4,000,000	1.98%
Packaging	3,773,371	3,773,371	1.87%
Call Center Services	1,187,941	1,200,000	0.59%
Total	$284,888,484	$288,936,550	143.23%
Geographic Region
South East	$71,978,212	$72,563,123	35.97%
South	67,023,059	65,718,666	32.58%
Eastern	60,372,604	63,982,070	31.72%
West	32,879,052	32,036,870	15.88%
Mid West	24,559,891	24,167,821	11.98%
South West	18,306,542	20,468,000	10.15%
North West	10,000,000	10,000,000	4.96%
Total	$285,119,360	$288,936,550	143.23%
Investment Type
Senior Subordinated	$89,287,252	$89,517,081	44.37%
Senior Secured - First Lien	80,795,900	82,032,330	40.66%
Senior Secured - Second Lien	60,306,010	60,505,573	29.99%
Equity/Other	54,730,198	56,881,566	28.20%
Total	$285,119,360	$288,936,550	143.23%

*Fair value as a percentage of Net Assets

As of December 31, 2014, the Company’s portfolio investments were categorized as follows:

			% of
			Net
Industry	Cost	Fair Value	Assets*
Healthcare Services	$22,877,700	$23,502,700	11.69%
Technology & Telecom	14,306,541	17,459,000	8.69%
Infrastructure Maintenance	15,861,076	16,102,785	8.01%
Education	14,277,267	15,717,008	7.82%
Retail Distribution	14,625,000	14,625,000	7.28%
Automotive	14,251,576	14,251,576	7.09%
Oil & Gas Services	12,767,248	13,044,000	6.49%
Disaster Recovery Services	12,290,398	12,596,562	6.26%
Restoration Services	12,116,713	12,119,289	6.03%
Healthcare: Orthopedic Products	11,760,000	12,000,000	5.97%
Waste Management	11,355,479	11,355,479	5.65%
Wholesale	9,960,374	10,849,399	5.40%
Industrial Services	9,899,901	10,006,651	4.98%
Media & Entertainment	11,886,858	9,605,545	4.78%
Technology	8,112,000	9,412,000	4.68%
Waste Services	9,000,000	9,000,000	4.48%
Healthcare & Pharmaceuticals	8,000,000	8,160,000	4.06%
Media: Broadcasting & Subscription	7,397,404	7,575,000	3.77%
Consumer Services	7,167,144	7,167,144	3.57%
Wholesale/Distribution	7,000,000	7,000,000	3.48%
Food & Beverage	5,000,000	4,591,000	2.28%
Environmental/Recycling Services	6,268,232	4,576,000	2.28%
Packaging	3,716,716	3,716,716	1.85%
Business Services	3,000,000	3,000,000	1.49%
Call Center Services	1,185,145	1,201,000	0.60%
Total	$254,082,772	$258,633,854	128.68%
Geographic Region
South	$63,408,612	$65,129,019	32.39%
South East	52,303,129	52,764,705	26.25%
Eastern	48,315,209	50,080,809	24.92%
West	39,380,867	38,346,543	19.08%
South West	14,306,541	17,459,000	8.69%
Canada	14,625,000	14,625,000	7.28%
Mid West	14,346,010	12,653,778	6.30%
Puerto Rico	7,397,404	7,575,000	3.77%
Total	$254,082,772	$258,633,854	128.68%
Investment Type
Senior Secured - First Lien	$98,550,397	$97,395,708	48.46%
Equity/Other	53,792,879	59,503,141	29.60%
Senior Subordinated	55,408,294	54,986,207	27.36%
Senior Secured - Second Lien	46,331,202	46,748,798	23.26%
Total	$254,082,772	$258,633,854	128.68%

*Fair value as a percentage of Net Assets

15.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for one share of common stock for the nine months ended September 30, 2015 and for the period from May 8, 2014 through September 30, 2014.

	For the nine months ended		For the period May 8, 2014 through
	September 30, 2015		September 30, 2014
	(Unaudited)		(Unaudited)*
Per share data(1)
Net asset value, beginning of period	$14.87		$14.55

Net investment income (loss)	1.09		0.52
Net realized and unrealized gains (losses)	(0.06)		0.55
Benefit for taxes on unrealized appreciation on investments	0.04		—
Net increase (decrease) in net assets resulting from operations	1.07		1.07

Distributions to shareholders:(2)
From net investment income	(1.02)		(0.52)

Offering costs	—		(0.10)

Net asset value, end of period	$14.92		$15.00
Market value per share, end of period	$11.59		$13.28

Total return based on net asset value(3)(4)	7.2%		3.5	%(5)
Total return based on market value(3)(4)	0.9%		(8.0	)%(5)

Shares outstanding at end of period	13,516,766		13,516,766

Ratio/Supplemental Data:
Net assets, at end of period	$201,733,672		$202,786,655
Ratio of total expenses before waiver to average net assets(6)	7.60%		4.87%
Ratio of interest expenses to average net assets(6)	2.31%		1.01%
Ratio of incentive fees to average net assets(6)	1.82%		0.97%
Ratio of waiver of management and incentive fees to average net assets(6)	0.66%		1.75%
Ratio of net expenses to average net assets(6)	6.94%		3.12%
Ratio of net investment income (loss) before waiver to average net assets(6)	9.12%		7.24%
Ratio of net investment income (loss) after waiver to average net assets(6)	9.78%		8.99%

Total Credit Facility payable outstanding	$52,654,738		$26,939,154
Total Notes payable outstanding	$40,000,000		$—

Asset coverage ratio(7)	3.2		8.5
Portfolio turnover rate(4)	18	%(8)	13	%(9)

*	Commencement of operations of the Company.
(1)	The per share data was derived by using the average shares outstanding during the period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Not Annualized.
(5)	Total investment return on net asset value is calculated assuming a purchase at the offering price of $15.00 per share paid by the shareholder on the first day and a sale at the net asset value on the last day of the period reported with all distributions reinvested. Total investment return on market value is calculated assuming a purchase at the offering price of $15.00 per share paid by the shareholder on the first day and a sale at the current market price on the last day of the period reported with all distributions reinvested.

(6)	Annualized.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(8)	For the nine months ended September 30, 2015.
(9)	For the period from May 8, 2014 to September 30, 2014.

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

In accordance with the SEC’s Regulation S-X and GAAP, we have subsidiaries that are not required to be consolidated. We have certain unconsolidated significant subsidiaries that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the nine months ended September 30, 2015 and as of and for the year ended December 31, 2014.

	As of		For the nine months ended
Balance Sheet	September 30, 2015	Income Statement	September 30, 2015

Current Assets	15,219,136	Net Sales	19,163,262
Noncurrent Assets	25,565,840	Gross Profit	3,729,742
Current Liabilities	5,741,410	Net Income (Loss)	(5,150,170)
Noncurrent Liabilities	20,000,000

	As of		For the year ended
Balance Sheet	December 31, 2014	Income Statement	December 31, 2014

Current Assets	21,752,296	Net Sales	73,379,709
Noncurrent Assets	26,765,177	Gross Profit	26,108,240
Current Liabilities	5,827,408	Net Income (Loss)	9,166,096
Noncurrent Liabilities	20,000,000

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

On August 29, 2014, DRC ES was suspended from Federal Government contracting and from directly or indirectly receiving the benefits of federal assistance programs. In DRC ES’s opinion the suspension primarily resulted from alleged actions taken by former employees and subcontractors related to two particular contracts. None of the employees in question work for DRC ES or any of its affiliates. DRC ES fully cooperated with all Government investigations. The suspension was terminated on October 1, 2014. DRC ES’s contracts and customer relationships were not materially impacted by the suspension.

On October 13, 2015, Cahaba Disaster Recovery, LLC (“Cahaba”) filed a lawsuit in state court in Jefferson County, Alabama, against DRC Emergency Services, LLC (“DRC”) and Alcentra Capital Corporation (“ACC”), relating to disaster recovery services allegedly provided in the wake of the tornado that struck Joplin, MO in 2011. The complaint alleges that DRC was retained as a first-tier subcontractor on two disaster recovery engagements, and that DRC in turn brought in Cahaba as a second-tier subcontractor for those jobs. The complaint alleges that Cahaba has received only partial payment from DRC and is owed a total of $2,471,680. The complaint alleges that ACC is also liable to Cahaba for those amounts because it was the “alter ego” of DRC, due to what the complaint alleges to be ACC’s “indicia of control” of DRC by Alcentra. Cahaba has agreed to dismiss the case without prejudice (by agreement of parties), subject to its being reinstituted at a later date.

17.	Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

Subsequent to September 30, 2015, the following activity occurred:

On October 15, 2015, Alcentra funded a $5,500,000 investment in Xpress Global Systems, LLC (13.5% 2nd Lien).

On October 15, 2015, Stancor repaid a portion of its debt in the amount of $1,028,364.

On October 16, 2015, Alcentra funded a $7,875,000 investment in NTI Holdings, LLC (9% Unitranche) and $350,000 in equity.

On October 20, 2015, Alcentra amended the terms of its deal with My Alarm Company from 16.25% subordinated debt to 12% 2nd lien debt and extended the maturity to July 2019.

On October 20, 2015, Cologix, Inc. announced the purchase of Net Access, LLC in a transaction expected to close before year end. Net Access LLC is an existing portfolio company and Alcentra has an equity investment in Net Access LLC.

On October 30, 2015, Alcentra funded an additional $2,000,000 investment to Alpine, an existing portfolio company.

On October 30, 2015, Quality Systems, Inc. announced an agreement to acquire Health Fusion Holdings, Inc. for $165 million plus potential additional contingent consideration of up to $25 million. HealthFusion is an existing portfolio company and Alcentras investment consists of $5,923,000 of 1st lien debt and 1.79% of warrants. Expected closing date is before December 31, 2015.

On November 5th, 2015, the Board of Directors approved the 2015 fourth quarter dividend of $0.34 per share for shareholders of record date December 31, 2015 and payable January 7, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words "may," "might," "will," "intend," "should," "could," "can," "would," "expect," "believe," "estimate," "anticipate," "predict," "potential," "plan" or similar words.

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

Overview

Alcentra Capital Corporation (the "Company", "Alcentra", "ACC", "we", "us" or "our") was formed as a Maryland corporation on June 4, 2013 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). Alcentra is managed by Alcentra NY, LLC (the "Adviser", or "Alcentra NY"), registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). State Street Bank and Trust Company ("State Street") provides us with financial reporting, post-trade compliance, and treasury services. In addition, for U.S. federal income tax purposes, Alcentra has elected to be treated as a regulated investment company ("RIC"). under Subchapter M of the Internal Revenue.

BNY Mellon-Alcentra Mezzanine III, L.P. (the "Partnership" or "Fund III") is a Delaware limited partnership, which commenced operations on May 14, 2010. The Partnership was formed for the purpose of seeking current income and long-term capital appreciation by making investments in senior debt securities, subordinated debt securities, and common and preferred equity securities with equity rights or participations in U.S.-based middle market companies. BNY Mellon-Alcentra Mezzanine III (GP), L.P. (the "General Partner"), a Delaware limited liability company, is the General Partner of the Partnership. BNY Mellon-Alcentra Mezzanine Partners (the "Manager"), a division of Alcentra NY, LLC ("Alcentra Group") and an affiliate of the General Partner, manages the investment activities of the Partnership. Alcentra NY, LLC is wholly owned by BNY Alcentra Group Holdings, Inc. which is wholly owned by The Bank of New York Mellon Corporation.

On May 14, 2014, Alcentra completed its initial public offering (the "Offering"), at a price of $15.00 per share. Through its initial public offering the Company sold 6,666,666 shares for gross proceeds of approximately $100,000,000. On June 6, 2014, Alcentra sold 750,000 shares through the underwriters' exercise of the overallotment option for gross proceeds of $11,250,000.

Immediately prior to the Offering, Fund III sold all of its assets other than its investment in the shares of common stock and warrants to purchase common stock of GTT Communications (the "Fund III Acquired Assets") to the Company for $64.4 million in cash and $91.5 million in shares of the Company's common stock. Concurrent with the acquisition of the Fund III Acquired Assets from Fund III, the Company also purchased for $29 million in cash certain additional investments (the "Warehouse Portfolio") from Alcentra Group. The Warehouse Portfolio consisted of approximately $29 million in debt investments originated by the investment professionals of the Manager and purchased by Alcentra Group using funds under a warehouse credit facility provided by The Bank of New York Mellon Corporation in anticipation of the Offering.

The Company entered into a senior secured term loan agreement (the "Bridge Facility") with ING Capital LLC as lender that it used to fund the purchase of the Warehouse Portfolio and to fund the cash portion of the consideration paid to Fund III. In May 2014, the Company used $94.2 million of the proceeds from the Offering to repay the Bridge Facility in full.

The Company's investment objective is to generate both current income and capital appreciation through debt and equity investments by targeting investment opportunities with favorable risk-adjusted returns. The Company invests primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making direct equity investments in such companies.

The Company is required to comply with certain regulatory requirements such as not acquiring any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in "eligible portfolio companies." Under the relevant SEC rules, the term "eligible portfolio company" includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States.

Since Alcentra did not commence investment operations until May 8, 2014, the discussion and analysis of financial condition and results of operations as of June 30, 2014 described in this section pertains to the historical operations of Fund III given that Alcentra acquired substantially all of Fund III's investment portfolio in connection with the acquisition of the Fund III Acquired Assets. However, ACC did not assume any liabilities of Fund III in connection with the acquisition of the Fund III Acquired Assets or contractual arrangements of Fund III, including with its lender or the Manager, in connection with the acquisition of the Fund III Acquired Assets other than to fund $2.6 million under revolving lines of credit. As a result, you should be mindful of the foregoing facts when reviewing the discussion and analysis set forth in this section as well as in connection with reviewing the financial information contained elsewhere in this Form 10-Q. In addition, the discussion and analysis below does not take into account or otherwise relate to the Warehouse Portfolio acquired by ACC from Alcentra Group.

As used in this section, the terms "we" and "us" refer to Fund III for the periods prior to the Offering and refer to ACC for the periods after the Offering.

Portfolio Composition and Investment Activity

Portfolio Composition

During the nine months ended September 30, 2015, we invested $69.8 million in debt and equity investments, including six new portfolio companies. These investments consisted of subordinated notes ($35.0 million, or 50.1%), second lien notes ($21.3 million, or 30.5%) and senior secured loans ($13.5 million, or 19.4%). During the nine months ended September 30, 2015 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $41.2 million. During the period May 8, 2014 through September 30, 2014, we invested $50.7 million in debt and equity investments, including seven new portfolio companies. These investments consisted of subordinated notes ($22.5 million, or 44.3%), second lien notes ($16.7 million, or 32.9%) and senior secured loans ($11.5 million, or 22.7%). During the period May 8, 2014 through September 30, 2014, we received proceeds from sales or repayments, including principal, return of capital dividends and realized gains, of $18.3 million.

As of September 30, 2015, the fair value of our investment portfolio totaled $288.9 million (at fair value) and consisted of 29 portfolio companies. At September 30, 2015, 44.2% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 55.8% bore interest at fixed rates. Our average portfolio company investment at amortized cost and fair value was approximately $9.9 million and $10.0 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $17.1 million and $19.6 million, respectively.

As of December 31, 2014, the fair value of our investment portfolio totaled $258.6 million (at fair value) and consisted of 28 portfolio companies. At December 31, 2014, 31.8% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 68.2% bore interest at fixed rates. Our average portfolio company investment at amortized cost and fair value was approximately $8.8 million and $8.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $16.5 million and $16.8 million, respectively.

The weighted average yield on all of our debt investments as of September 30, 2015 and December 31, 2014 was approximately 12.2% and 11.7%, respectively. The weighted average yields were computed using the effective interest rates for debt investments, including accretion of original issue discount.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2015 and December 31, 2014, we had $9.8 million and $12.3 million respectively of unfunded commitments under loan and financing agreements.

The following table shows the portfolio composition by investment type at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014

Senior Secured - First Lien Debt	28.4%	37.7%	28.3%	38.8%
Senior Secured - Second Lien Debt	20.9%	18.1%	21.2%	18.2%
Subordinated Debt	31.0%	21.3%	31.3%	21.8%
Equity	19.7%	23.0%	19.2%	21.2%
	100.0%	100.0%	100.0%	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Aerospace	1.38%	-	1.40%	-
Automotive Business Services	6.89%	5.51%	6.99%	5.61%
Business Services	0.42%	1.62%	0.42%	1.65%
Disaster Recovery Services	3.79%	4.87%	4.53%	4.84%
Education	5.39%	6.08%	5.01%	5.62%
Environmental Services	1.89%	1.77%	2.29%	2.47%
Food & Beverage	1.48%	1.78%	1.47%	1.97%
Healthcare	15.77%	16.88%	15.74%	16.78%
Industrial Services	5.97%	3.87%	6.03%	3.90%
Infrastructure Maintenance	6.77%	6.23%	6.03%	6.24%
Media & Entertainment	6.60%	6.64%	8.42%	7.59%
Oil & Gas Services	4.49%	5.04%	4.55%	5.02%
Packaging	1.31%	1.44%	1.32%	1.46%
Restoration Services	3.98%	4.69%	4.28%	4.77%
Retail Distribution	-	5.65%	-	5.76%
Services: Consumer	3.33%	2.77%	3.38%	2.82%
Technology & Telecom	15.78%	10.39%	13.49%	8.82%
Transportation Logistics	3.46%	-	3.51%	-
Waste Services	7.27%	7.87%	7.55%	8.01%
Wholesale	4.05%	6.90%	3.59%	6.68%
Grand Total	100.00%	100.00%	100.00%	100.00%

$93.4 million of the portfolio (34.2%) had a first credit exposure at 0.0x-1.0x EBITDA ; $121.7 million of the portfolio (44.6%) had a first credit exposure at 1.0x-3.0x EBITDA; $42.1 million of the portfolio (15.4%) had a first credit exposure at 3.0x-4.0x EBITDA ; and $1.0 million of the portfolio (0.4%) had a first credit exposure at 4.0x-4.5x EBITDA; and $14.7 million of the portfolio (5.4%) had a first credit exposure at >4.5x EBITDA.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization.

Non-Accrual Status

We will generally not accrue interest on loans and debt securities if principal or interest cash payments are past due 30 days or more and/or we have reason to doubt our ability to collect such interest. As of September 30, 2015 and December 31, 2014, we had no loans on non-accrual status.

Asset Quality

We currently do not use a rating system to monitor portfolio performance. As the portfolio grows in size, we would expect to implement a portfolio rating system.

RESULTS OF OPERATIONS

Comparison of the three month period ended September 30, 2015 and September 30, 2014 Investment Activity

During the three months ended September 30, 2015, we funded $21.2 million of new and existing investments and $15.8 million of repayments were received.

During the three months ended September 30, 2014, we invested $35.0 million, $30.3 million in new portfolio companies and $4.7 million in add-on investments, and received $25.4 in repayments.

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

For the three months ended September 30, 2015, total investment income totaled $8.5 million and was primarily composed of interest and PIK income, and $0.48 million of other income, of which prepayment fee income was $0.387 million. Total investment income for the three months ended September 30, 2014 totaled $5.8 million and was primarily composed of interest income, including $0.8 million of PIK income, $0.4 million of dividend income and $1.1 million of other income.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2015, the net increase in net assets resulting from operations totaled $3.254 million.

For the three months ended September 30, 2014, net increase in net assets resulting from operations totaled $7.9 million.

Comparison of nine months ended September 30, 2015 and January 1, 2014 through May 7, 2014 and May 8, 2014 through September 30, 2014

Investment Income

For the nine month period ended September 30, 2015, net investment income was $14.76 million.

For the period January 1, 2014 through May 7, 2014, net investment income was $6.9 million.

For the period May 8, 2014 through September 30, 2014, net investment income was $7.05 million.

Expenses

For the nine month period ended September 30, 2015, operating expenses totaled $11.4 million (before a waiver for Capital Gains-based incentive fee of $1.0 million and including a management fee of $3.6 million). Interest and financing expenses for the nine months ended September 30, 2015 were $3.5 million.

For the period January 1, 2014 through May 7, 2014, operating expenses totaled $0.8 million (inclusive of a management fee of $0.7 million). Interest and financing expenses for this period was $0.050 million.

For the period May 8, 2014 through September 30, 2014, operating expenses totaled $3.8 million (before a waiver for management and incentive fees of $1.4 million and inclusive of management and incentive fees of $2.2 million). Interest and financing expenses for this period was $0.8 million.

Net Increase in Net Assets Resulting from Operations

For the nine months ended September 30, 2015, the total net increase in assets resulting from operations totaled $14.65 million.

For the period January 1, 2014 through May 7, 2014, the total net increase in assets resulting from operations totaled $9.9 million.

For the period May 8, 2014 through September 30, 2014, the total net increase in assets resulting from operations totaled $11.7 million.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the "Taxable Subsidiaries"). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are "pass through" entities for tax purposes and continue to comply with the "source income" requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three and nine months ended September 30, 2015, we recognized a benefit for income tax on unrealized gains on investments of $1.1 million and $0.5 million, respectively.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

For the nine months ended September 30, 2015, we experienced an increase in cash and cash equivalents in the amount of $1.4 million. During that period, our operating activities used $12.9 million in cash, primarily in connection with the purchase/repayments of investments and the increase in liabilities due to an increase in management and incentive fees. In addition, financing activities provided cash of $14.4 million primarily from the issuance of the Internotes. As of September 30, 2015, we had $11.5 million of cash on hand.

For the period from January 1, 2014 through May 7, 2014, we had an increase in cash and cash equivalents in the amount of $9.9 million. During that period, our operating activities used $29.9 million in cash, primarily in connection with the purchase of new investments. In addition, our financing activities provided cash of $39.9 million, primarily from capital contributions received from limited partners. As of May 7, 2014, we had $10.7 million of cash on hand.

For the period May 8, 2014 through September 30, 2014, we had an increase in cash and cash equivalents in the amount of $19.2 million. During that period, our operating activities used $111.6 million in cash, primarily through the purchase of the portfolio in connection with our IPO. In addition, our financing activities provided cash of $130.8 million primarily from the issuance of capital stock from the IPO.

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

Financing Transactions

In connection with the Offering, Alcentra entered into a senior secured revolving credit agreement ("Credit Facility") with ING Capital LLC, as administrative agent and lender. The Credit Facility had an initial commitment of $80 million with an accordion feature that allows for an increase in total commitments to $160 million. The Credit Facility was amended on August 11, 2015 to increase the accordion feature to allow for a future increase of the total commitments up to $250,000,000, subject to satisfaction of certain conditions at the time of any such future increase. As amended, the Credit Facility has a maturity date of August 11, 2020 and bears interest, at our election, at a rate per annum equal to (i) 2.25% plus the highest of a prime rate, the Federal Funds rate plus 0.5%, three month LIBOR plus 1%, and zero or (ii) 3.25% plus the one, three or six month LIBOR rate, as applicable.. The Credit Facility is secured by a first priority security interest in all of Alcentra's portfolio investments, the equity interests in certain of its direct and indirect subsidiaries and substantially all of its other assets. Alcentra is also subject to customary covenants and events of default typical of a facility of this type. As of September 30, 2015 total commitments under the Credit Facility were $135 million. Borrowings under the facility were $52.6 million as of September 30, 2015.

Regulated Investment Company Status and Distributions

We have elected to be treated as a RIC under Subchapter M of the Code for the fiscal year ending December 31, 2015. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

Investment Advisory Agreement

Under the Advisory Agreement, Alcentra pays Alcentra NY, LLC (the "Adviser") a base management fee calculated at an annual rate as follows: 1.75% of its gross assets (i.e., total assets held before deduction of any liabilities), including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such as investments in U.S. Treasury Bills), if its gross assets are below $625 million; 1.625% of its total gross assets if our gross assets are between $625 million and $750 million; and 1.5% of its gross assets if its assets are greater than $750 million. These various management fee percentages (i.e. 1.75%, 1.625% and 1.5%) would apply to ACC's entire gross assets in the event its gross assets exceed the various gross asset thresholds.

In addition, Alcentra pays the Adviser an incentive fee under the Advisory Agreement which consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of ACC's "pre-incentive fee net investment income" for the immediately preceding quarter, subject to a hurdle rate of 2% per quarter (8% annualized), and is subject to a "catch-up" feature. The second part is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the Advisory Agreement, as of the termination date) and equals 20% of ACC's aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. See Note 7.

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

Valuation of portfolio investments

We generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by ACC's board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least once annually. With respect to unquoted securities, we value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies and other factors.

Because there is not a readily available market for substantially all of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by ACC's board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, ACC's board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with our senior management and the Adviser committee;

•	The audit committee of ACC's board of directors then reviews these preliminary valuations;

•	At least once quarterly, independent valuation firms engaged by ACC's board of directors will prepare valuations on a selected basis and submit reports to the board of directors; and

•	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based the input of Adviser, the independent valuation firm and the audit committee.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. Our off-balance sheet arrangements consisted of $9.8 million and $12.3 million of unfunded commitments to provide debt financing to one of our portfolio companies as of September 30, 2015 and December 31, 2014, respectively.

Recent Developments

Subsequent to September 30, 2015, the following activity occurred:

On October 15, 2015, Alcentra funded a $5,500,000 investment in Xpress Global Systems, LLC (13.5% 2nd Lien).

On October 15, 2015, Stancor repaid a portion of its debt in the amount of $1,028,364.

On October 16, 2015, Alcentra funded a $7,875,000 investment in NTI Holdings, LLC (9% Unitranche) and $350,000 in equity.

On October 20, 2015, Alcentra amended the terms of its deal with My Alarm Company from 16.25% subordinated debt to 12% 2nd lien debt and extended the maturity to July 2019.

On October 20, 2015, Cologix, Inc. announced the purchase of Net Access, LLC in a transaction expected to close before year end. Net Access LLC is an existing portfolio company and Alcentra has an equity investment in Net Access LLC.

On October 30, 2015, Alcentra funded an additional $2,000,000 to Alpine, an existing portfolio company.

On October 30, 2015, Quality Systems, Inc. announced an agreement to acquire Health Fusion Holdings, Inc. for $165 million plus potential additional contingent consideration of up to $25 million. HealthFusion is an existing portfolio company and Alcentras investment consists of $5,923,000 of 1st lien debt and 1.79% of warrants. Expected closing date is before December 31, 2015.

On November 5th, 2015, the Board of Directors approved the 2015 fourth quarter dividend of $0.34 per share for shareholders of record date December 31, 2015 and payable January 7, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2015 and December 31, 2014, 44.2% and 32%, or 10 and 9 of the loans in our portfolio bore interest at floating rates, respectively. In the future, we expect other loans in our portfolio will have floating rates. As of September 30, 2015 and September 30, 2014, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently subject to any material legal proceedings, other than as set forth below, nor, to its knowledge, is any material legal proceeding threatened against it. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of its rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its financial condition or results of operations.

 On October 13, 2015, Cahaba Disaster Recovery, LLC (“Cahaba”) filed a lawsuit in state court in Jefferson County, Alabama, against DRC Emergency Services, LLC (“DRC”) and Alcentra Capital Corporation (“ACC”), relating to disaster recovery services allegedly provided in the wake of the tornado that struck Joplin, MO in 2011. The complaint alleges that DRC was retained as a first-tier subcontractor on two disaster recovery engagements, and that DRC in turn brought in Cahaba as a second-tier subcontractor for those jobs. The complaint alleges that Cahaba has received only partial payment from DRC and is owed a total of $2,471,680. The complaint alleges that ACC is also liable to Cahaba for those amounts because it was the “alter ego” of DRC, due to what the complaint alleges to be ACC’s “indicia of control” of DRC by Alcentra. Cahaba has agreed to dismiss the case without prejudice (by agreement of parties), subject to its being reinstituted at a later date.

Item 1A. Risk Factors

There has been no material change in the information provided under the heading “Risk Factors” in the Company’s annual report on Form 10-K/A filed with the SEC on March 19, 2015. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial may materially affect its business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
10.1	Amendment No. 3 to the Senior Revolving Credit Agreement, dated August 11, 2015, by and among the Company, as borrower, the lenders party thereto and ING Capital, LLC, as Administrative Agent and bookrunner (1)

11.1	Computation of Per Share Earnings (2)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Accounting Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Previously filed in connection with the Company’s current report on Form 8-K, filed on August 12, 2015, and incorporated herein by reference
(2)	Included in the notes to the consolidated financial statements contained in this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2015

By:	/s/ Paul J. Echausse
Name: Paul J. Echausse
Title: Chief Executive Officer and President

By:	/s/ Ellida McMillan
Name: Ellida McMillan
Title: Chief Accounting Officer, Secretary, and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment No. 3 to the Senior Revolving Credit Agreement, dated August 11, 2015, by and among the Company, as borrower, the lenders party thereto and ING Capital, LLC, as Administrative Agent and bookrunner (1)

11.1	Computation of Per Share Earnings (2)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Accounting Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Previously filed in connection with the Company’s current report on Form 8-K, filed on August 12, 2015, and incorporated herein by reference
(2)	Included in the notes to the consolidated financial statements contained in this report

