Form 10-K
period 2015-12-31
Alcentra Capital Corp
filed 2016-03-09
CIK 1578620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting Company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed fiscal quarter was approximately $106,535,066 million based upon the last sale price for the Registrant’s common stock on that date.

There were 13,516,766 shares of the Registrant’s common stock outstanding as of March 9, 2016.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

ALCENTRA CAPITAL CORPORATION

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2015

i

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our,” and the “Company” refer to Alcentra Capital Corporation; and
•	The “Adviser” and “Alcentra NY” refers to Alcentra NY, LLC, our investment advisor.
Item 1.	Business

General

Alcentra Capital Corporation

We are a specialty finance company that operates as a non-diversified, closed-end management investment company. We have elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940,. We have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes, which we refer to as the Code.

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

Our Adviser has a history of investing in companies that seek capital to use for growth initiatives, change in ownership in leveraged buyouts or a generational change of ownership, or what we refer to as Growth Companies. We define a Growth Company as a company that has experienced growth of at least two to three times the rate of gross domestic product, or GDP, or have a catalyst to achieve that type of growth. It has been the experience of our Adviser’s investment team that Growth Companies typically incur less leverage than larger companies in order to maintain the financial flexibility to continue to invest in the growth of their businesses. In the experience of our Adviser’s investment team, our targeted industry sectors tend to have a greater proportion of Growth Companies and therefore offer greater investment opportunities to pursue. Our targeted industry sectors are: healthcare and pharmaceutical services; defense, aerospace, homeland security and government services; business and outsourced services; and energy services. We may also make investments in portfolio companies that do not possess these characteristics or are outside of these industry sectors.

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

Formation Transactions

On May 8, 2014, we purchased a portfolio of approximately $155.9 million in debt and equity investments which consisted of all of the investment assets of BNY Mellon-Alcentra Mezzanine III, L.P., which we refer to as Fund III, except for its equity investment and warrants in GTT Communications. We refer collectively to the portfolio investments that we acquired from Fund III as the Fund III Acquired Assets. We purchased the Fund III Acquired Assets from Fund III for $64.4 million in cash and $91.5 million in shares of our common stock. Concurrent with our acquisition of the Fund III Acquired Assets, we also purchased approximately $29.0 million of debt and equity investments held by BNY Alcentra Group Holdings, Inc., which we refer to as the Alcentra Group, for $29.0 million in cash.

Organizational Structure

The following chart shows the ownership structure and various entities affiliated with us and our Adviser.

(1)	For tax purposes, certain of our equity investments purchased are held by a wholly-owned subsidiary of ours.

Our Adviser

Our investment activities are managed by Alcentra NY, our investment adviser. Alcentra NY is the U.S. subsidiary of Alcentra Group, an asset management platform focused on below-investment grade credit, often referred to as “high-yield” or “junk.” Alcentra Group has offices in London, Dusseldorf, Singapore, New York and Boston and manages more than 75 investment vehicles and accounts totaling more than $27.2 billion in assets. The Alcentra Mezzanine professionals of our Adviser have worked together for more than 8 years and as of December 31, 2015 have invested more than $500 million in lower middle-market companies. Alcentra Mezzanine combines significant credit analysis, structuring capability and transactional experience within the larger credit investment platform of Alcentra Group.

Our Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.

Our Adviser’s investment team is led by Paul J. Echausse, our President and Chief Executive Officer, and David Scopelliti, our Senior Vice President. Mr. Echausse was a founding member of Alcentra Mezzanine in 1998 through the investment of subordinated debt investments on the Bank of New York platform. Our Investment Committee is comprised of Paul J. Echausse, our President and Chief Executive Officer, Paul Hatfield, Chairman of our board of directors, Kevin Bannon, David Scopelliti, our Senior Vice President and Ellida McMillan, our Chief Accounting Officer. Members of our Investment Committee together with other investment professionals of our Adviser, collectively have more than 60 years of such experience investing and lending across changing market cycles. As of December 31, 2015, the investment professional of our Adviser have invested more than $500 million in debt and equity securities of primarily lower middle-market companies.

Our Adviser combines significant credit analysis, structuring capability and transaction experience within the larger credit investment platform of the Alcentra Group. See “Item 1. Business — General — Alcentra Group and BNY Mellon.”

We have entered into an the Investment Advisory Agreement with our Adviser pursuant to which we pay a base management fee and incentive fees to our Adviser for its services under the agreement. See “Item 1. Business Investment Advisory Agreement — Management Fees.” Our Adviser agreed to waive its fees (base management and incentive fee), without recourse against or reimbursement by us, through the quarter ended

June 30, 2015 and to the extent required in order for us to earn a quarterly net investment income to maintain a targeted dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis).

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

Alcentra Group and BNY Mellon

The Alcentra Group was formed in 2002 through the merger of two asset management divisions from Barclays Bank Plc in the United Kingdom and Imperial Credit Industries, Inc. In January 2006, Alcentra Group was purchased by BNY Mellon. As a wholly-owned subsidiary of Bank of New York Mellon Corporation, which we refer to as BNY Mellon, the Alcentra Group manages approximately $25.8 billion in below-investment grade debt assets across more than 75 investment vehicles and funds. The Alcentra Group collectively employed 128 investment professionals as of December 31, 2015. Alcentra Group is the specialist below-investment grade debt manager within BNY Mellon’s group of asset management boutiques.

BNY Mellon is one of the largest bank holding companies in the U.S. with a market capitalization of approximately $41.4 billion and is also one of the largest securities servicing organizations with $28.9 trillion of assets under custody and administration and boasts a global platform across 35 countries as of December 31, 2015. BNY Mellon is a substantial player in asset management with approximately $1.6 trillion of assets under management as of December 31, 2015.

BNY Mellon also maintains a substantial “Wealth Management” business that provides investment advisory services to high net worth individuals, families and family offices. As of December 31, 2015, BNY Mellon’s Wealth Management business has 41 offices, many of which are in major metropolitan offices throughout the country, and manages more than $200 billion on behalf of their clients. BNY Mellon’s Wealth Management group interacts regularly with privately owned businesses and the family owners thereof. The Alcentra Mezzanine team maintains an active calling program on these offices as a source of deal flow and deal referrals. We utilize our access to the BNY Wealth Management platform as an important component of our network of relationships in sourcing investment opportunities.

Credit Facility

In connection with the IPO, we entered into a senior secured revolving credit agreement (Credit Facility) with ING Capital LLC, as administrative agent and lender. The Credit Facility had an initial commitment of $80 million with an accordion feature that allows for an increase in total commitments to $160 million. The Credit Facility was amended on August 11, 2015 to increase the accordion feature to allow for a future increase of the total commitments up to $250,000,000, subject to satisfaction of certain conditions at the time of any such future increase. As amended, the Credit Facility has a maturity date of August 11, 2020 and bears interest, at our election, at a rate per annum equal to (i) 2.25% plus the highest of a prime rate, the Federal Funds rate plus 0.5%, three month LIBOR plus 1.0% and zero or (ii) 3.00% plus the one, three or six month LIBOR rate, as applicable.

Amendment to the Revolving Credit Facility

On March 2, 2016, we amended certain provisions of the Credit Facility relating to the treatment of approximately $38.6 million in aggregate principal amount of outstanding InterNotes that mature prior to the Credit Facility. Among other things, the amendments to the Credit Facility provide that, in the nine-month period prior to the maturity of these particular InterNotes, which mature between February 15 and April 15, 2020, our ability to borrow under the Credit Facility will be reduced by and in the amount of such InterNotes still outstanding during such time. The Credit Facility is secured by a first priority security interest in all of our portfolio investments, the equity interests in certain of its direct and indirect subsidiaries and substantially all of its other assets. We are also subject to customary covenants and events of default typical of a facility of this type. As of December 31, 2015, total commitments under the Credit Facility were $135 million. Borrowings under the Credit Facility were $63.5 million as of December 31, 2015.

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

Access to the Alcentra Group Platform.  We seek to leverage the depth and breadth of resources of the Alcentra Group platform across all aspects of its operations, benefiting from the Alcentra Group’s investment professionals, who in addition to their credit expertise, possess industry expertise. As of December 31, 2015, the Alcentra Group employs more than 23 senior analysts that closely follow a variety of industries, including healthcare, defense and business services. This unique access to in-house expertise will also be utilized in the ongoing monitoring of our investments.

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

Transaction Sourcing and Investment Process

Transaction Sourcing.  We source portfolio of investments from a variety of different investment sources, including private equity sponsors, fundless sponsors, family offices, management teams, financial institutions, investment bankers, accounting firms and law firms. We have and will continue to source deal flow and referrals from the BNY Wealth Management Platform. Alcentra Mezzanine has actively marketed its resources and capabilities in the middle-market for nearly 15 years, developing a network of over 5,000 transaction sources as of December 31, 2015, We believe that the breadth and depth of experience of the principals of our Adviser across different industries and transaction types, coupled with their strong relationships built from managing private funds with similar investment objectives, make the principals particularly qualified to source, analyze and execute investment opportunities.

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

As of December 31, 2015, we had $296.3 million (at fair value) invested in 32 portfolio companies. Our portfolio included approximately 30% of first lien debt, 28% of second lien debt, 27% of mezzanine debt and 15% of equity investments at fair value. Going forward we intend to reduce our equity allocation to approximately 10 – 12% of our portfolio investments. At December 31, 2015, our average portfolio company investment at amortized cost and fair value was approximately $9.6 million and $9.3 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $17.1 million and $22.8 million, respectively. At December 31, 2015, 52.1% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 47.9% bore interest at fixed rates. We intend to continue to re-balance our portfolio going forward with more investments that are floating rate loans.

The weighted average yield on all of our debt investments as of December 31, 2015 was approximately 12.4%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our subsidiary fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investments, which represents the interest rate on our debt investment restated as an interest rate payable annually in arrears and is computed including cash and payment in kind, or PIK interest, as well as accretion of original issue discount. There can be no assurance that the weighted average gross or cash yields will remain at their current levels.

The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies are not rated by any rating agency. If such investments were rated, we believe that they would likely receive a below-investment grade rating from a nationally recognized statistical rating organization, which is often referred to as “high-yield” or “junk.” Exposure to below-investment grade securities involves certain risks, and those securities are viewed as having predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, a substantial portion of our investment portfolio consists of debt investments for which issuers are not required to make principal payments until the maturity of the loans, which may result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. As of December 31, 2015, approximately 17.5% of the income we received from our portfolio companies was in the form of non-cash income, such as contractual pay-in-kind, or PIK, interest. Since PIK interest involves us recognizing income without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement applicable to RICs. Our failure to meet the annual distribution requirements could reduce the amounts available for distributions. In addition, the PIK feature of our subordinated debt and preferred equity investments increases our credit risk exposure over the life of the investments given that it increases the amounts that our portfolio companies will ultimately be required to pay us. Furthermore, we have not previously been required to manage our portfolio in accordance with the RIC asset diversification requirements. See “Item 1.A. Risk Factors — If we are unable to meet the RIC asset diversification requirements, we may fail to qualify as a RIC” and “— PIK interest payments we receive increase our assets under management and, as a result, increases the amount of base management fees and incentive fees payable by us to our Adviser”.

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

Pursuant to the Investment Advisory Agreement, we have agreed to pay our Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders. Our Adviser agreed to waive its fees (base management and incentive fee), without recourse against or reimbursement by us, through the quarter ended June 30, 2015 to the extent required in order for us to earn a quarterly net investment income to maintain a targeted dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis).

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

The capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing on December 31, 2014, and is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees,. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee:

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
Pre-incentive fee net investment income
(investment income - (management fee + other expenses) = 0.6125%

Pre-incentive fee net investment income does not exceed hurdle rate, therefore there is no income-related incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.9%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
Pre-incentive fee net investment income
(investment income - (management fee + other expenses) = 2.2625%

Incentive fee = 50% × Pre-incentive fee net investment income (subject to “catch-up”)(4)
            = 50% × (2.2625% - 2.0%)
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

Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
Pre-incentive fee net investment income
(investment income - (management fee + other expenses) = 2.8625%

Incentive fee = 50% × Pre-incentive fee net investment income (subject to “catch-up”)(4)

Incentive fee = 50% × “catch-up” + (20% × (Pre-Incentive Fee Net Investment Income - 2.5%))

“Catch-up”  = 2.5% - 2.0%
             = 0.5%

Incentive fee = (50% × 0.5%) + (20% × (2.8625% - 2.5%))
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

Administration Agreement

Under the Administration Agreement, State Street provides us with financial reporting, post-trade compliance, and treasury services. In providing these services, State Street oversees the performance of, our required administrative services, which includes being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC. State Street provides post-trade compliance services including performing the applicable SEC, IRS, and BDC compliance testing, provide monthly and quarterly reporting and maintain a compliance testing matrix and perform an annual update. In addition, State Street assists us in determining and publishing our net asset value, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others.

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

Regulation

We have elected to be regulated as a BDC under the 1940 Act and to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

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

On December 30, 2015, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. Under the terms of the order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including, but not limited to, (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching with respect to us or our stockholders on the part of any person concerned and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current objectives and strategies. We intend to co-invest, subject to the conditions included in the Exemptive Relief. We believe that co-investment by us and investment funds, accounts or investment vehicles managed by our Adviser may afford us additional investment opportunities and the ability to achieve greater diversification.

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

Taxation as a Regulated Investment Company

We have elected to be treated as a RIC under Subchapter M of the Code effective as of our taxable year ended December 31, 2014, and qualify annually thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to maintain our status of a RIC we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which generally is our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

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

Our Investment Committee, which provides oversight over our investment activities, is provided to us by our Adviser under the Investment Advisory Agreement. Our Investment Committee consists of Paul J. Echausse, our President and Chief Executive Officer, Paul Hatfield, the Chairman of our board of directors, Kevin Bannon, David Scopelliti and Ellida McMillan. The loss of any member of our Investment Committee would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The 1940 Act imposes significant limits on our ability to co-invest with investment entities managed by our Adviser or its affiliates. On December 30, 2015, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. Under the terms of the order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including, but not limited to, (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching with respect to us or our stockholders on the part of any person concerned and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current objectives and strategies. We intend to co-invest, subject to the conditions included in the order.

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

We have incurred indebtedness under our Credit Facility and through the issuance of the Alcentra Capital InterNotes®, which we refer to as the Notes. We may in the future issue additional debt securities or preferred stock and/or borrow additional money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. Our stockholders have authorized us to issue warrants, options or rights to subscribe for, convert to, or purchase shares of our common stock at a price per share below the net asset value per share, subject to the applicable requirements of the 1940 Act. There is no expiration date on our ability to issue such warrants, options, rights or convertible securities based on this stockholder approval. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Proposed legislation may allow us to incur additional leverage.

As a BDC under the 1940 Act, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). If recent legislation proposed in the U.S. House of Representatives is passed, it would modify this section of the 1940 Act and increase the amount of debt that

BDCs may incur by modifying the percentage from 200% to 150%. If such legislation is reintroduced and eventually passed, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in securities may increase.

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

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

On December 30, 2015, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. Under the terms of the order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including, but not limited to, (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching with respect to us or our stockholders on the part of any person concerned and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current objectives and strategies. We intend to co-invest, subject to the conditions included in the order.

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

For example, the business and growth of FST Technical Services, LLC (FST) depends in large part on the continued trend toward outsourcing of certain services in the semiconductor and biopharmaceutical industries. There can be no assurance that this trend in outsourcing will continue, as companies may elect to perform such services internally. A significant change in the direction of this trend generally, or a trend in the semiconductor and biopharmaceutical industry not to use, or to reduce the use of, outsourced services such as those provided by it, could significantly decrease its revenues and such decreased revenues could have a material adverse effect on it or its results operations or financial condition.

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

As a BDC, we are required to carry our investments at fair value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock will trade at, above or below net asset value. As of December 31, 2015, our net asset value per share was $14.43. The last reported sale price of a share of our common stock on the NASDAQ Global Select Market on March 6, 2016 was $10.29. If our common stock trades below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of a majority of our stockholders (including a majority of our unaffiliated stockholders) and our independent directors for such issuance.

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

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	exclusion of our common stock from certain market indices, such as the Russell 2000 Financial Services Index, which could reduce the ability of certain institutional investors to own our common stock and put short-term selling pressure on our common stock.
•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•	loss of our qualification as a RIC or BDC;
•	changes or perceived changes in earnings or variations in operating results;
•	changes or perceived changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of our Adviser’s key personnel;
•	operating performance of companies comparable to us;
•	general economic trends and other external factors; and
•	loss of a major funding source.

Risks Relating to the Notes

The Notes are unsecured and therefore are effectively subordinated to the secured indebtedness we have outstanding and may incur in the future.

The Notes are not secured by any of our assets and will not be secured by any of the assets of any future subsidiaries and will rank equally in right of payment of our future unsubordinated, unsecured senior indebtedness. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently outstanding and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of any future subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2015 we had $63.5 million outstanding under the Credit Facility. The indebtedness under the Credit Facility is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

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

The Notes contain a provision permitting the optional repayment of those Notes prior to stated maturity, if requested by the authorized representative of the beneficial owner of those Notes, following the death of the beneficial owner of the Notes, so long as the Notes were owned by the beneficial owner or his or her estate at least six months prior to the request. We refer to this option as the “Survivor’s Option.” We will have a discretionary right to limit the aggregate principal amount of Notes subject to the Survivor’s Option that may be exercised in any calendar year to an amount equal to 2% of the outstanding principal amount of all Notes outstanding as of the end of the most recent calendar year. We also have the discretionary right to limit to $250,000 in any calendar year the aggregate principal amount of Notes subject to the Survivor’s Option that may be exercised in such calendar year on behalf of any individual deceased beneficial owner of Notes. Accordingly, no assurance can be given that exercise of the Survivor’s Option for the desired amount will be permitted in any single calendar year.

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

As of December 31, 2015, we had approximately $63.5 million of indebtedness outstanding under the Credit Facility. Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Credit Facility), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes and our other debt and to fund other liquidity needs.

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

Item 3. Legal Proceedings

A complaint was filed December 17, 2015 relating to DRC which alleges that certain parties entered into an oral agreement to transfer a 10% equity interest in DRC’s parent company to the plaintiff.

The Company believes this complaint has no merit and has filed a motion for dismissal.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ABDC.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market for each fiscal quarter since our initial public offering on May 9, 2014:

	Price Range
Fiscal Year Ended	High	Low
December 31, 2015
Fourth Quarter	$12.88	$11.01
Third Quarter	$13.48	$10.01
Second Quarter	$14.25	$12.42
First Quarter	$14.44	$12.36
December 31, 2014
Fourth Quarter	$13.50	$11.20
Third Quarter	$15.04	$10.60
Second Quarter	$15.50	$14.00

The last reported sale price for our common stock on the NASDAQ Global Select Market on March 6, 2016 was $10.29 per share. As of March 6, 2016, we had 13,516,766 shareholders of record.

Dividends

Our dividends, if any, are determined by our board of directors. We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code effective as of our taxable year ended December 31, 2014, and intend to qualify annually thereafter. As a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

The following table reflects the distributions per share that our board of directors has declared on our common stock since our initial public offering in May 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
Fiscal 2015
November 5, 2015	December 30, 2015	January 7, 2016	0.34
August 10, 2015	September 30, 2015	October 6, 2015	0.34
May 11, 2015	June 30, 2015	July 6, 2015	0.34
March 10, 2015	March 31, 2015	April 6, 2015	0.34
			$1.36

Date Declared	Record Date	Payment Date	Amount Per Share
Fiscal 2014
November 4, 2014	December 30, 2014	January 6, 2015	0.34
August 12, 2014	September 30, 2014	October 6, 2014	0.34
June 24, 2014	June 30, 2014	July 7, 2014	0.178
Total:			$0.858

For each year end, a statement on IRS Form 1099-DIV identifying the source(s) of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return on paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent that our distributions for a fiscal year exceed current and accumulated earnings and profits, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. Federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains.

Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that any distribution is taxable as ordinary income or capital gains.

Sales of Unregistered Securities

During the year ended December 31, 2015 and 2014, no shares of our common stock were issued under our dividend reinvestment plan (“DRIP”).

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock with that of the Wells Fargo BDC Index and a customized peer group of six companies that include: CM Finance Inc., Garrison Capital Inc., Gladstone Capital Corp., Stellus Capital Investment Corp., and Whitehorse Finance Inc., from the period May 8, 2014 (inception) through March 6, 2016. The comparison assumes that a $100 was invested on May 8, 2014 in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Cumulative Total Return
Among Alcentra Capital Corporation, the Wells Fargo BDC Index, and a Peer Group
$120
$110
$100
$90
$80
$70
$60
5/9/14
6/30/14
9/30/14
12/31/14
3/31/15
6/30/15
9/30/15
12/31/15
3/7/16
Alcentra Capital Corporation
Wells Fargo BDC Index
Peer Group

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act.

Item 6.	Selected Financial Data

The following selected financial and other data is presented for the years ended December 31, 2015, the period from January 1, 2014 through May 7, 2014 the period from May 8, 2014 through December 31, 2014, 2013 and 2012 in thousands, except for per share data. The following selected financial data has been derived from financial statements that were audited by KPMG LLP and should be read in conjunction with our financial statements and related notes thereto and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

		Year ended December 31, 2014
	Alcentra Capital Corporation from January 1, 2015 through December 31, 2015	Alcentra Capital Corporation from May 8,* 2014 through December 31, 2014	BNY Mellon-Alcentra Mezzanine III, L.P. from January 1, 2014 through May 7, 2014*		BNY Mellon-Alcentra Mezzanine III, L.P. for the year ended December 31, 2013		BNY Mellon-Alcentra Mezzanine III, L.P. for the year ended December 31, 2012
Statement of operations data:
Total investment income	$33,916,249	$16,166,214		$7,761,894		$11,051,383		$12,687,061
Total expenses, net of fee waiver	14,618,080	4,564,482		834,336		3,541,736		5,052,550
Net investment income	$19,298,169	$11,601,732		6,927,558		7,509,647		7,634,511
Net increase in net assets resulting from operations	$12,611,774	$14,735,021		$9,954,110		$9,652,411		$15,448,530
Per share data:
Net investment income	$1.43	$0.86	$	N.A.	$	N.A.	$	N.A.
Net increase in net assets resulting from operations	$0.93	$1.09	$	N.A.	$	N.A.	$	N.A.
Dividends declared	$1.36	$0.858	$	N.A.	$	N.A.	$	N.A.
Net asset value per share	$14.43	$14.87	$	N.A.	$	N.A.	$	N.A.
Balance sheet data:
Total assets	$308,652,429	$272,219,375		$175,925,784		$126,788,126		$101,858,640
Cash and cash equivalents	4,866,972	10,022,617		10,703,472		729,431		869,836
Total net assets	$195,032,211	$200,989,308		$175,567,210		$110,639,427		$96,719,585

*	On May 8, 2014, we purchased a portfolio of approximately $155.9 million in debt and equity investments, which consisted of all of the investment assets of Fund III, except for its equity investment and warrants in GTT Communications, for $64.3 million in cash and $91.5 million in shares of our common stock at the same price as shares issued in our initial public offering. Concurrent with our acquisition of these investment assets from Fund III, we also purchased approximately $29 million of debt and equity investment held by Alcentra Group for $29 million in cash.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2015, we had $296.3 million (at fair value) invested in 32 companies. Our portfolio included approximately 30% of first lien debt, 28% of second lien debt, 27% of mezzanine debt and 15% of equity investments at fair value. The composition of our investments as of December 31, 2015 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$92,807,114	$88,453,325
Senior Secured – Second Lien	83,015,409	83,266,558
Senior Subordinated	80,358,874	80,458,554
Equity/Other	47,250,336	44,163,174
Total	$303,431,733	$296,341,611

As of December 31, 2014, we had $258.6 million (at fair value) invested in 28 portfolio companies, Our portfolio included approximately 38% of first lien debt, 18% of second lien debt, 21.2% of mezzanine debt and 23.0% of equity investments at fair value. The composition of our investments as of December 31, 2014 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$98,550,397	$97,395,708
Senior Secured – Second Lien	53,792,879	46,748,798
Unsecured Debt	55,408,294	54,986,207
Equity	46,331,202	59,503,141
Total Investments	$254,082,772	$258,633,854

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2015 we had 1 such investment with an aggregate unfunded commitment of $1.0 million and at December 31, 2014 we had 5 such investments with an aggregate unfunded commitment of $12.1 million.

As of December 31, 2015, the Company’s industry concentration was as follows:

Industry	Cost	Fair Value
Healthcare Services	$38,677,488	$40,672,488
Infrastructure Maintenance	17,611,477	22,894,780
Waste Services	23,743,476	22,743,634
Automotive Business Services	19,963,981	19,963,981
Telecommunications	17,829,891	18,825,219
Transportation Logistics	15,475,386	15,475,386
Technology & Telecom	14,466,264	13,943,721
Education	14,338,600	13,890,332
Restoration Services	12,830,771	13,232,437
Oil & Gas Services	13,127,489	13,127,489
Wholesale	10,330,768	12,753,733
Healthcare: Orthopedic Products	11,810,851	12,000,000
Media: Advertising, Printing & Publishing	11,750,000	11,750,000
Industrial Services	10,203,840	10,068,757
Security	9,500,000	9,500,000
High Tech Industries	5,168,000	7,007,913
Media & Entertainment	12,323,985	6,860,544
Environmental/Recycling Services	6,623,154	6,095,154
Wholesale/Distribution	5,981,818	5,981,818
Technology & IT	4,869,375	4,968,750
Aerospace	4,000,000	4,000,000
Packaging	3,792,657	3,792,657
Food & Beverage	5,000,000	3,788,000
Disaster Recovery Services	12,823,731	1,804,817
Call Center Services	1,188,731	1,200,000
Total	$303,431,733	$296,341,611

As of December 31, 2014, the Company’s industry concentration was as follows:

Industry	Cost	Fair Value
Healthcare Services	$22,877,700	$23,502,700
Technology & Telecom	14,306,541	17,459,000
Infrastructure Maintenance	15,861,076	16,102,785
Education	14,277,267	15,717,008
Retail Distributions	14,625,000	14,625,000
Automotive	14,251,576	14,251,576
Oil & Gas Services	12,767,248	13,044,000
Disaster Recovery Services	12,290,398	12,596,562
Restoration Services	12,116,713	12,119,289
Healthcare: Orthopedic Products	11,760,000	12,000,000
Waste Management	11,355,479	11,355,479
Wholesale	9,960,374	10,849,399
Industrial Services	9,899,901	10,006,651
Technology	8,112,000	9,412,000
Media & Entertainment	11,886,858	9,605,545
Waste Services	9,000,000	9,000,000
Healthcare & Pharmaceuticals	8,000,000	8,160,000
Media: Broadcasting & Subscription	7,397,404	7,575,000

Industry	Cost	Fair Value
Consumer Services	$7,167,144	$7,167,144
Wholesale/Distribution	7,000,000	7,000,000
Food & Beverage	5,000,000	4,591,000
Environmental Services	6,268,232	4,576,000
Packaging	3,716,716	3,716,716
Business Services	3,000,000	3,000,000
Call Center Services	1,185,145	1,201,000
Total	$254,082,772	$258,633,854

As of December 31, 2015, the Company’s geographical concentration of the investment portfolio was as follows:

South East	$78,199,153	$80,722,968
Eastern	51,779,326	54,523,091
South	67,214,814	54,400,549
West	34,068,929	34,419,331
Mid West	32,695,872	33,163,200
South West	18,466,264	17,943,722
North East	11,007,375	11,168,750
North West	10,000,000	10,000,000
Total	$303,431,733	$296,341,611

As of December 31, 2014, the Company’s geographical concentration of the investment portfolio was as follows:

South	63,408,612	65,129,019
South Eastern	52,303,129	52,764,705
Eastern	48,315,209	50,080,809
West	39,380,867	38,346,543
South West	14,306,541	17,459,000
Canada	14,625,000	14,625,000
Mid West	14,346,010	12,653,778
Puerto Rico	7,397,404	7,575,000
Total	254,082,772	258,633,854

At December 31, 2015, our average portfolio company investment at amortized cost and fair value was approximately $9.6 million and $9.3 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $17.5 million and $22.8 million, respectively. At December 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $8.8 million and $8.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $16.5 million and $16.8 million, respectively.

At December 31, 2015, 52.1% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 47.9% bore interest at fixed rates. At December 31, 2014, 31.8% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR and 68.2% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of December 31, 2015 and December 31, 2014 was approximately 12.4% and 11.7%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

$115.3 million of the portfolio (39.8%) had a first dollar loss at 0.0x – 1.0x EBITDA; $121.6 million of the portfolio (42.0%) had a first dollar loss at 1.0x – 3.0x EBITDA; $34.7 million of the portfolio (12.0%) had a first dollar loss of 3.0x – 4.0x EBITDA; and $0.796 million of the portfolio (0.3%) had a first dollar loss of 4.0x – 4.5x EBITDA; and $17.0 million of the portfolio (<5.9%) had a first dollar loss >4.5x EBITDA.

Asset Quality

We currently do not use a rating system to monitor portfolio performance. As the portfolio grows in size, we would expect to implement a portfolio rating system.

Investment Activity

During the year ended December 31, 2105, Alcentra invested $86.3 million in 10 new portfolio companies and $21.0 million in additional funding. We also received $63.4 million of repayments. From May 8, 2014 to December 31, 2014, Alcentra invested $110.1 million in 16 new portfolio companies. We also received $44.3 million in proceeds from repayments, sales and amortizations

During the period January 1, 2014 to May 7, 2014, the Partnership invested $48.7 million in new investments and $15.7 million of repayments were received. For the year ended December 31, 2013, the Partnership invested $41.2 million in new investments and $18.6 of repayments were received.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Loans and Debt Securities on Non-Accrual Status

We will generally not accrue interest on loans and debt securities if principal or interest cash payments are past due 30 days or more and/or we have reason to doubt our ability to collect such interest. As of December 31, 2015 and December 31, 2014, we had no loans on non-accrual status.

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

Comparison of the years ended December 31, 2015, 2014 and 2013

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

The following shows the breakdown of investment income for the years ended December 31, 2015, 2014 and 2013.

	Alcentra Capital Corporation Year Ended December 31, 2015	Alcentra Capital Corporation For the period from Inception (May 8,* 2014) through December 31, 2014	BNY Mellon-Alcentra Mezzanine III, L.P. Year Ended December 31, 2013	BNY Mellon-Alcentra Mezzanine III, L.P. Year Ended December 31, 2012
Interest Income	$25.7	$11.5	$9.1	$9.4
PIK Interest	5.9	3.6	1.7	2.0
Other Income/Fees	2.3	1.1	0.2	1.3
Total	$33.9	$16.1	$11.1	$12.6

The increases in interest income from the respective periods were due to the growth in the overall investment portfolio.

Expenses

The following shows the breakdown of operating expenses for the years ended December 31, 2015, 2014 and 2013:

	Alcentra Capital Corporation Year Ended December 31, 2015	Alcentra Capital Corporation For the period from Inception (May 8,* 2014) through December 31, 2014	BNY Mellon-Alcentra Mezzanine III, L.P. Year Ended December 31, 2013	BNY Mellon-Alcentra Mezzanine III, L.P. Year Ended December 31, 2012
Operating Expenses:
Management Fees	$4.9	$2.5	$2.8	$4.4
Incentive Fees	3.3	1.0	—	—
Professional Fees	1.0	0.8	0.4	0.5
Valuation services	0.4	0.4	—	—
Interest and credit facility expense	4.1	1.0	0.1	0.1
Amortization of deferred financing costs	0.9	0.3	—	—
Directors Fees	0.2	0.2	—	—
Insurance Expense	0.3	0.2	—	—
Other Expenses	0.5	0.2	0.2	0.1
Total Operating Expenses	$15.6	$6.6	$3.5	$5.1
Waiver of Incentive & Management Fees	(1.0)	(2.0)	—	—
Total Expenses, net of fee waivers	$14.6	$4.6	$3.5	$5.1

*	Commencement of operations

For the year ended December 31, 2015, incentive fees include the effect of the Capital Gains Incentive Fee of $1.0 million. We did not incur any capital gains incentive fee for the years ended December 31, 2014 or 2013.

The increase in operating expenses was primarily due to an increase in interest expense due to the issuance of $40.0 million in aggregate principal amount of InterNotes and an increase in management fees, which was attributable to our growing portfolio. In addition, the year ended December 31, 2015 represented the first full year of operations.

For the year ended December 31, 2014, the increase of $1.1 million in operating expenses is due primarily to the interest expense on the Credit Facility and increased operating expenses due to growth in our investment portfolio. These operating expenses consist of base management fees, incentive fees, administrative services expenses, professional fees, and other general and administrative expenses.

In connection with the Offering, Alcentra entered into a senior secured revolving credit agreement (“Credit Facility”) with ING Capital LLC, as administrative agent and lender. The Credit Facility had an initial commitment of $80 million with an accordion feature that allows for an increase in total commitments to $160 million. The Credit Facility was amended on August 11, 2015 to increase the accordion feature to allow for a future increase of the total commitments up to $250,000,000, subject to satisfaction of certain conditions at the time of any such future increase. As amended, the Credit Facility has a maturity date of August 11, 2020 and bears interest, at our election, at a rate per annum equal to (i) 2.25% plus the highest of a prime rate, the Federal Funds rate plus 0.5%, three month LIBOR plus 1.0% and zero or (ii) 3.00% plus the one, three or six month LIBOR rate, as applicable.

Amendment to the Revolving Credit Facility

On March 2, 2016, we amended certain provisions of the Credit Facility relating to the treatment of approximately $38.6 million in aggregate principal amount of outstanding InterNotes that mature prior to the Credit Facility. Among other things, the amendments to the Credit Facility provide that, in the nine-month period prior to the maturity of these particular InterNotes, which mature between February 15 and April 15, 2020, our ability to borrow under the Credit Facility will be reduced by and in the amount of such InterNotes still outstanding during such time. The Credit Facility is secured by a first priority security interest in all of our portfolio investments, the equity interests in certain of its direct and indirect subsidiaries and substantially all of its other assets. We are also subject to customary covenants and events of default typical of a facility of this type. As of December 31, 2015, total commitments under the Credit Facility were $135 million. Borrowings under the Credit Facility were $63.5 million and $62.5 million as of December 31, 2015 and 2014, repectively.

Interest expense for the period January 1, 2014 through May 7, 2014 was $0.05 million and for the period May 8, 2014 through December 31, 2014, interest expense was $1.0 million.

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

Net Investment Income

Net investment income was $19.3 million, or $1.43 per common share based on the weighted average of 13,516,766 common shares outstanding for the year ended December 31, 2015 as compared to $11.6 million, or $0.86 per common share for the partial year ending December 31, 2014.

The increase in net investment income is primarily the result of our growing portfolio, which was partially offset by the increase in interest and fees due to the issuance of the Notes.

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

Proceeds from sales and repayments on investments for the year ended December 31, 2015 totaled $74.7 million and net realized losses totaled $6.6 million. Proceeds from sales and repayments on investments for the partial year ended December 31, 2014 totaled $      and net realized gains totaled $0.279 million.

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

Net change in unrealized appreciation (depreciation) on investments for the year ended December 31, 2015 and for the partial year ended December 31, 2014 totaled $(11.6) million and $4.5 million, respectively. The change in unrealized appreciation (Depreciation) was due primarily to the unrealized depreciation on DRC Emergency Services.

Net change in unrealized appreciation (depreciation) on investments for the period January 1, 2014 to May 7, 2014 totaled $2.9 million.

Net change in unrealized appreciation (depreciation) on investments for the period ended December 31, 2013 was $(1.4) million.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the year ended December 31, 2015, we recognized a benefit for taxes on unrealized gain on investments of $2.2 million. For the year ended December 31, 2014, we recognized a provision for income tax on unrealized gain on investments of $1.6 million for the Taxable Subsidiaries. For the year ended December 31, 2013, we recognized no income tax or benefit related to the taxable subsidiaries. As of December 31, 2015 and 2014, $1.4 million and $1.7 million, respectively, was included in the deferred tax asset on the Consolidated Statement of Assets and Liabilities.

Federal Tax Information

The Form 1099-DIV you receive in February 2016 will show the tax status of all distributions paid to your account in calendar year 2015. Shareholders are advised to consult their own tax adviser with respect to the tax consequences of their investment in the Company. As required by the Internal Revenue Code and/or regulations, shareholders must be notified regarding the status of qualified dividend income for individuals, the dividends received deduction for corporations and capital gains dividends.

Qualified Dividend Income

For the fiscal year ended December 31, 2015, the Company designates approximately $4,278,808, or up to the maximum amount of such dividends allowable pursuant to the Internal Revenue Code, as qualified dividend income eligible for the reduced tax rate of 20%.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $12.6 million, or $0.93 per common share for the year ended December 31, 2015, as compared to $14.7 million, or $1.09 per common share for the year ended December 31, 2014. These are based on the 13,516,766 common shares outstanding for both time periods.

Net increase in net assets resulting from operations totaled $9.9 million for the period January 1, 2014 to May 7, 2014, and $9.6 million for the year ended December 31, 2013.

The net increase is due to interest income and an increase in net unrealized appreciation generated from our investment portfolio offset by our operating expenses.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $25.4 million for the year ended December 31, 2015, primarily in connection with the purchase of portfolio investments. Our financing activities for the year ended December 31, 2015 provided cash of $20.2 million primarily from the issuance of the InterNotes and increased borrowing under the Credit Facility.

Our operating activities used cash of $149.5 million f or the period May 8, 2014 through December 31, 2014, primarily in connection with the initial purchase of investments. Financing activities for the same period provided $159.5 million primarily through the Offering.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith.

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. We were in compliance with the asset coverage ratios at all times. As of December 31, 2015 and December 31, 2014, our asset coverage ratio was 298% and 436%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of December 31, 2015 and December 31, 2014, we had cash of $4.9 million and $10.0 million, respectively.

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

The Adviser has agreed to waive its fees (base management and incentive fee), without recourse against or reimbursement by ACC to the extent required in order for ACC to earn a quarterly net investment income to maintain a targeted dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis).

Contractual Obligations

As of December 31, 2015, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

	Total	2016	2017	2018	2019	2020	2021 and thereafter
	(dollars in thousands)
Credit facility payable	$63,504	$—	$—	$—	$63,504	$—	$—
Notes payable	$40,000	—	—	—	0	38,582	1,418
	$103,504	$—	$—	$—	$63,504	$38,582	$1,418

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2015 and December 31, 2014, our off-balance sheet arrangements consisted of $1.0 million and $12.3 million of unfunded commitments. As of December 31, 2013, our off-balance sheet arrangements consisted of $2.6 million of unfunded commitments to provide debt financing to one portfolio company.

Recent Developments

Subsequent to December 31, 2015, the following activity occurred:

On January 4, 2016, Health Fusion was acquired by a third party and, in connection with the acquisition, repaid our $4.8 million 1st lien investment in full, resulting in a realized gain of approximately $1.8 million on the warrants.

On January 7, 2016, a $0.34 per share dividend was paid to shareholders of record as of December 31, 2015.

On January 15, 2016, A2Z Wireless was acquired by a third party and, in connection with the acquisition, repaid approximately $9.8 million of the debt owed to us pursuant to our 1st lien investment, which bore interest at a rate of 12% per annum, and paid a pre-payment premium of $507,207. Subsequently, we funded a $11.2 million investment in A2Z Wireless (10.00% first lien) and committed to fund up to an additional $3.8 million.

On January 18, 2016, the Board of Directors approved a $5.0 million open market stock repurchase program. Pursuant to the program, we are authorized to repurchase up to $5.0 million in the aggregate of our outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic conditions, stock price, applicable legal and regulatory requirements and other factors. The open market stock repurchase program will be in effect until the approved dollar amount has been used to repurchase shares. The program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.

On January 19, 2016, DRC Emergency Services, LLC (“DRC”) was sold to a third-party. Total proceeds from the disposition, including a related tax benefit, were approximately $2 million. We had previously disclosed various matters relating to DRC, including a since-lifted suspension against DRC from doing federal government contracting work as well as litigation filed against DRC and the Company by Cahaba Disaster Recovery, LLC (“Cahaba”) alleging that DRC failed to make certain payments due to Cahaba in connection with its provision of certain sub-contracting services to DRC. More recently, a lawsuit was filed in late December 2015 relating to DRC which alleges that certain parties entered into an oral agreement to transfer a 10% equity interest in DRC’s parent company to the plaintiff. The sale also provides that the third-party purchaser will indemnify us (and related parties) from any liability in connection with the Cahaba lawsuit, including litigation expenses.

On February 11, 2016, Alcentra funded and additional $2.4 million to A2Z Wireless.

As of February 19, 2016, we have sold approximately $5.4 million aggregate principal amount of Alcentra Capital InterNotes® 6.50% notes due 2021.

On March 7, 2016, the Board of Directors approved the 2016 first quarter dividend of $0.34 per share for shareholders of record date March 31, 2016 and payable April 7, 2016.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the year ended December 31, 2015, 14 of our loans or 52.2% of the fair value of our portfolio bore interest at floating rates. All of these floating rate loans have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For year ended December 31, 2014, 9 loans of the portfolio bore interest at floating rates or 32% of the fair value of our portoflio. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of December 31, 2015, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one or two percent increase in LIBOR would have less than a 2.5% effect on our portfolio. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements of Alcentra Capital Corporation:
Consolidated Statements of Assets and Liabilities as of December 31, 2015 and December 31, 2014	72
Consolidated Statements of Operations for the year ended December 31, 2015 and the period from May 8, 2014 (commencement of operations) to December, 31 2014	73
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2015 and the period from May 8, 2014 (commencement of operations) to December 31, 2014	75
Consolidated Statements of Cash Flows for the year ended December 31, 2015 and the period from May 8, 2014 (commencement of operations) to December 31, 2014	76
Consolidated Schedule of Investments as of December 31, 2015 and December 31, 2014	78
Notes to the Consolidated Financial Statements	86
Financial Statements of BNY Mellon-Alcentra Mezzanine III, L.P.:
Consolidated Statements of Operations for the period from January 1, 2014 to May 7, 2014 and for the year ended December 31, 2013	73
Consolidated Statements of Changes in Net Assets for the period from January 1, 2014 to May 7, 2014 and for the year ended December 31, 2013	75
Consolidated Statements of Cash Flows for the period from January 1, 2014 to May 7, 2014 and for the year ended December 31, 2013	76

Report of Independent Registered Public Accounting Firm

The Board of Directors
Alcentra Capital Corporation and Subsidiary

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments of Alcentra Capital Corporation and Subsidiary (the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2015 and for the period from May 8, 2014 (commencement of operations) through December 31, 2014 and the statements of operations, changes in net assets and cash flows of BNY Mellon-Alcentra Mezzanine III, L.P. for the period from January 1, 2014 through May 7, 2014, and related notes to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our procedures included confirmation of securities owned as of December 31, 2015 and 2014, by correspondence with portfolio companies, or by other appropriate audit procedures. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alcentra Capital Corporation and Subsidiary as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and for the period from May 8, 2014 (commencement of operations) through December 31, 2014 and the results of BNY Mellon-Alcentra Mezzanine III, L.P.’s operations and its cash flows for the period from January 1, 2014 through May 7, 2014 in conformity with U.S. generally accepted accounting principles.

March 9, 2016

Report of Independent Registered Public Accounting Firm

The Partners
BNY Mellon-Alcentra Mezzanine III, L.P.:

We have audited the accompanying statement of assets and liabilities of BNY Mellon-Alcentra Mezzanine III, L.P. (the “Partnership”), including the schedule of investments as of December 31, 2013 and the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2013, and related notes to the financial statements. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our procedures included confirmation of securities owned as of December 31, 2013, by correspondence with portfolio companies, or by other appropriate audit procedures. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BNY Mellon-Alcentra Mezzanine III, L.P. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

March 9, 2016

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Assets and Liabilities

	As of December 31, 2015	As of December 31, 2014
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $219,715,263 and $165,921,535, respectively)	$221,349,073	$167,325,100
Non-controlled, affiliated investments, at fair value (cost of $56,426,475 and $61,564,299, respectively)	59,243,999	61,253,192
Controlled, affiliated investments, at fair value (cost $27,289,995 and $26,596,938, respectively)	15,748,539	30,055,562
Total of portfolio investments, at fair value (cost $303,431,733 and $254,082,772, respectively)	296,341,611	258,633,854
Cash	4,866,972	10,022,617
Dividends and interest receivable	2,607,205	1,417,500
Receivable for investments sold	—	4,753
Deferred financing costs	2,183,881	1,986,520
Deferred note offering costs	1,156,622	25,743
Deferred tax asset	1,382,408	—
Prepaid expenses and other assets	113,730	128,388
Total Assets	$308,652,429	$272,219,375
Liabilities
Credit facility payable	$63,504,738	$62,499,154
Notes payable	40,000,000	—
Payable for investments purchased	—	8,717
Other accrued expenses and liabilities	271,801	539,417
Directors’ fees payable	37,025	85,692
Professional fees payable	481,333	409,628
Interest and credit facility expense payable	813,222	216,476
Management fee payable	1,302,213	615,668
Income-based incentive fees payable	1,081,797	—
Distributions payable	4,595,700	4,595,700
Unearned structuring fee revenue	689,577	517,339
Income tax liability	842,812	45,272
Deferred tax liability	—	1,697,004
Total Liabilities	113,620,218	71,230,067
Commitments and Contingencies (Note 13)
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,516,766 and 13,516,766 shares issued and outstanding, respectively)	13,517	13,517
Additional paid-in capital	197,652,086	197,838,155
Accumulated net realized gain	2,791,590	71,712
Undistributed net investment income	1,130,327	211,846
Net unrealized appreciation (depreciation) on investments, net of (Benefit) provision for taxes of $(534,813) and $1,697,004 as of December 31, 2015 and December 31, 2014, respectively	(6,555,309)	2,854,078
Total Net Assets	195,032,211	200,989,308
Total Liabilities and Net Assets	$308,652,429	$272,219,375
Net Asset Value Per Share	$14.43	$14.87

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Operations

		BNY Mellon-Alcentra Mezzanine III, L.P.		BNY Mellon-Alcentra Mezzanine III, L.P.
	For the year ended December 31, 2015	For the period from January 1, 2014 through May 7, 2014	For the period from May 8, 2014* through December 31, 2014	For the year ended December 31, 2013
Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$19,225,065	$2,335,475	$7,099,277	$5,389,235
Paid-in-kind interest income from portfolio investments	3,128,501	569,637	1,793,553	1,569,746
Other income from portfolio investments	1,819,533	649,961	316,063	160,829
Dividend income from portfolio investments	302,874	251,752	576,520	—
From non-controlled, affiliated investments:
Interest income from portfolio investments	4,231,004	1,089,807	2,676,843	3,011,199
Paid in-kind income from portfolio investments	2,632,281	341,850	1,201,757	105,732
Other income from portfolio investments	72,320	788,083	2,967	45,622
From controlled, affiliated investments:
Interest income from portfolio investments	2,280,106	769,953	1,701,725	727,777
Paid in-kind income from portfolio investments	159,722	521,321	625,083	30,556
Other income from portfolio investments	64,843	444,055	172,426	10,687
Total investment income	33,916,249	7,761,894	16,166,214	11,051,383
Expenses:
Management fees	4,943,886	699,473	2,506,937	2,828,119
Income-based incentive fees	2,270,450	—	—	—
Capital gains incentive fees	1,001,467	—	966,059	—
Professional fees	966,671	84,642	800,873	416,181
Valuation services	419,264	—	376,405	—
Interest and credit facility expense	4,142,013	50,214	1,016,505	138,224
Amortization of deferred financing costs	867,786	—	326,835	—
Directors’ fees	243,726	—	192,608	—
Insurance expense	272,331	—	183,882	—
Other expenses	491,953	7	212,248	159,212
Total expenses	15,619,547	834,336	6,582,352	3,541,736
Waiver of management fees by the Investment Advisor	—	—	(1,051,811)	—
Waiver of capital gains incentive fees	(1,001,467)	—	(966,059)	—
Net expenses	14,618,080	834,336	4,564,482	3,541,736
Net investment income	19,298,169	6,927,558	11,601,732	7,509,647
Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	2,722,992	51,961	178,297	3,547,235
Non-controlled, affiliated investments	—	—	29,203	—
Controlled, affiliated investments	—	—	71,711	—
Net realized gain (loss) from portfolio investments	2,722,992	51,961	279,211	3,547,235

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Operations – (continued)

		BNY Mellon-Alcentra Mezzanine III, L.P.		BNY Mellon-Alcentra Mezzanine III, L.P.
	For the year ended December 31, 2015	For the period from January 1, 2014 through May 7, 2014	For the period from May 8, 2014* through December 31, 2014	For the year ended December 31, 2013
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	$230,245	$2,974,591	$1,403,565	$2,420,675
Non-controlled, affiliated investments	3,128,631	—	(311,107)	(2,491,813)
Controlled, affiliated investments	(15,000,080)	—	3,458,624	(1,333,333)
Net change in unrealized appreciation (depreciation) from portfolio investments	(11,641,204)	2,974,591	4,551,082	(1,404,471)
Benefit/(Provision) for taxes on unrealized gain on investments	2,231,817	—	(1,697,004)	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	(6,686,395)	3,026,552	3,133,289	2,142,764
Net Increase in Net Assets Resulting from Operations	$12,611,774	$9,954,110	$14,735,021	$9,652,411
Basic and diluted:
Net investment income per share	$1.43	N.A.	$0.86	N.A.
Earnings per share	$0.93	N.A.	$1.09	N.A.
Weighted Average Shares of Common Stock Outstanding	13,516,766	N.A.	13,516,766	N.A.

*	Commencement of operations of the Company.

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Changes in Net Assets

		BNY Mellon-Alcentra Mezzanine III, L.P.		BNY Mellon-Alcentra Mezzanine III, L.P.
	For the year ended December 31, 2015	For the period from January 1, 2014 through May 7, 2014	For the period from May 8, 2014* through December 31, 2014	For the year ended December 31, 2013
Beginning Balances
General Partner	N.A.	4,967,879	N.A.	3,237,056
Limited Partners	N.A.	105,671,548	N.A.	93,482,529
Total Beginning Balances	N.A.	110,639,427	N.A.	96,719,585
Capital contributions
General Partner	N.A.	—	N.A.	—
Limited Partners	N.A.	58,915,014	N.A.	29,183,860
Total	N.A.	58,915,014	N.A.	29,183,860
Distributions
General Partner	N.A.	—	N.A.	(74,140)
Limited Partners	N.A.	(3,941,341)	N.A.	(24,842,289)
Total	N.A.	(3,941,341)	N.A.	(24,916,429)
Net increase in net assets resulting from operations
General Partner	N.A.	924,600	N.A.	—
Limited Partners	N.A.	9,029,510	N.A.	9,652,411
Total	N.A.	9,954,110	N.A.	9,652,411
Carried interest allocation
General Partner	N.A.	(5,966,619)	N.A.	1,804,963
Limited Partners	N.A.	5,966,619	N.A.	(1,804,963)
Total	N.A.	—	N.A.	—
Total – General Partner	N.A.	(74,140)	N.A.	4,967,879
Total – Limited Partners	N.A.	175,641,350	N.A.	105,671,548
Ending Balance	N.A.	$175,567,210	N.A.	$110,639,427
Increase (decrease) in net assets resulting from operations
Net investment income	$19,298,169	N.A.	$11,601,732	N.A.
Net realized gain (loss) on investments	2,722,992	N.A.	279,211	N.A.
Net change in unrealized appreciation (depreciation) on investments	(11,641,204)	N.A.	4,551,082	N.A.
Benefits/(Provision) for taxes on unrealized gain on investments	2,231,817	N.A.	(1,697,004)	N.A.
Net increase (decrease) in net assets resulting from operations	12,611,774	N.A.	14,735,021	N.A.
Capital transactions
Proceeds from issuance of common stock from initial public offering (net of sales load)	—	N.A.	107,912,490	N.A.
Proceeds from issuance of common stock to Limited Partners	—	N.A.	91,500,000	N.A.
Offering costs	(186,069)	N.A.	(1,562,318)	N.A.
Net increase (decrease) in net assets resulting from capital transactions	(186,069)	N.A.	197,850,172	N.A.
Distributions to shareholders from:
Net investment income	(18,382,802)	N.A.	(11,597,385)	N.A.
Realized gains	—	N.A.	—	N.A.
Total distributions to shareholders	(18,382,802)	N.A.	(11,597,385)	N.A.
Total increase (decrease) in net assets	(5,957,097)	N.A.	200,987,808	N.A.
Net assets at beginning of period	200,989,308	N.A.	1,500	N.A.
Net assets at end of period [including Accumulated net investment income of $1,127,213 and $211,846, respectively]	$195,032,211	N.A.	$200,989,308	N.A.
Dividends declared per common share:	$1.360	N.A.	$0.858	N.A.

*	Commencement of operations of the Company.

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Cash Flows

		BNY Mellon-Alcentra Mezzanine III, L.P.		BNY Mellon-Alcentra Mezzanine III, L.P.
	For the year ended December 31, 2015	For the period from January 1, 2014 through May 7, 2014	For the period from May 8, 2014* through December 31, 2014	For the year ended December 31, 2013
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$12,611,774	$9,954,110	$14,735,021	$9,652,411
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from portfolio investments	(2,722,992)	(51,961)	(279,211)	(3,547,235)
Net change in unrealized (appreciation) depreciation of portfolio investments	11,641,204	(2,974,591)	(4,551,082)	1,404,471
Deferred tax asset	(1,382,408)	—	—	—
Deferred tax liability	1,697,004	—	1,697,004	—
Paid in-kind interest income from portfolio investments	(5,920,504)	(1,432,808)	(2,884,534)	(1,706,034)
Accretion of discount on debt securities	(444,557)	(2,122,109)	(562,728)	(190,362)
Purchases of portfolio investments	(96,601,564)	(48,769,079)	(203,211,258)	(40,716,147)
Net proceeds from sales/return of capital of portfolio investments	56,340,657	15,780,666	44,354,959	19,707,026
Amortization of deferred financing costs	867,786	—	326,835	—
(Increase) decrease in operating assets:
Dividends and interest receivable	(1,189,705)	87,770	(1,417,500)	(434,873)
Receivable for investments sold	4,753	—	(4,753)	—
Due from Limited Partners	—	(30,023)	—	232,738
Prepaid expenses and other assets	14,658	348,518	(128,388)	—
Increase (decrease) in operating liabilities:
Payable for investments purchased	(8,717)	—	8,717	—
Other accrued expenses and liabilities	(267,616)	25,661	539,417	195,769
Due to affiliate	—	(5,940)	—	9,273
Directors' fees payable	(48,667)	—	85,692	—
Professional fees payable	71,705	—	409,628	—
Interest and credit facility expense payable	596,746	(15,614)	216,476	9,202
Management fee payable	686,545	(714,014)	615,668	715,014
Income-based incentive fees payable	1,081,797	—	—	—
Unearned structuring fee revenue	172,238	—	517,339	—
Income tax	797,540	—	45,272	—
Net cash used in operating activities	(25,396,332)	(29,919,414)	(149,487,426)	(14,488,222)

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Cash Flows – (continued)

		BNY Mellon-Alcentra Mezzanine III, L.P.		BNY Mellon-Alcentra Mezzanine III, L.P.
	For the year ended December 31, 2015	For the period from January 1, 2014 through May 7, 2014	For the period from May 8, 2014* through December 31, 2014	For the year ended December 31, 2013
Cash Flows from Financing Activities
Proceeds from issuance of common stock from initial public offering	—	—	107,912,490	—
Proceeds from bridge facility	—	—	94,154,819	—
Payment of bridge facility	—	—	(94,154,819)	—
Financing costs paid	(1,065,147)	—	(2,313,355)	—
Offering costs paid	(1,316,948)	—	(1,588,061)	—
Proceeds from credit facility payable	255,102,027	15,000,000	96,386,654	39,071,413
Repayments of credit facility payable	(254,096,443)	(30,000,000)	(33,887,500)	(29,071,413)
Proceeds from notes payable	40,000,000	—	—	—
Distributions paid to shareholders	(18,382,802)	—	(7,001,685)	—
Capital contributions received from partners	—	58,834,796	—	29,264,078
Cash distributions paid to partners	—	(3,941,341)	—	(24,916,261)
Net cash provided by (used in) financing activities	20,240,687	39,893,455	159,508,543	14,347,817
Increase (decrease) in cash and cash equivalents	(5,155,645)	9,974,041	10,021,117	(140,405)
Cash at beginning of period	10,022,617	729,431	1,500	869,836
Cash and Cash Equivalents at End of Period	$4,866,972	10,703,472	$10,022,617	729,431
Supplemental and non-cash financing activities:
Cash paid during the period for interest	$3,870,973	$65,828	$800,029	$129,022
Accrued offering costs	$2,485	$—	$31,687	$—
Accrued distributions payable	$4,595,700	$168	$4,595,700	$—
Acquisition of investments via exchange of common shares of the Company	$—	$—	$91,500,000	$—

*	Commencement of operations of the Company.

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments
As of December 31, 2015

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 113.49%
Senior Secured – First Lien — 36.58%
A2Z Wireless Holdings, Inc.(2),(3)	Telecommunications	LIBOR + 11.75%		3/31/2018	9,885,542	$9,722,622	$10,379,594	5.32%
Aphena Pharma Solutions(4)	Packaging	8.50% Cash, 2.0% PIK		3/3/2019	3,792,657	3,792,657	3,792,657	1.94%
Black Diamond Rentals	Oil & Gas Services	12% Cash, 5.0% PIK		7/8/2018	13,127,489	13,127,489	13,127,489	6.73%
HealthFusion, Inc.	High Tech Industries	13% Cash		10/7/2018	4,750,000	4,750,000	4,892,913	2.51%
IGT(3)	Industrial Services	LIBOR + 9.25% Cash	1.00%	12/10/2019	9,168,757	9,080,156	9,168,757	4.70%
NTI Holding, LLC(3)	Telecommunications	LIBOR + 8.0% Cash	1.00%	3/30/2021	7,835,625	7,757,269	7,835,625	4.02%
NWN Corporation(3)	Technology & IT	LIBOR + 9.0% Cash	1.00%	10/16/2020	4,968,750	4,869,375	4,968,750	2.55%
Response Team Holdings LLC(3)	Restoration Services	LIBOR + 8.50% Cash, 1.00% PIK	2.00%	3/28/2019	9,902,334	9,902,334	10,001,000	5.13%
Stancor, Inc.(3)	Wholesale/Distribution	LIBOR + 8.0%	0.75%	8/19/2019	5,981,818	5,981,818	5,981,818	3.07%
Triton Technologies(4)	Call Center Services	8.50% Cash, 2.0% PIK		10/23/2018	1,200,000	1,188,731	1,200,000	0.61%
Total Senior Secured – First Lien						70,172,451	71,348,603	36.58%
Senior Secured – Second Lien — 36.51%
Alpine Waste(3)	Waste Services	LIBOR + 9.0% Cash, 0.5% PIK	1.00%	12/30/2020	11,047,685	$11,047,685	$11,047,685	5.66%
Bioventus(3)	Healthcare: Orthopedic Products	LIBOR + 10.0% Cash	1.00%	4/10/2020	12,000,000	11,810,851	12,000,000	6.15%
Conisus LLC(3)	Media: Advertising, Printing & Publishing	LIBOR + 10.25% Cash	1.00%	6/23/2021	11,750,000	11,750,000	11,750,000	6.03%
Graco Supply Company	Aerospace	12% Cash		3/17/2021	4,000,000	4,000,000	4,000,000	2.05%
Medsurant Holdings, LLC	Healthcare Services	12.25% Cash		6/18/2021	6,200,000	6,138,000	6,200,000	3.18%
My Alarm Center, LLC(3)	Security	LIBOR + 11.0% Cash	1.00%	7/9/2019	9,500,000	9,500,000	9,500,000	4.87%
Nation Safe Drivers (NSD)(3)	Automotive Business Services	LIBOR + 8.0%	2.00%	9/29/2020	11,721,154	11,721,154	11,721,154	6.01%
Xpress Global Systems, LLC(3)	Transportation Logistics	LIBOR + 10.5%, 2% PIK	1.00%	4/10/2020	5,454,778	4,986,386	4,986,386	2.56%
Total Senior Secured – Second Lien						70,954,076	71,205,225	36.51%
Senior Subordinated — 26.17%
Dentistry For Children, Inc.	Healthcare Services	11% Cash, 2.25% PIK		9/1/2017	14,836,488	$14,836,488	$14,836,488	7.61%
GST Autoleather	Automotive Business Services	11% Cash, 2.0% PIK		1/11/2021	8,242,827	8,242,827	8,242,827	4.22%
Media Storm, LLC	Media & Entertainment	10% Cash		8/28/2019	2,454,545	2,454,545	2,454,545	1.26%
Pharmalogic Holdings Corp.	Healthcare Services	12% Cash		9/1/2021	15,500,000	15,500,000	15,500,000	7.95%
Radiant Logistics(3)	Transportation Logistics	LIBOR + 11% Cash	1.00%	4/2/2021	10,000,000	$10,000,000	$10,000,000	5.13%
Total Senior Subordinated						51,033,860	51,033,860	26.17%
Equity/Other — 14.23%
City Carting Holding Company, Inc., Series A Preferred Shares(5)	Waste Services	22% PIK		4/30/2016	8,542,950	$8,542,950	$8,542,950	4.38%
Series B Preferred Shares(5)		18% PIK		4/30/2016	4,152,842	4,152,841	3,152,999	1.62%
						12,695,791	11,695,949	6.00%
Dentistry For Children, Inc., Class A-1 Units(6)	Healthcare Services				2,000,000	2,203,000	4,136,000	2.12%
HealthFusion, Inc., Warrants(6)	High Tech Industries				418,000	418,000	2,115,000	1.08%
IGT, Preferred Shares(6)	Industrial Services				1,079,684	1,079,684	900,000	0.46%
Common Shares(6)					44,000	44,000	—	—
						1,123,684	900,000	0.46%

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments – (continued)
As of December 31, 2015

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Media Storm, LLC, Preferred Shares(6)	Media & Entertainment				1,216,204	2,346,964	795,999	0.41%
NTI Holding, LLC Common Shares(6)	Telecommunications				350,000	350,000	610,000	0.31%
Response Team Holdings LLC, Preferred Shares	Restoration Services	12% PIK		3/28/2019	2,928,437	2,928,437	2,928,437	1.50%
Warrants(6)					5	—	303,000	0.16%
						2,928,437	3,231,437	1.66%
Wholesome Sweeteners, Inc., Common Shares(6)	Food & Beverage				5,000	5,000,000	3,788,000	1.94%
Xpress Global Systems, LLC, Warrants(6)	Transportation Logistics				489,000	489,000	489,000	0.25%
Total Equity/Other						27,554,876	27,761,385	14.23%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						219,715,263	221,349,073	113.49%
Investments in Non-Controlled, Affiliated Portfolio Companies — 30.38%*
Senior Secured – First Lien — 1.85%
Show Media, Inc.	Media & Entertainment	5.5% Cash, 5.5% PIK		8/10/2017	3,984,269	$3,775,048	$3,610,000	1.85%
Total Senior Secured – First Lien						3,775,048	3,610,000	1.85%
Senior Secured – Second Lien — 6.19%
Southern Technical Institute, Inc.(3)	Education	LIBOR + 9.75%	1.00%	12/2/2020	12,061,333	$12,061,333	$12,061,333	6.19%
Total Senior Secured – Second Lien		Cash, 2% PIK				12,061,333	12,061,333	6.19%
Senior Subordinated — 15.09%
ACT Lighting	Wholesale	12% Cash, 2% PIK		7/24/2019	8,506,733	$8,372,671	$8,506,733	4.36%
		8% PIK		7/24/2020	1,964,331	1,815,097	1,860,000	0.96%
						10,187,768	10,366,733	5.32%
Battery Solutions, Inc.	Environmental/ Recycling Services	6% Cash, 8% PIK		12/20/2018	2,045,181	$2,045,181	$2,045,181	1.05%
DBI Holding, LLC	Infrastructure Maintenance	12% Cash, 4% PIK		9/6/2019	9,032,780	9,032,780	9,032,780	4.63%
		16% PIK		9/6/2019	8,444,350	8,059,285	7,980,000	4.09%
						17,092,065	17,012,780	8.72%
Total Senior Subordinated						29,325,014	29,424,694	15.09%
Equity/Other — 7.25%
ACT Lighting, Warrants(6)	Wholesale			7/24/2019	143,000	$143,000	$2,387,000	1.22%
Battery Solutions, Inc., Class A Units(6)	Environmental/ Recycling Services				5,000,000	1,058,000	530,000	0.27%
Class E Units		8% PIK		12/20/2018	3,519,973	3,519,973	3,519,973	1.80%
						4,577,973	4,049,973	2.07%
DBI Holding, LLC, Warrants(6)	Infrastructure Maintenance			3/6/2024	519,412	519,412	5,882,000	3.02%
Show Media, Inc., Units(6)	Media & Entertainment				4,092,210	3,747,428	—	—
Warrants(6)					—	—	—	—
						3,747,428	—	—
Southern Technical Institute, Inc., Class A Units(6)	Education				3,164,063	2,167,000	1,828,999	0.94%
Warrants(6)					110,267	110,267	—	—
						2,277,267	1,828,999	0.94%
Total Equity/Other						11,265,080	14,147,972	7.25%
Total Investments in Non-Controlled, Affiliated Portfolio Companies						56,426,475	59,243,999	30.38%

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments – (continued)
As of December 31, 2015

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Investments in Controlled, Affiliated Portfolio Companies — 8.07%**
Senior Secured – First Lien — 6.92%
DRC Emergency Services	Disaster Recovery Services	10% Cash		1/11/2020	5,000,000	$5,000,000	$—	—
		8% Cash		6/30/2016	1,199,893	1,199,893	835,000	0.43%
						6,199,893	835,000	0.43%
FST Technical Services, LLC	Technology & Telecom	12% Cash, 5.0% PIK		11/18/2018	12,659,722	12,659,722	12,659,722	6.49%
Total Senior Secured – First Lien						18,859,615	13,494,722	6.92%
Equity/Other — 1.15%
DRC Emergency Services, Preferred Shares	Disaster Recovery Services	10% PIK			7,885,459	$6,623,838	$969,817	0.49%
FST Technical Services, LLC, Common Shares	Technology & Telecom	9% PIK			1,750,000	1,806,542	1,284,000	0.66%
Total Equity/Other						8,430,380	2,253,817	1.15%
Total Investments in Controlled, Affiliated Portfolio Companies						27,289,995	15,748,539	8.07%
Total Investments						303,431,733	296,341,611	151.94%
Liabilities In Excess Of Other Assets							(101,309,400)	(51.94)%
Net Assets							$195,032,211	100.00%

*	Denotes investments in which the Partnership is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2015 in these affiliated investments are as follows:

Name of Issuers	Fair Value at December 31, 2014	Gross Addition	Gross Reductions	Interest/ Dividend/ Other income	Fair Value at December 31, 2015
ACT Lighting	$10,849,399	$321,902	$—	$1,393,060	$12,753,733
Battery Solutions, Inc.	4,576,000	3,688,255	3,333,333	617,795	6,095,154
DBI Holding, LLC	16,102,785	1,677,744	—	2,866,050	22,894,780
Net Access Corporation	9,412,000	—	10,729,267	34,748	—
Show Media, Inc.	4,596,000	3,639,487	3,423,107	651,883	3,610,000
Southern Technical Institute, Inc.	15,717,008	61,333	—	1,372,069	13,890,332
	$61,253,192	$9,388,721	$17,485,707	$6,935,605	$59,243,999
**	Denotes investments in which the Partnership is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2015 in these affiliated and controlled investments are as follows:

Name of Issuers	Fair value at December 31, 2014	Gross Addition	Gross Reductions	Interest/ Dividend/ Other income	Fair Value at December 31, 2015
The DRC Group	$12,596,562	$533,333	$—	$564,704	$1,804,817
FST Technical Services, LLC	17,459,000	159,722	—	1,939,967	13,943,722
	$30,055,562	$693,055	$—	$2,504,671	$15,748,539
***	Pledged as collateral under the Credit Facility with ING Capital LLC.

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments – (continued)
As of December 31, 2015

(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.
(2)	The investment has an unfunded commitment as of December 31, 2015 which is excluded from the presentation (see Note 13).
(3)	The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.
(4)	The investments are portfolio companies of Enhanced Equity Fund, L.P. (“EEF”). EEF has guaranteed the portfolio company's obligations to the company pursuant to this investment.
(5)	City Carting Holding Company, Inc. is in the process of exploring strategic alternatives. As a result, maturity dates of Preferred Shares have been extended to 4/30/16.
(6)	Non-income producing security.

Abbreviation Legend
PIK — Payment-In-Kind

See notes to consolidated financial statements

Alcentra Capital Corporation

Consolidated Schedule of Investments
As of December 31, 2014

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 83.25%
Senior Secured – First Lien — 36.94%
Aphena Pharma Solutions(8)	Packaging	8.50% Cash, 2.0% PIK		3/3/2019	3,716,716	$3,716,716	$3,716,716	1.85%
Black Diamond Rentals	Oil & Gas Services	12% Cash, 2.0% PIK		7/8/2018	12,767,248	12,767,248	13,044,000	6.49%
Datascan Holdings, Inc.(7)	Business Services	LIBOR + 9.75%	1.00%	12/17/2018	3,000,000	3,000,000	3,000,000	1.49%
HealthFusion, Inc.(2)	Healthcare Services	13% Cash		10/7/2018	5,750,000	5,750,000	5,980,000	2.97%
IGT(2),(7)	Industrial Services	LIBOR + 8.50% Cash	1.00%	12/10/2019	9,000,000	8,893,250	9,000,000	4.48%
North Atlantic Petroleum(3)	Retail Distribution	10.75% Cash		11/13/2017	14,625,000	14,625,000	14,625,000	7.28%
Response Team Holdings LLC(7)	Restoration Services	LIBOR + 8.50% Cash, 1.00% PIK	2.00%	3/28/2019	9,518,307	9,518,307	9,520,288	4.74%
Stancor, Inc.(7)	Wholesale/Distribution	LIBOR + 8.0%	0.75%	8/19/2019	7,000,000	7,000,000	7,000,000	3.48%
Triton Technologies(8)	Call Center Services	8.50% Cash, 2.0% PIK		10/23/2018	1,200,000	1,185,145	1,201,000	0.60%
Well Biz Brands(8)	Consumer Services	8.50% Cash, 2.0% PIK		10/23/2018	7,167,144	7,167,144	7,167,144	3.56%
Total Senior Secured – First Lien						73,622,810	74,254,148	36.94%
Senior Secured – Second Lien — 17.29%
Alpine Waste(2),(7)	Waste Services	LIBOR + 9.0% Cash, 0.5% PIK	1.00%	12/30/2020	9,000,000	$9,000,000	$9,000,000	4.48%
Bioventus(7)	Healthcare: Orthopedic Products	LIBOR + 10.0% Cash	1.00%	4/10/2020	12,000,000	11,760,000	12,000,000	5.97%
Nation Safe Drivers (NSD)(2),(7)	Automotive	LIBOR + 8.0%	2.00%	9/29/2020	6,173,798	6,173,798	6,173,798	3.07%
Puerto Rico Cable Acquisition Company d/b/a Choice Cable TV(7)	Media: Broadcasting & Subscription	LIBOR + 8.50%	1.00%	5/30/2019	7,500,000	7,397,404	7,575,000	3.77%
Total Senior Secured – Second Lien						34,331,202	34,748,798	17.29%
Senior Subordinated — 12.46%
Dentistry For Children, Inc.(2)	Healthcare Services	11% Cash, 2.25% PIK		9/1/2017	14,506,700	$14,506,700	$14,506,700	7.22%
GST Autoleather	Automotive	11% Cash, 2.0% PIK		1/11/2021	8,077,778	8,077,778	8,077,778	4.02%
Media Storm, LLC	Media & Entertainment	10% Cash		8/28/2019	2,454,545	2,454,545	2,454,545	1.22%
Total Senior Subordinated						25,039,023	25,039,023	12.46%
Equity/Other — 16.56%
American Addiction Centers, Series A Redeemable Preferred Equity(4)	Healthcare & Pharmaceuticals	12% Cash		4/15/2017	8,000,000	$8,000,000	$8,160,000	4.06%
City Carting Holding Company, Inc., Series A Preferred Shares	Waste Management	7% Cash, 15% PIK		4/30/2015	7,478,639	$7,478,639	$7,478,639	3.72%
Series B Preferred Shares		10% Cash, 8% PIK			3,876,840	3,876,840	3,876,840	1.93%
						11,355,479	11,355,479	5.65%
Dentistry For Children, Inc., Class A-1 Units(5)	Healthcare Services				1,500,000	2,203,000	2,262,000	1.13%
HealthFusion, Inc., Warrants(5)	Healthcare Services				418,000	418,000	754,000	0.38%
IGT, Preferred Shares(5)	Industrial Services				962,651	962,651	962,651	0.48%
Common Shares(5)					44,000	44,000	44,000	0.02%
						1,006,651	1,006,651	0.50%
Media Storm, LLC, Preferred Shares(5)	Media & Entertainment				1,216,204	2,346,964	2,555,000	1.27%
Response Team Holdings LLC, Preferred Shares	Restoration Services	12% PIK		3/28/2019	2,598,406	2,598,406	2,599,001	1.29%
Response Team Holdings LLC, Warrants(5)					5	—	—	—
Wholesome Sweeteners, Inc., Common Shares(5)	Food & Beverage				5,000	5,000,000	4,591,000	2.28%
Total Equity/Other						32,928,500	33,283,131	16.56%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						165,921,535	167,325,100	83.25%

Alcentra Capital Corporation

Consolidated Schedule of Investments – (continued)
As of December 31, 2014

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Investments in Non-Controlled, Affiliated Portfolio Companies — 30.48%*
Senior Secured – First Lien — 2.29%
Show Media, Inc.	Media & Entertainment	11.0% PIK		8/10/2017	7,535,778	$6,761,028	$4,596,000	2.29%
Total Senior Secured – First Lien						6,761,028	4,596,000	2.29%
Senior Secured – Second Lien — 5.97%
Southern Technical Institute, Inc.(7)	Education	LIBOR + 9.75%	1.00%	12/2/2020	12,000,000	$12,000,000	$12,000,000	5.97%
Total Senior Secured – Second Lien						12,000,000	12,000,000	5.97%
Senior Subordinated — 14.90%
ACT Lighting	Wholesale	12% Cash, 2% PIK		7/24/2019	8,336,399	$8,177,158	$8,336,399	4.15%
		8% PIK		7/24/2020	1,812,763	1,640,216	1,680,000	0.84%
						9,817,374	10,016,399	4.99%
Battery Solutions, Inc.	Environmental/Recycling Services	12% Cash, 2% PIK		12/20/2018	5,210,232	5,210,232	4,576,000	2.28%
DBI Holding, LLC	Infrastructure Maintenance	12% Cash, 1% PIK		9/6/2019	8,631,785	8,631,785	8,631,785	4.29%
		13% PIK		9/6/2019	7,167,600	6,709,880	6,723,000	3.34%
						15,341,665	15,354,785	7.63%
Total Senior Subordinated						30,369,271	29,947,184	14.90%
Equity/Other — 7.32%
ACT Lighting, Warrants(5)	Wholesale			7/24/2019	143,000	$143,000	$833,000	0.41%
Battery Solutions, Inc., Class A Units(5)	Environmental/Recycling Services				5,000,000	1,058,000	—	—
DBI Holding, LLC, Warrants(5)	Infrastructure Maintenance			3/6/2024	519,412	519,412	748,000	0.37%
Net Access Corporation, Class A Units(5)	Technology				3,000,000	8,112,000	9,412,000	4.68%
Show Media, Inc., Units(5),(6)	Media & Entertainment				324,321	324,321	—	—
Southern Technical Institute, Inc., Class A Units(5)	Education				3,164,063	2,167,000	3,606,741	1.80%
Warrants(5)					110,267	110,267	110,267	0.06%
						2,277,267	3,717,008	1.86%
Total Equity/Other						12,434,000	14,710,008	7.32%
Total Investments in Non-Controlled, Affiliated Portfolio Companies						61,564,299	61,253,192	30.48%
Investments in Controlled, Affiliated Portfolio Companies — 14.95%**
Senior Secured – First Lien — 9.23%
DRC Emergency Services	Disaster Recovery Services	10% Cash		1/11/2020	5,000,000	$5,000,000	$5,000,000	2.49%
		8% Cash		6/30/2016	666,560	666,560	666,560	0.33%
						5,666,560	5,666,560	2.82%
FST Technical Services, LLC	Technology & Telecom	12% Cash, 2% PIK		11/18/2018	12,500,000	12,500,000	12,879,000	6.41%
Total Senior Secured – First Lien						18,166,560	18,545,560	9.23%
Equity/Other — 5.72%
DRC Emergency Services, Preferred Shares	Disaster Recovery Services	10% PIK			7,885,459	$6,623,838	$6,930,002	3.44%
FST Technical Services, LLC, Common Shares	Technology & Telecom	9% PIK			1,750,000	1,806,540	4,580,000	2.28%
Total Equity/Other						8,430,378	11,510,002	5.72%
Total Investments in Controlled, Affiliated Portfolio Companies						26,596,938	30,055,562	14.95%
Total Investments						254,082,772	258,633,854	128.68%
Liabilities In Excess Of Other Assets							(57,644,546)	(28.68)%
Net Assets							$200,989,308	100.00%

Alcentra Capital Corporation

Consolidated Schedule of Investments – (continued)
As of December 31, 2014

(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.
(2)	The investment has an unfunded commitment as of December 31, 2014 which is excluded from the presentation (see Note 12).
(3)	Investment is not a qualifying investment as defined under section 55 (a) of the investment Company act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.
(4)	The Company provided financing to Behavioral Healthcare Realty, a wholly owned subsidiary of American Addiction Centers.
(5)	Non-income producing security.
(6)	As part of the December 2013 amendment, the senior secured notes of Show Media, Inc., contain a provision that, under certain circumstances, allow the holder to convert a portion of the notes into equity, subject to a maximum ownership of 49% of the Common Stock of the business. On December 31, 2014, we entered into an amendment whereby we elected to convert 50% of our Notes into Redeemable Convertible Preferred Stock (the “Preferred”). The Preferred has an 11% accrued dividend. The remaining note has an 11% coupon that is payable at 5.5% cash and 5.5% PIK commencing June 30, 2015.
(7)	The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.
(8)	The investments are guaranteed by Enhanced Equity Fund, L.P. (“EEF”).

Alcentra Capital Corporation

Consolidated Schedule of Investments – (continued)
As of December 31, 2014

Abbreviation Legend
PIK — Payment-In-Kind

*	Denotes investments in which the Partnership is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2014 in these affiliated investments are as follows:

Name of Issuers	Fair Value at December 31, 2013	Gross Addition	Gross Reductions	Interest/ Dividend/ Other income	Fair Value at December 31, 2014
ACT Lighting	$—	$11,419,162	$1,500,000	$685,229	$10,849,399
Battery Solutions, Inc.	6,075,969	68,663	—	819,578	4,576,000
DBI Holding, LLC	—	15,637,081	—	2,240,640	16,102,785
Net Access Corporation	11,964,457	—	3,920,230	359,709	9,855,000
Show Media, Inc.	6,294,000	643,862	—	818,199	4,596,000
Southern Technical Institute, Inc.	10,702,958	787,500	9,520,833	1,177,952	15,717,008
	$35,037,384	$28,556,269	$14,941,063	$6,101,307	$61,696,192

**	Denotes investments in which the Partnership is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2014 in these affiliated and controlled investments are as follows:

Name of Issuers	Fair value at December 31, 2013	Gross Addition	Gross Reductions	Interest/ Dividend/ Other income	Fair Value at December 31, 2014
The DRC Group	$11,906,520	$8,690,664	$8,774,638	$1,928,028	$12,596,562
FST Technical Services, LLC	14,034,723	37,779	156,873	2,306,535	17,459,000
	$25,941,243	$8,728,443	$8,931,511	$4,234,563	$30,055,562

***	Pledged as collateral under the Credit Facility with ING Capital LLC.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

The Company was formed for the purpose of acquiring certain assets held by BNY Mellon-Alcentra Mezzanine III, L.P. (the “Partnership”). The Partnership is a Delaware limited partnership, which commenced operations on May 14, 2010 (the “Commencement Date”). BNY Mellon-Alcentra Mezzanine III (GP), L.P. (the “General Partner”), a Delaware limited liability company, is the General Partner of the Partnership. BNY Mellon-Alcentra Mezzanine Partners (the “Manager”), a division of Alcentra NY and an affiliate of the General Partner, manages the investment activities of the Partnership. Alcentra NY is wholly-owned by BNY Alcentra Group Holdings, Inc. (“Alcentra Group”), which is wholly-owned by The Bank of New York Mellon Corporation.

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

The Company’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies (typically those with $5.0 million to $15.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization) through first lien, second lien, unitranche and mezzanine debt financing, with corresponding equity co-investments. It sources investments primarily through

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

1. Organization and Purpose  – (continued)

the network of relationships that the principals of its investment adviser have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

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

2. Summary of Significant Accounting Policies

Basis of Presentation — The accompanying financial statements of the Partnership and the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the reporting requirements of the SEC.

The accounting records of the Company and the Partnership are maintained in United States dollars.

Alcentra NY purchased the initial 100 shares for $1,500 on March 12, 2014.

Use of Estimates — The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material. The most significant estimates relate to the valuation of the Company’s portfolio investments.

Consolidation — In accordance with Regulation S-X Article 6.03 and ASC Topic 810 — Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.

Portfolio Investment Classification — The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation. “Non-controlled, non-affiliate investments” are defined as investments that are neither Control Investments or Affiliate Investments.

Cash — At December 31, 2015, cash balances totaling $4.9 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.

Deferred Financing Costs — Deferred financing costs consist of fees and expenses paid in connection with the credit facility (as defined in Note 11) and are capitalized at the time of payment. These costs are amortized using the straight line method, which approximate the effective interest method over the term of the Credit Facility.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

2. Summary of Significant Accounting Policies  – (continued)

Deferred Note Offering Costs — Deferred Note Offering costs consist of fees and expenses paid in connection with the series of Senior Securities issued (as defined in Note 10) and are capitalized at this time as these fees and expenses were incurred before the issuance commenced. These costs are amortized using the straight line method, which approximate the effective interest method over the term of the Notes.

Valuation of Portfolio Investments — Portfolio investments are carried at fair value as determined by the Board of Directors (the “Board”) of Alcentra and by the General Partner of the Partnership for the period ended May 8, 2015 and prior.

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

Valuation techniques are applied consistently from period to period, except when circumstances warrant a change to a different valuation technique that will provide a better estimate of fair value. The valuation process begins with each investment being initially valued by the investment professional of the Company or its Adviser. Preliminary valuation conclusions are then documented and discussed with senior investment professionals of the Company or its Adviser. The Investment Committee reviews the valuation of the investment professionals and then determines the fair value of each investment in good faith based on the input of the investment professionals.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

2. Summary of Significant Accounting Policies  – (continued)

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

Organizational and Offering Costs — Organization expenses, including reimbursement payments to the Adviser, are expensed on the Company’s Consolidated Statements of Operations. These expenses consist principally of legal and accounting fees incurred in connection with the organization of the Company and have been expensed as incurred. Offering expenses consist principally of underwriter’s fee, legal, accounting, printing fees and other related expenses associated with the filing of a registration statement. Offering costs are offset against proceeds of the offering in paid-in capital in excess of par in the Consolidated Statements of Changes in Net Assets. $1.56 million of offering costs were incurred with the initial public offering.

The Partnership is obligated to reimburse the General Partner for 100% of the placement fee and for organizational costs of the Partnership in an amount not to exceed $1,250,000 on a cumulative basis. Organizational costs paid by the Partnership in excess of $1,250,000 (“Excess Organizational Expenses”) and all placement fees paid by the Partnership will reduce the management fee as described in Note 7. No costs were charged for the Partnership for the years ended December 31, 2015, December 31, 2014 or December 31, 2013.

Paid-In-Capital — The Company records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding all commissions

Earnings and Net Asset Value Per Share — Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reported period. Net Asset Value per share is calculated using the number of shares outstanding as of the end of the period.

Investments — Investment security transactions are accounted for on a trade date basis. Cost of portfolio investments represents the actual purchase price of the securities acquired including capitalized legal, brokerage and other fees as well as the value of interest and dividends received in-kind and the accretion of

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

2. Summary of Significant Accounting Policies  – (continued)

original issue discounts. Fees may be charged to the issuer by the Company and Partnership in connection with the origination of a debt security financing. Such fees are reflected as a discount to the cost of the portfolio security and the discount is accreted into income over the life of the related debt security.

Original Issue Discount — When the Company and Partnership receive warrants with a nominal or discounted exercise price upon origination of a debt or preferred stock investment, a portion of the cost basis is allocated to the warrants. When the investment is made concurrently with the sale of a substantial amount of equity, the value of the warrants is based on the sales price. The value of the warrants is recorded as original issue discount (“OID”) to the value of the debt or preferred stock investment and the OID is amortized over the life of the investment.

Interest and Dividend Income — Interest is recorded on the accrual basis to the extent that the Company and Partnership expect to collect such amounts. The Company and Partnership accrue paid in-kind interest (“PIK”) by recording income and an increase to the cost basis of the related investments. Dividend income is recorded on ex-dividend date. Dividends in-kind are recorded as an increase in cost basis of investments and as income.

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were no non-accrual investments as of December 31, 2015 and December 31, 2014.

Other Income — The Company may also receive structuring or closing fees in connection with its investments. Such upfront fees are accreted into income over the life of the investment.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

Income Taxes — The Company has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and to operate in a manner so as to qualify for the tax treatment applicable to RIC’s. To obtain and maintain our qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, the Company must distribute to our stockholders, for each taxable year, at least 90% of “investment company taxable income,” which is generally net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that are timely distributed to stockholders as dividends.

The Partnership is structured as a partnership for U.S. Federal income tax purposes, and as such, is not subject to income taxes; each Partner (depending on its structure for tax purposes) may be individually liable for income taxes, if any, on its share of the Partnership’s taxable income.

Alcentra BDC Equity Holdings LLC has elected to be a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the years ended

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

2. Summary of Significant Accounting Policies  – (continued)

December 31, 2015 and December 31, 2014, we recognized a benefit/(provision) for income tax on net unrealized gain/(loss) on investments of $2.2 million and $(1.7) million, respectively, for the Taxable Subsidiaries. For the year ended December 31, 2013 we recognized no income tax or benefit related to the taxable subsidiaries. As of December 31, 2015 and December 31, 2014, $1.4 million and $(1.7) million, respectively, was included in the deferred tax asset and liability on the Consolidated Statements of Assets and Liabilities.

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

The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open for the year ended December 31, 2015 and the year ended December 31, 2014. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the year ended December 31, 2015, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of dividend reclasses, as follows:

	As of December 31, 2015	As of December 31, 2014
Accumulated undistributed net investment income	$3,114	$207,499
Accumulated net realized gains	(3,114)	(207,499)
Additional paid in capital	0	—

The tax character of distributions paid by the company for the year ended December 31, 2015 and the period ended December 31, 2014 were ordinary income of $18,382,802 and $11,597,385, respectively.

At December 31, 2015, the components of distributable earnings on a tax basis are as follows:

	As of December 31, 2015	As of December 31, 2014
Undistributed net investment income	$1,231,457	$211,846
Accumulated net realized gains (losses)	2,693,574	71,712
Unrealized appreciation (depreciation)	(6,558,423)	2,854,078
Components of tax distributable earnings at year end	$(2,633,392)	$3,137,636

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

2. Summary of Significant Accounting Policies  – (continued)

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2010.

As of December 31, 2015, Wholesome Sweeteners and Dentistry for Children were sold from Alcentra BDC Equity Holdings LLC to Alcentra Capital Corporation. This sale resulted in a tax liability which is reflected in our financial statements.

Indemnification — In the normal course of business, the Company enters into contractual agreements that provide general indemnifications against losses, costs, claims and liabilities arising from the performance of individual obligations under such agreements. The Company has had no prior claims or payments pursuant to such agreements. The Company’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on management’s experience, the Company expects the risk of loss to be remote.

Recent Accounting Pronouncements — In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-03 on its consolidated financial statements and disclosures.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories (from highest to lowest) based on inputs:

Level 1 — Quoted prices (unadjusted) are available in active markets for identical investments that the Company and Partnership has the ability to access as of the reporting date. The type of investments which would generally be included in Level 1 includes listed equity securities and listed derivatives. As required by ASC Topic 820, the Company and Partnership, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Company and Partnership holds a large position and a sale could reasonably impact the quoted price.

Level 2 — Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies.

Level 3 — Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

3. Fair Value of Portfolio Investments  – (continued)

significant judgment or estimation by the Company and Partnership. The types of investments which would generally be included in this category include debt and equity securities issued by private entities.

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

The following tables summarize the levels in the fair value hierarchy into which the Company and Partnership’s financial instruments are categorized as of December 31, 2015 and December 31, 2014:

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2015 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured – First Lien	$—	$—	$88,453,325	$88,453,325
Senior Secured – Second Lien	—	—	83,266,558	83,266,558
Subordinated Debt	—	—	80,458,554	80,458,554
Equity/Other	—	—	44,163,174	44,163,174
Total Investments	$—	$—	$296,341,611	$296,341,611

As of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Senior Secured – First Lien	$—	$—	$97,395,708	$97,395,708
Senior Secured – Second Lien	—	—	46,748,798	46,748,798
Subordinated Debt	—	—	54,986,207	54,986,207
Equity/Other	—	8,160,000	51,343,141	59,503,141
Total investments	$—	$8,160,000	$250,473,854	$258,633,854

During the period from May 8, 2014 to December 31, 2014, our ability to observe valuation inputs has resulted in a reclassification of $8,160,000 investment from Level 3 to Level 2 with no other reclassifications of assets between levels. This transfer was reported at the end of the reporting period in which it occurred. There were no transfers between levels for the year ended December 31, 2015.

Transfers between levels of the fair value hierarchy are reported at the end of the reporting period in which they occur.

The changes in investments classified as Level 3 are as follows for the years ended December 31, 2015 and December 31, 2014.

	Senior Secured – First Lien	Senior Secured – Second Lien	Senior Subordinated	Equity/ Other	Total
Balance as of January 1, 2015	$97,395,708	$46,748,798	$54,986,207	$51,343,141	$250,473,854
Amortized discounts/premiums	244,029	79,380	121,148	—	444,557
Paid in-kind interest	1,002,136	281,587	2,662,765	1,974,016	5,920,504
Net realized gain (loss)	11,051	94,674	—	2,617,267	2,722,992
Net change in unrealized appreciation (depreciation)	(3,199,100)	(166,447)	521,766	(8,637,423)	(11,481,204)
Purchases	26,665,951	46,946,356	25,500,001	7,595,440	106,707,748

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

3. Fair Value of Portfolio Investments  – (continued)

	Senior Secured – First Lien	Senior Secured – Second Lien	Senior Subordinated	Equity/ Other	Total
Sales/Return of capital	(33,666,450)	(10,717,790)	(3,333,333)	(10,729,267)	(58,446,840)
Balance as of December 31, 2015	$88,453,325	$83,266,558	$80,458,554	$44,163,174	$296,341,611
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2015	$(3,330,817)	$500,149	$116,006	$(6,846,899)	$(9,561,561)

	Senior Secured – First Lien	Senior Secured – Second Lien	Senior Subordinated	Equity/ Other	Total
Balance as of May 8, 2014(*)	$68,848,668	$—	$61,151,338	$54,590,510	$184,590,516
Amortized discounts/premiums	145	9,904	552,679	—	562,728
Paid in-kind interest	836,331	—	1,142,207	905,996	2,884,534
Net realized gain (loss)	—	—	47,078	232,133	279,211
Net change in unrealized appreciation (depreciation)	(1,154,690)	417,596	(422,086)	5,710,262	4,551,082
Purchases	39,623,282	46,321,298	22,127,000	2,049,162	110,120,742
Sales/Return of capital	(10,758,028)	—	(29,612,009)	(3,984,922)	(44,354,959)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	(8,160,000)	(8,160,000)
Balance as of December 31, 2014	$97,395,708	$46,748,798	$54,986,207	$51,343,141	$250,473,854
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2014	$(1,154,690)	$417,596	$(422,086)	$7,092,583	$5,933,403

*	Investment portfolios acquired from the Partnership and the Warehouse Portfolios (see Note 1)

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2015 and December 31, 2014, respectively.

As of December 31, 2015:

Assets at Fair Value	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Senior Secured – First Lien	$88,453,325	Yield to Maturity	Comparable Market Rate	8.75% – 17.0%	12.29%
Senior Secured – Second Lien	$83,266,558	Yield to Maturity	Comparable Market Rate	10.0% – 13.5%	11.28%
Senior Subordinated	$80,458,554	Yield to Maturity	Comparable Market Rate	8.0% – 26.2%	13.80%
Preferred Ownership	$20,810,175	Market Approach	Enterprise Value/ LTM EBITDA Multiple	6.84x – 8.06x	7.45X
Common Ownership/Common Warrants	$23,352,999	Market Approach	Enterprise Value/ LTM EBITDA Multiple	8.97x – 9.14x	9.05X
Total	$296,341,611

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

3. Fair Value of Portfolio Investments  – (continued)

As of December 31, 2014:

Assets at Fair Value	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Senior Secured – First Lien	$97,395,708	Yield to Maturity	Comparable Market Rate	8.75% – 36.3%	11.82%
Senior Secured – Second Lien	$46,748,798	Yield to Maturity	Comparable Market Rate	9.5% – 11.0%	10.27%
Senior Subordinated	$54,986,207	Yield to Maturity	Comparable Market Rate	13.0% – 20.0%	11.23%
Preferred Ownership	$24,402,133	Market Approach	Enterprise Value/ LTM EBITDA Multiple	7.56x – 8.35x	7.95x
Common Ownership/Common Warrants	$26,941,008	Market Approach	Enterprise Value/ LTM EBITDA Multiple	10.19x – 10.99x	10.59x
Total	$250,473,854

4. Share Transactions/Partners’ Capital

For the year ended December 31, 2015, there were no shares issued or proceeds received by the Company.

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

The Partnership held its initial closing on May 14, 2010, accepting capital commitments amounting to $105,850,000 from Limited Partners. Seven additional closings were held subsequent to May 14, 2010. The most recent of which being the final closing, took place on August 10, 2012, bringing total commitments to $210,200,000. As of May 7, 2014 and December 31, 2013, Limited Partners have contributed $226,397,552 and $167,482,538, or 107.71% and 79.68% of their total capital commitments to the Partnership, respectively. As of May 7, 2014, the capital balances of Class A Limited Partners and Class B Limited Partners amounted to 70.02% and 30.02% of total partners’ capital, respectively. As of December 31, 2013 the capital balances of Class A Limited Partners and Class B Limited Partners amounted to 66.60% and 28.91% of total partners’ capital, respectively.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock for the year ended December 31, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
March 10, 2015	March 31, 2015	April 6, 2015	$0.340
May 11, 2015	June 30, 2015	July 6, 2015	$0.340
August 10, 2015	September 30, 2015	October 6, 2015	$0.340
November 5, 2015	December 31, 2015	January 7, 2016	$0.340

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock for the period ended December 31, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
June 24, 2014	June 30, 2014	July 7, 2014	$0.178
August 12, 2014	September 30, 2014	October 6, 2014	$0.340
November 4, 2014	December 30, 2014	January 6, 2015	$0.340

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

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

5. Distributions  – (continued)

For the period from January 1, 2014 to May 7, 2014 and the year ended December 31, 2013, the Partnership made distributions to the General Partner and the Limited Partners totaling $3,941,341 and $24,916,429, respectively. For the period from January 1, 2014 to May 7, 2014, distributions made to Class A Limited Partners and Class B Limited Partners amounted to 70.03% and 29.97% of total distributions, respectively. For the year ended December 31, 2013, distributions made to Class A Limited Partners and Class B Limited Partners amounted to 69.82% and 29.88% of total distributions.

Upon the termination of the Partnership, if it is determined that the General Partner has received carried interest distributions in excess of the amount it would have received had such distributions been determined on a cumulative basis, a clawback payment of such excess is required of the General Partner.

Distributions to Limited Partners during the period from January 1, 2014 to May 7, 2014 and the year ended December 31, 2013, are broken down as follows:

	For the period from January 1, 2014 to May 7, 2014	For the year ended December 31, 2013
Return of capital	$750,000	$12,826,908
Return on capital	3,191,341	12,015,381
Total	$3,941,341	$24,842,289

6. Allocation of Profits and Losses

Allocations of Partnership profits are made in a manner which is consistent with, and gives effect to, the distribution procedures outlined in Note 5 above. Partnership losses are allocated to all partners in proportion to such partners’ capital commitments or to such partners’ percentage ownership in such investment from which the losses arose, or if there is no such investment, in proportion to their capital commitment. For the period from January 1, 2014 to May 7, 2014 and the year ended December 31, 2013, the General Partner was allocated carried interest distributions of $(5,966,619) and $1,804,963, respectively. As a result of the completion of Alcentra’s initial public offering, the General Partner’s allocated carried interest as of May 7, 2014 was reallocated to the Limited Partners in accordance with the provisions of the Partnership’s Limited Partnership Agreement (December 31, 2013, as revised). Accordingly, the carried interest allocated to the General Partner through May 7, 2014 of approximately $6 million was reallocated to the Limited Partners.

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

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

7. Related Party Transactions  – (continued)

The incentive fee consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of our “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a hurdle rate of 2% per quarter (8% annualized), and is subject to a “catch-up” feature. The second part is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date) and equals 20% of our aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable for administrative services under the Investment Advisory Agreement, and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest). Pre-incentive fee net investment income excludes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income until we have received such income in cash.

Capital Gains and Income Incentive Accrual — We accrue payment of the Capital Gains and Income Incentive distribution (the “Incentive Distribution”) to the Investment Manager based on the fair market value of the portfolio at the end of each quarter, which includes the net increase in value in the investment securities, accrued dividends and payment-in-kind interest under the assumption that those assets will be realized in full at the stated values carried on our balance sheet. As the capital gain incentive accrual is estimated quarterly, the current quarter accrual can be positive or negative. Please note however, that the actual payment of those Incentive Accruals is based on the cash proceeds collected on those investment securities. The Investment Management Agreement states that we are required to pay these Incentive Distributions based upon the receipt of cash collection in full. Incentive Distributions will be paid based on the cash collected on our investment securities, and therefore may differ in size and timing from when the accrual is reflected on the balance sheet.

For the year ended December 31, 2015, the Company recorded expenses for base management fees of $4,943,886, of which none was waived by the Adviser and $1,302,213 was payable at December 31, 2015. For the period from May 8, 2014 to December 31, 2014, the Company recorded an expense for base management fee of $2,506,937, of which $1,051,811 was waived by the Adviser and $615,668 was payable at December 31, 2014. For the period from January 1, 2014 to May 7, 2014 the Partnership recorded an expense for base management fees of $699,473, of which $0 was payable at December 31, 2014. For the year ended December 31, 2013 the Partnership recorded an expense for base management fees of $2,828,119, of which $715,014 was payable at December 31, 2013.

Our Adviser may waive its fees (base management and incentive fee), without recourse against or reimbursement by us to the extent required in order for the Company to earn a quarterly net investment income to maintain a targeted dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis). For the year ended December 31, 2015, the Company incurred income-based incentive fees of $2,270,450, of which none was waived by the Adviser. For the period from May 8, 2014 to December 31, 2014 the Company incurred incentive fees of $966,059, of which $966,059 was waived by the Adviser. For the year ended December 31, 2015, the Company incurred capital gains incentive fees of $1,001,467, of which $1,001,467 was waived by the Adviser.

For the period from May 8, 2014 to December 31, 2014, the Company recorded a waiver of management and incentive fees which totaled $2,017,870.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

7. Related Party Transactions  – (continued)

BNY Mellon-Alcentra Mezzanine III, L.P.

For the period from the Commencement Date to the fifth anniversary of the Final Closing Date, the Partnership will pay to the Manager a management fee at an annual rate equal to the product of 1.50% for each Class A Limited Partner and 1.00% – 1.25% for each Class B Limited Partner, in each case multiplied by such Limited Partner’s capital commitment. After the fifth anniversary of the Final Closing Date, the management fee will be paid at annual rates of 1.50% and 1.00% – 1.25% for Class A Limited Partners and Class B Limited Partners, respectively, in each case multiplied by the aggregate amount of such Limited Partner’s capital contributions used to fund the cost of investments that have not been the subject of a disposition less the aggregate amount of such Limited Partner’s capital contributions with respect to all investments which have not been disposed of prior to the date of such distribution and which have been permanently written off. The management fee is payable quarterly in advance. For the period from January 1, 2014 to May 7, 2014, Class A Limited Partners were charged $528,719 and Class B Limited Partners were charged $170,754 in management fees. For the year ended December 31, 2013, Class A Limited Partners were charged $2,118,358 and Class B Limited Partners were charged $709,761 in management fees.

The management fee is reduced by the placement fees and Excess Organization Expenses paid by the Partnership. The management fee is further reduced by 100% of all transaction fees, investment fees, monitoring fees, management fees and directors’ fees received by the General Partner or any affiliate thereof, net of unreimbursed out-of-pocket expenses. For the period from January 1, 2014 to May 7, 2014 and the year ended December 31, 2013 there were no placement fees, Excess Organizational Expenses, or fees received by the Manager that reduced management fee expense in the reporting period.

Certain employees of the Manager are Limited Partners of the Partnership. As of May 7, 2014, an affiliate of the Partnership also had a $50.0 million commitment to the Partnership as a Limited Partner. For the period from January 1, 2014 through May 7, 2014 and the year ended December 31, 2013, this Limited Partner has contributed $56,602,997 and $40,136,386, respectively, or 113.21% and 80.27%, respectively, of its total capital commitments to the Partnership.

As of December 31, 2013, the amounts due from Limited Partners, amounts due to affiliates and distributions payable amounting to $6,635, $10,989 and $168, respectively, relate to capital activity during the period. Additionally, the Partnership incurred $699,473 in management fees, for the period from January 1, 2014 to May 7, 2014 and $2,828,119 for the year ended December 31, 2013. The base management fee payable at May 7, 2014 and December 31, 2013 were $0 and $715,014, respectively.

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

For the years ended December 31, 2015 the Company recorded directors' fee expense of $243,726, of which $37,025 was payable at December 31, 2015. For the period from May 8, 2014 to December 31, 2014 the Company recorded directors' fee expense of $192,608, of which $85,692 was payable at December 31, 2014. For the year ended December 31, 2013 the Company did not record any directors' fees expense.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

9. Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the year ended December 31, 2015, the period from January 1, 2014 through May 7, 2014, the period from May 8, 2014 through December 31, 2014, and for the year ended December 31, 2013.

	For the year ended December 31, 2015	For the period from January 1, 2014 through May 7, 2014	For the period from May 8, 2014* through December 31, 2014		For the year ended December 31, 2013
Investment purchases, at cost (including PIK interest)	$112,628,252	$50,201,887	$113,005,276	**	$42,422,181
Investment sales, proceeds (including Principal payments/paydown proceeds)	66,446,840	15,780,666	44,354,959		19,707,026

*	Commencement of operations of the Company
**	Excludes $185 million of investment portfolios acquired by the Company from the Partnership and the Warehouse Portfolios (see Note 1)

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

During the year ended December 31, 2015, we issued $40.0 million in aggregate principal amount of our Alcentra Capital InterNotes for net proceeds of $39.2 million. These notes were issued with stated interest rates of 6.25%, 6.375%, 6.5%, and 6.75%. These notes mature between February 15, 2020 and January 15, 2022. For the year ended December 31, 2015, the Company borrowed an average of $29.6 million with a weighted average interest rate of 6.35%.

The following table summarizes the Alcentra Capital InterNotes® issued and outstanding during the year ended December 31, 2015.

Tenor at Origination (in years)	Principal Amount (000’s omitted)	Interest Rate Range	Maturity Date Range
7	$1,331	6.500%	January 15, 2022
5	2,055	6.375%	February 15, 2020
5	1,000	6.375%	February 15, 2020
5	1,050	6.375%	February 15, 2020
5	500	6.375%	March 15, 2020
5	124	6.375%	April 15, 2020
7	87	6.750%	April 15, 2022
5	17,000	6.250%	April 15, 2020
5	16,853	6.500%	April 15, 2020
	$40,000

During the year ended December 31, 2015, we redeemed $0 aggregate principal amount of our Alcentra Capital InterNotes®. The net proceeds of this offering were used to repay outstanding indebtedness under the Credit Facility.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

10. Alcentra Capital InterNotes®  – (continued)

In connection with the issuance of the Alcentra Capital InterNotes®, we incurred $0.78 million of fees which are being amortized over the term of the notes and are included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of December 31, 2015. During the year ended December 31, 2015 we recorded $1.9 million of interest costs and amortization of financing costs on the Alcentra Capital InterNotes® as interest expense.

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

Amendment to the Revolving Credit Facility

On March 2, 2016, we amended certain provisions of the Credit Facility relating to the treatment of approximately $38.6 million in aggregate principal amount of outstanding InterNotes that mature prior to the Credit Facility. Among other things, the amendments to the Credit Facility provide that, in the nine-month period prior to the maturity of these particular InterNotes, which mature between February 15 and April 15, 2020, our ability to borrow under the Credit Facility will be reduced by and in the amount of such InterNotes still outstanding during such time. The Credit Facility is secured primarily by the Company’s assets. Costs of $2,313,355 were incurred in connection with obtaining and amending the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility.

Amounts available to borrow under the Credit Facility are subject to a minimum borrowing/collateral base that applies an advance rate to certain investments held by the Company. The Company is subject to limitations with respect to the investments securing the Credit Facility, including, but not limited to, restrictions on sector concentrations, loan size, portfolio company leverage which may affect the borrowing base and therefore amounts available to borrow.

The Company pays a commitment fee between 0.5% and 1.0% per annum based on the size of the unused portion of the Credit Facility. This fee is included in interest expense on the Company’s Consolidated Statements of Operations.

The Company has made customary representations and warranties and is required to comply with various covenants and reporting requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2015, the Company was in compliance in all material respects with the terms of the Credit Facility.

As of December 31, 2015 and December 31, 2014, the Company had United States dollar borrowings of $63.5 million and $62.5 million outstanding under the Credit Facility, respectively. For the year ended December 31, 2015, the Company borrowed an average of $48.8 million with a weighted average interest rate of 3.55%.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

11. Credit Facility/Line of Credit  – (continued)

The Partnership entered into a credit agreement with the Administrator under which the Partnership can borrow an aggregate principal amount of $15 million for the financing of portfolio investments. Interest is charged at the LIBOR Rate plus 1.00%. The credit agreement terminated on April 24, 2014.

Alcentra’s weighted average interest rate for the period May 8, 2014 through December 31, 2014 is 3.78%. For the period May 8, 2014 through December 31, 2014, Alcentra borrowed an average of $28,678,508. For the period January 1, 2014 through May 7, 2014 and the year ended December 31, 2013, the Partnership borrowed an average of $21,953,080 and $9,484,749, respectively. The Partnership’s weighted average interest rate for the period January 1, 2014 through May 7, 2014 and the year ended December 31, 2013 is 1.76% and 1.46%, respectively.

12. Market and Other Risk Factors

At December 31, 2015, the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is concentrated in the twenty-five industries listed in Note 14. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

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

On October 13, 2015, Cahaba Disaster Recovery, LLC (“Cahaba”) filed a lawsuit in state court in Jefferson County, Alabama, against DRC Emergency Services, LLC (“DRC”) and Alcentra Capital Corporation (“ACC”), relating to disaster recovery services allegedly provided in the wake of the tornado that struck Joplin, MO in 2011. The complaint alleges that DRC was retained as a first-tier subcontractor on two disaster recovery engagements, and that DRC in turn brought in Cahaba as a second-tier subcontractor for those jobs. The complaint alleges that Cahaba has received only partial payment from DRC and is owed a total of $2,471,680. The complaint alleges that ACC is also liable to Cahaba for those amounts because it was

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

13. Commitments and Contingencies  – (continued)

the “alter ego” of DRC, due to what the complaint alleges to be ACC’s “indicia of control” of DRC by Alcentra. Cahaba has agreed to dismiss the case without prejudice (by agreement of parties), subject to its being reinstituted at a later date.

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2015 and December 31, 2014, the Company had $1.0 million and $12.3 million in unfunded commitments under loan and financing agreements, respectively. As of December 31, 2015 and December 31, 2014, the Company’s unfunded commitment under loan and financing agreements are presented below.

	As of
	December 31, 2015	December 31, 2014
A2Z Wireless Holdings, Inc.	$1,004,270	$—
Alpine Waste	—	5,000,000
Dentistry For Children, Inc.	—	3,500,000
HealthFusion, Inc.	—	2,500,000
IGT	—	500,000
Nation Safe Drivers (NSD)	—	826,202
Total	$1,004,270	$12,326,202

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

14. Classification of Portfolio Investments

As of December 31, 2015, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$38,677,488	$40,672,488	20.85%
Infrastructure Maintenance	17,611,477	22,894,780	11.74%
Waste Services	23,743,476	22,743,634	11.66%
Automotive Business Services	19,963,981	19,963,981	10.24%
Telecommunications	17,829,891	18,825,219	9.65%
Transportation Logistics	15,475,386	15,475,386	7.93%
Technology & Telecom	14,466,264	13,943,722	7.15%
Education	14,338,600	13,890,332	7.12%
Restoration Services	12,830,771	13,232,437	6.78%
Oil & Gas Services	13,127,489	13,127,489	6.73%
Wholesale	10,330,768	12,753,733	6.54%
Healthcare: Orthopedic Products	11,810,851	12,000,000	6.15%
Media: Advertising, Printing & Publishing	11,750,000	11,750,000	6.02%
Industrial Services	10,203,840	10,068,757	5.16%
Security	9,500,000	9,500,000	4.87%
High Tech Industries	5,168,000	7,007,913	3.59%
Media & Entertainment	12,323,985	6,860,544	3.53%
Environmental/Recycling Services	6,623,154	6,095,154	3.13%
Wholesale/Distribution	5,981,818	5,981,818	3.07%
Technology & IT	4,869,375	4,968,750	2.55%
Aerospace	4,000,000	4,000,000	2.05%
Packaging	3,792,657	3,792,657	1.94%
Food & Beverage	5,000,000	3,788,000	1.94%
Disaster Recovery Services	12,823,731	1,804,817	0.93%
Call Center Services	1,188,731	1,200,000	0.62%
Total	$303,431,733	$296,341,611	151.94%
Geographic Region
South East	$78,199,153	$80,722,968	41.39%
Eastern	51,779,326	54,523,091	27.95%
South	67,214,814	54,400,549	27.89%
West	34,068,929	34,419,331	17.65%
Mid West	32,695,872	33,163,200	17.00%
South West	18,466,264	17,943,722	9.20%
North East	11,007,375	11,168,750	5.73%
North West	10,000,000	10,000,000	5.13%
Total	$303,431,733	$296,341,611	151.94%
Investment Type
Senior Secured – First Lien	$92,807,114	$88,453,325	45.35%
Senior Secured – Second Lien	83,015,409	83,266,558	42.69%
Senior Subordinated	80,358,874	80,458,554	41.26%
Equity/Other	47,250,336	44,163,174	22.64%
Total	$303,431,733	$296,341,611	151.94%

*	Fair value as a percentage of Net Assets

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

14. Classification of Portfolio Investments  – (continued)

As of December 31, 2014, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$22,877,700	$23,502,700	11.69%
Technology & Telecom	14,306,541	17,459,000	8.69%
Infrastructure Maintenance	15,861,076	16,102,785	8.01%
Education	14,277,267	15,717,008	7.82%
Retail Distributions	14,625,000	14,625,000	7.28%
Automotive	14,251,576	14,251,576	7.09%
Oil & Gas Services	12,767,248	13,044,000	6.49%
Disaster Recovery Services	12,290,398	12,596,562	6.26%
Restoration Services	12,116,713	12,119,289	6.03%
Healthcare: Orthopedic Products	11,760,000	12,000,000	5.97%
Waste Management	11,355,479	11,355,479	5.65%
Wholesale	9,960,374	10,849,399	5.40%
Industrial Services	9,899,901	10,006,651	4.98%
Media & Entertainment	11,886,858	9,605,545	4.78%
Technology	8,112,000	9,412,000	4.68%
Waste Services	9,000,000	9,000,000	4.48%
Healthcare & Pharmaceuticals	8,000,000	8,160,000	4.06%
Media: Broadcasting & Subscription	7,397,404	7,575,000	3.77%
Consumer Services	7,167,144	7,167,144	3.57%
Wholesale/Distribution	7,000,000	7,000,000	3.48%
Food & Beverage	5,000,000	4,591,000	2.28%
Environmental/Recycling Services	6,268,232	4,576,000	2.28%
Packaging	3,716,716	3,716,716	1.85%
Business Services	3,000,000	3,000,000	1.49%
Call Center Services	1,185,145	1,201,000	0.60%
Total	$254,082,772	$258,633,854	128.68%
Geographic Region
South	$63,408,612	$65,129,019	32.39%
South East	52,303,129	52,764,705	26.25%
Eastern	48,315,209	50,080,809	24.92%
West	39,380,867	38,346,543	19.08%
South West	14,306,541	17,459,000	8.69%
Canada	14,625,000	14,625,000	7.28%
Mid West	14,346,010	12,653,778	6.30%
Puerto Rico	7,397,404	7,575,000	3.77%
Total	$254,082,772	$258,633,854	128.68%
Investment Type
Senior Secured – First Lien	$98,550,397	$97,395,708	48.46%
Equity/Other	53,792,879	59,503,141	29.60%
Senior Subordinated	55,408,294	54,986,207	27.36%
Senior Secured – Second Lien	46,331,202	46,748,798	23.26%
Total	$254,082,772	$258,633,854	128.68%

*	Fair value as a percentage of Net Assets

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

15. Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for one share of common stock for the year ended December 31, 2015 and for the period May 8, 2014 through December 31, 2014.

	For the year ended December 31, 2015		For the period May 8, 2014* through December 31, 2014
Per share data(1)
Net asset value, beginning of period	$14.87		$14.55
Net investment income (loss)	1.43		0.86
Net realized and unrealized gains (losses)	(0.68)		0.57
Benefit/(Provision) for taxes on unrealized appreciation on investments	0.17		(0.13)
Net increase (decrease) in net assets resulting from operations	0.92		1.30
Distributions to shareholders:(2)
From net investment income	(1.36)		(0.86)
Offering costs	—		(0.12)
Net asset value, end of period	$14.43		$14.87
Market value per share, end of period	$11.60		$12.50
Total return based on net asset value(3)	6.2%		4.9	%(4)(5)
Total return based on market value(3)	3.7%		(10.9	)%(4)(5)
Shares outstanding at end of period	13,516,766		13,516,766
Ratio/Supplemental Data:
Net assets, at end of period	$195,032,211		$200,989,308
Ratio of total expenses before waiver to average net assets	7.79%		5.12	%(6)
Ratio of interest expenses to average net assets	2.50%		1.04	%(6)
Ratio of incentive fees to average net assets	1.63%		0.75	%(6)
Ratio of waiver of management and incentive fees to average net assets	0.50%		1.57	%(6)
Ratio of net expenses to average net assets	7.29%		3.55	%(6)
Ratio of net investment income (loss) before waiver to average net assets	9.13%		7.45	%(6)
Ratio of net investment income (loss) after waiver to average net assets	9.63%		9.02	%(6)
Total Credit Facility payable outstanding	$63,504,738		$62,499,154
Total Notes payable outstanding	$40,000,000		$—
Asset coverage ratio(7)	2.9		4.2
Portfolio turnover rate	24	%(8)	20	%(4)(9)

*	Commencement of operations of the Company.
(1)	The per share data was derived by using the average shares outstanding during the period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Not Annualized.
(5)	Total investment return on net asset value is calculated assuming a purchase at the offering price of $15.00 per share paid by the shareholder on the first day and a sale at the net asset value on the last day of the period reported with all distributions reinvested. Total investment return on market value is

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

15. Financial Highlights  – (continued)

calculated assuming a purchase at the offering price of $15.00 per share paid by the shareholder on the first day and a sale at the current market price on the last day of the period reported with all distributions reinvested.
(6)	Annualized.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(8)	For the year ended December 31, 2015.
(9)	For the period from May 8, 2014 to December 31, 2014.

The following performance ratios and internal rate of return (“IRR”) (since inception) are presented for the Limited Partners as a single class, taken as a whole. The actual ratios of each individual investor may vary and are dependent upon the specific allocations of income and expense to such investor and the timing of capital transactions for such investor.

The net investment income (loss) ratio and the expense ratio are computed using the weighted average capital of the Limited Partners during the periods. The net investment income (loss) ratio does not include the effects of the carried interest allocation. The weighted average capital calculation reflects a measure of capital after each capital contribution, distribution or other significant change in capital at the end of each quarterly accounting period. The IRR was computed based on the actual dates of Limited Partners’ cash inflows (capital contributions) and outflows (cash and stock distributions), and the residual value of the Limited Partners’ capital accounts from January 1, 2014 through May 7, 2014 and the years ended December 31, 2013, December 31, 2012, and December 31, 2011.

	January 1, 2014 to May 7, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Net investment income (loss) ratio before carried interest allocation	15.06%	7.50%	8.94%	6.88%
Expense ratio before carried interest allocation	1.81%	3.54%	5.92%	6.86%
Carried interest allocation	(4.51)%	1.80%	3.79%	—
Expense ratio after carried interest allocation	(2.70)%	5.34%	9.71%	6.86%
Cumulative IRR after carried interest allocation	13.69%	10.03%	11.30%	4.40%

These financial highlights may not be indicative of future performance.

16. Tax Information

As of December 31, 2015, the Company's aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax Cost	$303,187,733
Gross unrealized appreciation	12,834,854
Gross unrealized depreciation	(19,680,976)
Net unrealized investment depreciation	$(6,846,122)

The tax cost of the Company's investments as of December 31, 2015, approximates their amortized cost.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

17. Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we have subsidiaries that are not required to be consolidated. We have certain unconsolidated significant subsidiaries that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the year ended December 31, 2015 and as of and for the year ended December 31, 2014.

Balance Sheet	As of December 31, 2015
Current Assets	9,799,192
Noncurrent Assets	25,016,525
Current Liabilities	3,982,975
Noncurrent Liabilities	20,000,000

Balance Sheet	As of December 31, 2014
Current Assets	21,752,296
Noncurrent Assets	26,765,177
Current Liabilities	5,827,408
Noncurrent Liabilities	20,000,000

Income Statement	For the year ended December 31, 2015
Net Sales	26,808,399
Gross Profit	4,817,956
Net Income (Loss)	(8,829,955)

Income Statement	For the year ended December 31, 2014
Net Sales	73,379,709
Gross Profit	26,108,240
Net Income (Loss)	9,166,096

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

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

17. Unconsolidated Significant Subsidiaries  – (continued)

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

18. Selected Quarterly Financial Data (Unaudited)

	2015
	For the quarter ended December 31	For the quarter ended September 30	For the quarter ended June 30	For the quarter ended March 31
Total investment income	$8,676,914	$8,507,142	$8,507,540	$8,224,653
Total investment income per common share	0.64	0.63	0.63	0.61
Net investment income	4,529,602	5,142,044	4,649,349	4,977,174
Net investment income per common share	0.34	0.38	0.34	0.37
Net realized and unrealized (loss) gain	(6,577,824)	(1,887,595)	1,764,307	14,717
Net realized and unrealized (loss) gain per common share	(0.49)	(0.14)	0.13	0.00
Net (decrease) increase in net assets resulting from operations	(2,048,222)	3,254,449	6,413,656	4,991,891
Basic and diluted earnings per common share	(0.15)	0.24	0.47	0.37
Net asset value per common share at the end of quarter	14.43	14.92	15.03	14.90

	2014
	For the quarter ended December 31	For the quarter ended September 30	For the period from May 8, 2014 through June 30	For the period from April 1, 2014 through May 7	For the quarter ended March 31
Total investment income	$6,670,403	$5,861,187	$3,634,624	$3,766,431	$3,995,463
Total investment income per common share	0.49	0.43	0.27	N.A.	N.A.
Net investment income	4,551,406	4,595,699	2,454,627	3,751,842	3,175,716
Net investment income per common share	0.34	0.34	0.18	N.A.	N.A.
Net realized and unrealized (loss) gain	(1,505,337)	3,306,153	1,332,473	(264,414)	3,290,966
Net realized and unrealized (loss) gain per common share	(0.11)	0.24	0.10	N.A.	N.A.
Net (decrease) increase in net assets resulting from operations	3,046,069	7,901,852	3,787,100	3,487,428	6,466,682
Basic and diluted earnings per common share	0.23	0.58	0.28	N.A.	N.A.
Net asset value per common share at the end of quarter	14.87	15.00	14.76	N.A.	N.A.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

19. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

Subsequent to December 31, 2015, the following activity occurred:

On January 4, 2016, Health Fusion was acquired by a third party and, in connection with the acquisition, repaid our $4.8 million 1st lien investment in full, resulting in a realized gain of approximately $1.8 million on the warrants.

On January 7, 2016, a $0.34 per share dividend was paid to shareholders of record as of December 31, 2015.

On January 15, 2016, A2Z Wireless was acquired by a third party and, in connection with the acquisition, repaid approximately $9.8 million of the debt owed to us pursuant to our 1st lien investment, which bore interest at a rate of 12% per annum, and paid a pre-payment premium of $507,207. Subsequently, we funded a $11.2 million investment in A2Z Wireless (10.00% first lien) and committed to fund up to an additional $3.8 million.

On January 18, 2016, the Board of Directors approved a $5.0 million open market stock repurchase program. Pursuant to the program, we are authorized to repurchase up to $5.0 million in the aggregate of our outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic conditions, stock price, applicable legal and regulatory requirements and other factors. The open market stock repurchase program will be in effect until the approved dollar amount has been used to repurchase shares. The program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.

On January 19, 2016, DRC Emergency Services, LLC (“DRC”) was sold to a third-party. Total proceeds from the disposition, including a related tax benefit, were approximately $2 million. We had previously disclosed various matters relating to DRC, including a since-lifted suspension against DRC from doing federal government contracting work as well as litigation filed against DRC and the Company by Cahaba Disaster Recovery, LLC (“Cahaba”) alleging that DRC failed to make certain payments due to Cahaba in connection with its provision of certain sub-contracting services to DRC. More recently, a lawsuit was filed in late December 2015 relating to DRC which alleges that certain parties entered into an oral agreement to transfer a 10% equity interest in DRC’s parent company to the plaintiff. The sale also provides that the third-party purchaser will indemnify us (and related parties) from any liability in connection with the Cahaba lawsuit, including litigation expenses.

On February 11, 2016, Alcentra funded and additional $2.4 million to A2Z Wireless.

Through February 19, 2016, we have sold approximately $5.4 million aggregate principal amount of Alcentra Capital InterNotes® 6.50% notes due 2021.

On March 7, 2016, the Board of Directors approved the 2016 first quarter dividend of $0.34 per share for shareholders of record date March 31, 2016 and payable April 7, 2016.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2015 (the end of the period covered by this report), our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), under the supervision and with the participation of various members of management, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CAO have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the criteria set forth in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2015.

(c) Report of the Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report on Form 10-K.

(d) Changes in Internal Control Over Financial Reporting

Management did not identify any change in our internal control over financial reporting that occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly reporting companies and provisions in the JOBS Act applicable to emerging growth companies.

Item 9B.	Other Information.

On March 7, 2016, the Board of Directors elected Edward Grebow as a director of the Company. In connection with his election, the Board of Directors increased the size of the Board of Directors to six directors. The Board of Directors has determined that Mr. Grebow qualifies as an independent director under the 1940 Act and the Nasdaq listing standards and qualifies as an “audit committee financial expert” under the SEC's rules. There are no arrangements or understandings between Mr. Grebow and any other persons pursuant to which he was selected as a director. There are no current or proposed transactions between the Company and Mr. Grebow or his immediate family members that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

Mr. Grebow will hold office for a term expiring in 2018. He will serve on the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee of the Board of Directors. Mr. Grebow will be entitled to applicable retainer and meeting fees.

Mr. Grebow has served as a director and chairman of the audit committee of the board of directors of Diamond Offshore Drilling, Inc. (NYSE: DO) since July 2008. Mr. Grebow has also served as Managing Director of Morgan Joseph TriArtisan LLC, an investment and merchant bank, since November 2013. He served as President and Chief Executive Officer of Amalgamated Bank, a commercial bank, from April 2011 to November 2013. Mr. Grebow also served as managing director of J.C. Flowers & Co. LLC, a private equity firm with a focus on financial services companies, from 2007 to March 2011, a director of Saddle River Valley Bank from 2010 to 2011 and a director of Flowers National Bank from 2008 to 2011. Mr. Grebow served as President of ULLICO Inc., an insurance and financial services firm, from 2003 to 2006. Mr. Grebow’s broad experience in commercial and investment banking, private equity, insurance and financial services enables him to provide the Board of Directors valuable insight and the benefit of his extensive knowledge of and background in financial services, investment and management.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to Our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements of Alcentra Capital Corporation:
Consolidated Statements of Assets and Liabilities as of December 31, 2015 and December 31, 2014	72
Consolidated Statements of Operations for the year ended December 31, 2015 and the period from May 8, 2014 (commencement of operations) to December, 31 2014	73
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2015 and the period from May 8, 2014 (commencement of operations) to December 31, 2014	75
Consolidated Statements of Cash Flows for the year ended December 31, 2015 and the period from May 8, 2014 (commencement of operations) to December 31, 2014	76
Consolidated Schedule of Investments as of December 31, 2015 and December 31, 2014	78
Notes to the Consolidated Financial Statements	86
Financial Statements of BNY Mellon-Alcentra Mezzanine III, L.P.:
Statement of Operations for the period from January 1, 2014 to May 7, 2014 and for the years ended December 31, 2013	73
Statement of Changes in Net Assets for the period from January 1, 2014 to May 7, 2014 and for the years ended December 31, 2013(2)	75
Statement of Cash Flows for the period from January 1, 2014 to May 7, 2014 and for the years ended December 31, 2013(2)	76

b. Exhibit

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of Alcentra Capital Corporation (the “Registrant”)(1)
3.2	Bylaws(1)
4.1	Form of Stock Certificate(4)
4.2	Form of Base Indenture(6)
4.3	Statement of Eligibility of Trustee on Form T-1(5)
4.4	Form of Supplemental Indenture(6)
4.5	Form of First Supplemental Indenture relating to the Alcentra Capital Internotes® 6.500% Notes due 2022(6)
4.6	Form of Global Note relating to the Alcentra Capital Internotes® 6.500% Notes due 2022 (included as Exhibit A to the Form of First Supplemental Indenture)(6)
4.7	Form of Second Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(7)
4.8	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Second Supplemental Indenture)(7)
4.9	Form of Third Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(8)
4.10	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Third Supplemental Indenture)(8)
4.11	Form of Fourth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(9)
4.12	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Fourth Supplemental Indenture)(9)
4.13	Form of Fifth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(10)
4.14	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Fifth Supplemental Indenture)(10)
4.15	Form of Sixth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(12)
4.16	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Sixth Supplemental Indenture) (12)
4.17	Form of Seventh Supplemental Indenture relating to the Alcentra Capital Internotes® 6.750% Notes due 2022(12)
4.18	Form of Global Note relating to the Alcentra Capital Internotes® 6.750% Notes due 2022 (included asExhibit A to the Form of Seventh Supplemental Indenture(12)
4.19	Form of Eighth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.25% Notes due 2020(13)
4.20	Form of Global Note relating to the Alcentra Capital Internotes® 6.25% Notes due 2020 (included as Exhibit A to the Form of Eighth Supplemental Indenture) (13)
4.21	Form of Ninth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.50% Notes due 2020(13)
4.22	Form of Global Note relating to the Alcentra Capital Internotes® 6.50% Notes due 2020 (included as Exhibit A to the Form of Ninth Supplemental Indenture) (13)
4.23	Form of Tenth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.50% Notes due 2021(16)

4.24	Form of Global Note relating to the Alcentra Capital Internotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Tenth Supplemental Indenture) (16)
4.25	Form of Eleventh Supplemental Indenture relating to the Alcentra Capital Internotes® 6.50% Notes due 2021(17)
4.26	Form of Global Note relating to the Alcentra Capital Internotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Eleventh Supplemental Indenture) (17)
4.27	Form of Twelfth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.50% Notes due 2021(18)
4.28	Form of Global Note relating to the Alcentra Capital Internotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Twelfth Supplemental Indenture) (18)
4.29	Form of Warrant Certificate and Warrant Agreement(15)
4.30	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock(15)
10.1	Form of Dividend Reinvestment Plan(3)
10.2	Form of Investment Advisory Agreement between the Registrant and Alcentra NY, LLC(3)
10.3	Form of Custodian Agreement between the Registrant and State Street Bank and Trust Company(4)
10.4	Form of Master Administration and Accounting Agreement between the Registrant and State Street Bank and Trust Company(4)
10.5	Form of License Agreement between the Registrant and Alcentra NY, LLC(2)
10.6	Form of Registration Rights Agreement between the Registrant and BNY Mellon-Alcentra Mezzanine III, L.P.(2)
10.7	Form of Senior Secured Revolving Credit Agreement, dated as of May 8, 2014, among the Registrant and ING Capital LLC(4)
10.8	Form of Guarantee, Pledge and Security Agreement, dated as of May 8, 2014, among the Registrant and ING Capital LLC(4)
10.9	Amendment No. 1 to the Senior Revolving Credit Agreement, dated December 19, 2014, by and among the Company as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner(11)
10.10	Incremental Commitment Agreement, dated as of December 19, 2014, by and among the Company, as borrower, the Increasing Lenders party thereto and ING Capital LLC as Administrative Agent and Collateral Agent(11)
10.11	Form of Amendment No. 2 to the Senior Revolving Credit Agreement, to be entered into by and among the Company as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner(6)
10.12	Amendment No. 3 to the Senior Secured Revolving Credit Agreement, dated as of August 11, 2015, by and among the Company as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner(14)
10.13	Incremental Commitment Agreement, dated as of August 11, 2015, by and among the Company, as borrower, the Increasing Lenders party thereto and ING Capital LLC, as Administrative Agent and Collateral Agent(14)
10.14	Form of Selling Agent Agreement, by and among Alcentra Capital Corporation, Alcentra NY, LLC and Incapital LLC(6)
11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report)
12.1	Computation of ratios (included in the notes to the audited financial statements contained in this report).
21.1	Subsidiaries of the Registrant

Alcentra BDC Equity Holdings, LLC — Delaware
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

*	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-194521) filed on March 12, 2014.
(2)	Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-194521) filed on April 9, 2014.
(3)	Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-194521) filed on April 22, 2014.
(4)	Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-194521) filed on May 8, 2014.
(5)	Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on January 14, 2015.
(6)	Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on January 28, 2015.
(7)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on February 12, 2015.
(8)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on February 20, 2015.
(9)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on February 26, 2015.
(10)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on March 5, 2015.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 29, 2014.
(12)	Previously filed in connection with Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on March 5, 2015 and incorporated by reference herein.
(13)	Previously filed in connection with Post-Effective Amendment No. 8 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on April 15, 2015 and incorporated by reference herein.
(14)	Previously filed in connection with the Registrant’s Current Report on Form 8-K, filed on August 12, 2015, and incorporated herein by reference.
(15)	Previously filed in connection with the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-205154) filed on December 21, 2015 and incorporated herein by reference.
(16)	Previously filed in connection with the Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-205154) filed on February 4, 2016 and incorporated herein by reference.
(17)	Previously filed in connection with the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on form N-2 (File No. 333-205154) filed on February 11, 2016 and incorporated herein by reference.
(18)	Previously filed in connection with the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on form N-2 (File No. 333-205154) filed on February 19, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCENTRA CAPITAL CORPORATION
Date: March 9, 2016	/s/ Paul J. Echausse Name: Paul J. Echausse Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 9, 2016	/s/ Paul J. Echausse Paul J. Echausse President and Chief Executive Officer, (Principal Executive Officer)
Date: March 9, 2016	/s/ Ellida McMillan Ellida McMillan Chief Accounting Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: March 9, 2016	/s/ Paul Hatfield Paul Hatfield Director
Date: March 9, 2016	/s/ T. Ulrich Brechbuhl T. Ulrich Brechbuhl Director
Date: March 9, 2016	/s/ Douglas J. Greenlaw Douglas J. Greenlaw Director
Date: March 9, 2016	Rudolph L. Hertlein Director