Form 10-Q
period 2016-03-31
Alcentra Capital Corp
filed 2016-05-06
CIK 1578620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

There were 13,506,257 shares of the Registrant’s common stock outstanding as of May 5, 2016.

ALCENTRA CAPITAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Assets and Liabilities

	As of March 31, 2016 (Unaudited)	As of December 31, 2015
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $209,715,639 and $219,715,263, respectively)	$205,364,448	$221,349,073
Non-controlled, affiliated investments, at fair value (cost of $57,337,290 and $56,426,475, respectively)	62,734,755	59,243,999
Controlled, affiliated investments, at fair value (cost $14,626,269 and $27,289,995, respectively)	14,291,727	15,748,539
Total of portfolio investments, at fair value (cost $281,679,198 and $303,431,733, respectively)	282,390,930	296,341,611
Cash	3,831,847	4,866,972
Dividends and interest receivable	1,431,211	2,607,205
Receivable for investments sold	1,364,550	—
Deferred financing costs	1,960,553	2,183,881
Deferred tax asset	1,213,698	1,382,408
Prepaid expenses and other assets	61,445	113,730
Total Assets	$292,254,234	$307,495,807

Liabilities
Credit facility payable	$42,709,057	$63,504,738
Notes payable (net of deferred note offering costs of $1,280,837 and $1,156,622, respectively)	44,120,163	38,843,378
Other accrued expenses and liabilities	265,435	271,801
Directors’ fees payable	79,000	37,025
Professional fees payable	297,747	481,333
Interest and credit facility expense payable	1,256,030	813,222
Management fee payable	1,289,036	1,302,213
Income-based incentive fees payable	1,487,183	1,081,797
Distributions payable	4,595,700	4,595,700
Unearned structuring fee revenue	803,769	689,577
Income tax liability	782,928	842,812
Total Liabilities	97,686,048	112,463,596

Commitments and Contingencies (Note 12)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,506,257 and 13,516,766 shares issued and outstanding, respectively)	13,506	13,517
Additional paid-in capital	197,470,014	197,652,086
Accumulated net realized gain (loss)	(6,091,534)	2,791,590
Undistributed net investment income	2,139,519	1,130,327
Net unrealized appreciation (depreciation) on investments, net of benefit/(provision) for taxes of $324,949 and $534,813 as of March 31, 2016 and December 31, 2015, respectively	1,036,681	(6,555,309)
Total Net Assets	194,568,186	195,032,211
Total Liabilities and Net Assets	$292,254,234	$307,495,807

Net Asset Value Per Share	$14.41	$14.43

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Operations

	For the three months ended March 31, 2016 (Unaudited)	For the three months ended March 31, 2015 (Unaudited)
Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$5,267,543	$4,157,559
Paid-in-kind interest income from portfolio investments	1,351,088	735,724
Other income from portfolio investments	918,664	659,896
Dividend income from portfolio investments	—	—
From non-controlled, affiliated investments:
Interest income from portfolio investments	910,323	1,219,056
Paid in-kind income from portfolio investments	851,139	611,499
Other income from portfolio investments	105,882	28,358
From controlled, affiliated investments:
Interest income from portfolio investments	381,747	575,980
Paid in-kind income from portfolio investments	160,005	198,781
Other income from portfolio investments	—	37,800
Total investment income	9,946,391	8,224,653

Expenses:
Management fees	1,289,036	1,148,005
Income-based incentive fees	790,727	806,100
Capital gains incentive fees	—	1,001,467
Professional fees	354,002	189,386
Valuation services	70,986	122,905
Interest and credit facility expense	1,308,944	605,888
Amortization of deferred financing costs	264,630	183,487
Directors’ fees	64,923	38,000
Insurance expense	66,610	69,535
Other expenses	131,641	84,173
Total expenses	4,341,499	4,248,946
Waiver of capital gains incentive fees	—	(1,001,467)
Net expenses	4,341,499	3,247,479
Net investment income	5,604,892	4,977,174

Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	1,876,638	254
Non-controlled, affiliated investments	394,733	—
Controlled, affiliated investments	(11,154,495)	—
Net realized gain (loss) from portfolio investments	(8,883,124)	254
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(5,985,001)	(1,123,914)
Non-controlled, affiliated investments	2,579,941	1,396,274
Controlled, affiliated investments	11,206,914	(95,573)
Net change in unrealized appreciation (depreciation) from portfolio investments	7,801,854	176,787
Benefit/(Provision) for taxes on unrealized gain on investments	(209,864)	(162,324)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	(1,291,134)	14,717
Net Increase in Net Assets Resulting from Operations	$4,313,758	$4,991,891

Basic and diluted:
Net investment income per share	$0.41	$0.37
Earnings per share	$0.32	$0.37
Weighted Average Shares of Common Stock Outstanding	13,515,498	13,516,766
Dividends declared per common share	$0.340	$0.340

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Changes in Net Assets

	For the three months ended March 31, 2016 (Unaudited)	For the three months ended March 31, 2015 (Unaudited)

Increase (decrease) in net assets resulting from operations
Net investment income	$5,604,892	$4,977,174
Net realized gain (loss) on investments	(8,883,124)	254
Net change in unrealized appreciation (depreciation) on investments	7,801,854	176,787
Benefits/(Provision) for taxes on unrealized gain on investments	(209,864)	(162,324)
Net increase (decrease) in net assets resulting from operations	4,313,758	4,991,891

Capital transactions
Offering costs	(66,255)	(31,168)
Repurchase of common stock (10,509 and 0 shares, respectively)	(115,828)	—
Net increase (decrease) in net assets resulting from capital transactions	(182,083)	(31,168)

Distributions to shareholders from:
Net investment income	(4,595,700)	(4,595,700)
Realized gains	—	—
Total distributions to shareholders	(4,595,700)	(4,595,700)

Total increase (decrease) in net assets	(464,025)	365,023

Net assets at beginning of period	195,032,211	200,989,308
Net assets at end of period [including Accumulated net investment income of $2,133,252 and $593,320, respectively]	$194,568,186	$201,354,331

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Cash Flows

	For the three months ended March 31, 2016 (Unaudited)	For the three months ended March 31, 2015 (Unaudited)
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$4,313,758	$4,991,891

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from portfolio investments	8,883,124	(254)
Net change in unrealized (appreciation) depreciation of portfolio investments	(7,801,854)	(176,787)
Deferred tax asset	168,710	—
Deferred tax liability	—	159,983
Paid in-kind interest income from portfolio investments	(2,362,232)	(1,546,004)
Accretion of discount on debt securities	(99,533)	(208,115)
Purchases of portfolio investments	(30,178,654)	(21,982,468)
Net proceeds from sales/return of capital of portfolio investments	45,509,830	15,519,311
Amortization of deferred financing costs	264,630	183,487
(Increase) decrease in operating assets:
Dividends and interest receivable	1,175,994	655,120
Receivable for investments sold	(1,364,550)	4,753
Deferred note offering costs	—	(201,899)
Prepaid expenses and other assets	52,285	55,183
Increase (decrease) in operating liabilities:
Payable for investments purchased	—	(8,717)
Other accrued expenses and liabilities	(6,366)	(359,853)
Directors' fees payable	41,975	(47,692)
Professional fees payable	(183,586)	(47,077)
Interest and credit facility expense payable	442,808	(61,783)
Management fee payable	(13,177)	532,337
Income-based incentive fees payable	405,386	806,100
Unearned structuring fee revenue	114,192	(22,958)
Income tax	(59,884)	(43,582)
Net cash provided by (used in) operating activities	19,302,856	(1,799,024)

Cash Flows from Financing Activities
Financing costs paid	(41,302)	—
Offering costs paid	(190,470)	(56,911)
Proceeds from credit facility payable	16,500,000	52,531,684
Repayments of credit facility payable	(37,295,681)	(58,076,348)
Proceeds from notes payable	5,401,000	5,936,000
Distributions paid to shareholders	(4,595,700)	(4,595,700)
Repurchase of common stock	(115,828)	—
Net cash used in financing activities	(20,337,981)	(4,261,275)
Decrease in cash and cash equivalents	(1,035,125)	(6,060,299)
Cash at beginning of period	4,866,972	10,022,617
Cash and Cash Equivalents at End of Period	$3,831,847	$3,962,318

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$866,136	$544,105
Accrued offering costs	$2,485	$5,944
Accrued distributions payable	$4,595,700	$4,595,700

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments

As of March 31, 2016

(Unaudited)

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 105.55%

Senior Secured - First Lien — 35.05%

A2Z Wireless Holdings, Inc. (2)	Telecommunications	LIBOR + 9.0% Cash	1.00%	1/15/2021	15,000,000	$14,850,000	$15,000,000	7.71%
Aphena Pharma Solutions (3)	Packaging	8.50% Cash, 2.0% PIK		3/3/2019	3,811,832	3,811,832	3,811,832	1.96%
Black Diamond Rentals	Oil & Gas Services	12% Cash, 5.0% PIK		7/8/2018	13,293,406	13,293,406	10,156,000	5.22%
IGT (2)	Industrial Services	LIBOR + 9.25% Cash	1.00%	12/10/2019	9,145,547	9,061,288	9,158,000	4.70%
NTI Holding, LLC (2)	Telecommunications	LIBOR + 8.0% Cash	1.00%	3/30/2021	7,446,250	7,371,787	7,446,250	3.83%
NWN Corporation (2)	Technology & IT	LIBOR + 9.0% Cash	1.00%	10/16/2020	4,937,500	4,838,750	4,937,500	2.54%
Stancor, Inc. (2)	Wholesale/Distribution	LIBOR + 8.0%	0.75%	8/19/2019	5,981,818	5,981,818	5,981,818	3.07%
Superior Controls, Inc. (4)	High Tech Industries	LIBOR + 8.75%	1.00%	3/20/2021	10,500,000	10,500,000	10,500,000	5.40%
Triton Technologies (3)	Call Center Services	8.50% Cash, 2.0% PIK		10/23/2018	1,200,000	1,189,538	1,200,000	0.62%
Total Senior Secured - First Lien						70,898,419	68,191,400	35.05%
Senior Secured - Second Lien — 36.60%

Alpine Waste (2)	Waste Services	LIBOR + 9.0% Cash, 0.5% PIK	1.00%	12/30/2020	11,061,648	$11,061,648	$11,061,648	5.68%
Bioventus (2)	Healthcare: Orthopedic Products	LIBOR + 10.0% Cash	1.00%	4/10/2020	12,000,000	11,821,273	12,000,000	6.17%
Conisus LLC (2)	Media: Advertising, Printing & Publishing	LIBOR + 10.25% Cash	1.00%	6/23/2021	11,750,000	11,750,000	11,750,000	6.04%
Graco Supply Company	Aerospace	12% Cash		3/17/2021	4,000,000	4,000,000	4,000,000	2.06%
Medsurant Holdings, LLC	Healthcare Services	12.25% Cash		6/18/2021	6,200,000	6,138,000	6,200,000	3.19%
My Alarm Center, LLC (2)	Security	LIBOR + 11.0% Cash	1.00%	7/9/2019	9,500,000	9,500,000	9,500,000	4.88%
Nation Safe Drivers (NSD) (2)	Automotive Business Services	LIBOR + 8.0%	2.00%	9/29/2020	11,721,154	11,721,154	11,721,154	6.02%
Xpress Global Systems, LLC (2)	Transportation Logistics	LIBOR + 10.5%, 2% PIK	1.00%	4/10/2020	5,413,605	4,981,367	4,981,367	2.56%
Total Senior Secured - Second Lien						70,973,442	71,214,169	36.60%
Senior Subordinated — 19.50%

GST Autoleather	Automotive Business Services	11% Cash, 2.0% PIK		1/11/2021	8,284,499	$8,284,499	$8,284,499	4.26%
Media Storm, LLC	Media & Entertainment	10% Cash		8/28/2019	2,454,545	2,454,545	2,454,545	1.26%
Pharmalogic Holdings Corp.	Healthcare Services	12% Cash		9/1/2021	17,200,000	17,200,000	17,200,000	8.84%
Radiant Logistics (2)	Transportation Logistics	LIBOR + 9.5% Cash	1.00%	4/2/2021	10,000,000	10,000,000	10,000,000	5.14%
Total Senior Subordinated						37,939,044	37,939,044	19.50%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of March 31, 2016

(Unaudited)

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Equity/Other — 14.40%

City Carting Holding Company, Inc., Series A Preferred Shares (5)	Waste Services	22% PIK		6/1/2016	10,077,836	$10,077,836	$10,077,836	5.18%
Series B Preferred Shares (5)		18% PIK		6/1/2016	4,865,746	4,865,746	3,364,999	1.73%
						14,943,582	13,442,835	6.91%
Dentistry For Children, Inc., Class A-1 Units(6)	Healthcare Services				2,000,000	2,203,000	4,230,000	2.17%
IGT, Preferred Shares	Industrial Services	11% PIK			1,110,922	1,110,922	—	—
Common Shares(6)					44,000	44,000	—	—
						1,154,922	—	—
Media Storm, LLC, Preferred Shares(6)	Media & Entertainment				1,216,204	2,346,964	1,037,000	0.53%
NTI Holding, LLC Common Shares(6)	Telecommunications				350,000	350,000	793,000	0.41%
Response Team Holdings LLC, Preferred Shares	Restoration Services	12% PIK		3/28/2019	3,017,266	3,017,266	4,722,000	2.43%
Warrants(6)					5	—	—	—
						3,017,266	4,722,000	2.43%
Superior Controls, Inc., Preferred Shares(6)	High Tech Industries				400,000	400,000	400,000	0.21%
Wholesome Sweeteners, Inc., Common Shares(6)	Food & Beverage				5,000	5,000,000	3,217,000	1.65%
Xpress Global Systems, LLC, Warrants(6)	Transportation Logistics				489,000	489,000	178,000	0.09%
Total Equity/Other						29,904,734	28,019,835	14.40%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						209,715,639	205,364,448	105.55%
Investments in Non-Controlled, Affiliated Portfolio Companies — 32.24%*

Senior Secured - First Lien — 1.66%

Show Media, Inc.	Media & Entertainment	5.5% Cash, 5.5% PIK		8/10/2017	4,039,661	$3,857,169	$3,234,000	1.66%
Total Senior Secured - First Lien						3,857,169	3,234,000	1.66%
Senior Secured - Second Lien — 4.11%

Southern Technical Institute, Inc. (2)	Education	LIBOR + 8.0% Cash, 4% PIK	1.00%	12/2/2020	7,992,912	$7,992,912	$7,992,912	4.11%
Total Senior Secured - Second Lien						7,992,912	7,992,912	4.11%
Senior Subordinated — 16.36%

ACT Lighting	Wholesale	12% Cash, 2% PIK		7/24/2019	8,549,739	$8,422,556	$8,936,000	4.59%
		8% PIK		7/24/2020	2,004,054	1,861,013	3,368,000	1.73%
						10,283,569	12,304,000	6.32%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of March 31, 2016

(Unaudited)

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Battery Solutions, Inc.	Environmental/Recycling Services	6% Cash, 8% PIK		12/20/2018	2,086,818	$2,086,818	$2,086,818	1.07%
DBI Holding, LLC	Infrastructure Maintenance	12% Cash, 4% PIK		9/6/2019	9,124,112	9,124,112	9,124,112	4.69%
		16% PIK		9/6/2019	8,785,877	8,420,688	8,327,000	4.28%
						17,544,800	17,451,112	8.97%
Total Senior Subordinated						29,915,187	31,841,930	16.36%
Equity/Other — 10.11%

ACT Lighting, Warrants (6)	Wholesale			7/24/2019	143,000	$143,000	$1,500,000	0.77%
Battery Solutions, Inc., Class A Units(6)	Environmental/Recycling Services				5,000,000	1,058,000	523,000	0.27%
Class E Units		8% PIK		12/20/2018	3,591,635	3,591,635	3,591,635	1.84%
						4,649,635	4,114,635	2.11%
DBI Holding, LLC, Warrants(6)	Infrastructure Maintenance			3/6/2024	519,412	519,412	8,399,000	4.32%
Show Media, Inc., Units(6)	Media & Entertainment				4,092,210	3,747,428	—	—
Southern Technical Institute, Inc., Class A Units(6)	Education				3,164,063	2,167,000	1,417,000	0.73%
Preferred Shares		15.75% PIK			4,235,280	4,124,280	4,124,278	2.12%
Warrants(6)				3/30/2026	111,000	111,000	111,000	0.06%
					110,267	110,267	—	—
						6,512,547	5,652,278	2.91%
Total Equity/Other						15,572,022	19,665,913	10.11%
Total Investments in Non-Controlled, Affiliated Portfolio Companies						57,337,290	62,734,755	32.24%
Investments in Controlled, Affiliated Portfolio Companies — 7.35%**

Senior Secured - First Lien — 6.59%

FST Technical Services, LLC	Technology & Telecom	12% Cash, 5% PIK		11/18/2018	12,819,727	$12,819,727	$12,819,727	6.59%
Total Senior Secured - First Lien						12,819,727	12,819,727	6.59%
Equity/Other — 0.76%

FST Technical Services, LLC, Common Shares	Technology & Telecom	9% PIK			1,750,000	$1,806,542	$1,472,000	0.76%
Total Equity/Other						1,806,542	1,472,000	0.76%
Total Investments in Controlled, Affiliated Portfolio Companies						14,626,269	14,291,727	7.35%
Total Investments						281,679,198	282,390,930	145.14%
Liabilities In Excess Of Other Assets							(87,822,744)	(45.14%)
Net Assets							$194,568,186	100.00%

*	Denotes investments in which the Partnership is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2016 in these affiliated investments are as follows:

	Fair Value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	March 31,
Name of Issuers	2015	Addition	Reductions	Other Income	2016
ACT Lighting	$12,753,733	$-	$-	$353,889	$13,804,000
Battery Solutions, Inc.	6,095,154	-	-	143,759	6,201,453
DBI Holding, LLC	22,894,780	-	-	727,115	25,850,112
Show Media, Inc.	3,610,000	-	-	137,548	3,234,000
Southern Technical Institute, Inc.	13,890,332	-	-	505,033	13,645,190
	$59,243,999	$-	$-	$1,867,344	$62,734,755

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of March 31, 2016

(Unaudited)

**	Denotes investments in which the Partnership is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2016 in these affiliated and controlled investments are as follows:

	Fair value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	March 31,
Name of Issuers	2015	Addition	Reductions	Other income	2016
The DRC Group	$1,804,817	$133,333	$1,802,569	$(4,525)	$-
FST Technical Services, LLC	13,943,722	-	-	546,277	14,291,727
	$15,748,539	$133,333	$1,802,569	$541,752	$14,291,727

***	Pledged as collateral under the Credit Facility with ING Capital LLC.
(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.
(2)	The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.
(3)	The investments are portfolio companies of Enhanced Equity Fund, L.P. ("EEF"). EEF has guaranteed the portfolio company's obligations to the company pursuant to this investment.
(4)	The investment has an unfunded commitment as of March 31, 2016 which is excluded from the presentation (see Note 12).
(5)	City Carting Holding Company, Inc. is in the process of exploring strategic alternatives. As a result, maturity dates of Preferred Shares have been extended to June 1, 2016.
(6)	Non-income producing security.

Abbreviation Legend

PIK -Payment-In-Kind

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

March 31, 2016

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

2.         Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and have been omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments considered necessary for the fair presentation of financial statements for the interim periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2016.

The accounting records of the Company are maintained in United States dollars.

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

Cash – At March 31, 2016, cash balances totaling $3.8 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.

Deferred Financing Costs – Deferred financing costs consist of fees and expenses paid in connection with the credit facility (as defined in Note 10) and are capitalized at the time of payment. These costs are amortized using the straight line method, which approximate the effective interest method over the term of the Credit Facility.

Deferred Note Offering Costs – Deferred Note Offering costs consist of fees and expenses paid in connection with the series of Senior Securities issued (as defined in Note 9) and are capitalized at this time as these fees and expenses were incurred before the issuance commenced. These costs are amortized using the straight line method, which approximate the effective interest method over the term of the Notes.

Valuation of Portfolio Investments – Portfolio investments are carried at fair value as determined by the Board of Directors (the ‘‘Board’’) of Alcentra.

The methodologies used in determining these valuations include:

(1) Preferred shares/membership units and common shares/membership units

In determining estimated fair value for common shares/membership units and preferred shares, the Company makes assessments of the methodologies and value measurements which market participants would use in pricing comparable investments, based on market data obtained from independent sources as well as from the Company’s own assumptions and taking into account all material events and circumstance which would affect the estimated fair value of such investments. Several types of factors, circumstances and events could affect the estimated fair value of the investments. These include but are not limited to the following:

(i) Any material changes in the (a) competitive position of the portfolio investment, (b) legal and regulatory environment within which the portfolio investment operates, (c) management or key managers of the portfolio investment, (d) terms and/or cost of financing available to the portfolio investment, and (e) financial position or operating results of the investment; (ii) pending disposition by the Company of all or a major portfolio investments; and (iii) sales prices of recent public or private transactions in identical or comparable investments.

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

Valuation techniques are applied consistently from period to period, except when circumstances warrant a change to a different valuation technique that will provide a better estimate of fair value. The valuation process begins with each investment being initially valued by the investment professionals of the Company or its Adviser. Preliminary valuation conclusions are then documented and discussed with senior investment professional of the Company, its Adviser. The Investment Committee reviews the valuation of the investment professionals and then determines the fair value of each investment in good faith based on the input of the investment professionals.

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

Investments – Investment security transactions are accounted for on a trade date basis. Cost of portfolio investments represents the actual purchase price of the securities acquired including capitalized legal, brokerage and other fees as well as the value of interest and dividends received in-kind and the accretion of original issue discounts. Fees may be charged to the issuer by the Company in connection with the origination of a debt security financing. Such fees are reflected as a discount to the cost of the portfolio security and the discount is accreted into income over the life of the related debt security.

Original Issue Discount – When the Company receives warrants with a nominal or discounted exercise price upon origination of a debt or preferred stock investment, a portion of the cost basis is allocated to the warrants. When the investment is made concurrently with the sale of a substantial amount of equity, the value of the warrants is based on the sales price. The value of the warrants is recorded as original issue discount (“OID”) to the value of the debt or preferred stock investment and the OID is amortized over the life of the investment.

Interest and Dividend Income – Interest is recorded on the accrual basis to the extent that the Company expects to collect such amounts. The Company accrues paid in-kind interest (“PIK”) by recording income and an increase to the cost basis of the related investments. Dividend income is recorded on ex-dividend date. Dividends in-kind are recorded as an increase in cost basis of investments and as income.

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were no non-accrual investments as of March 31, 2016 and December 31, 2015.

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

Alcentra BDC Equity Holdings LLC has elected to be a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three months ended March 31, 2016 and March 31, 2015, we recognized a provision for income tax on unrealized gain on investments of $(0.2) million and $(0.2) million, respectively, for the Taxable Subsidiaries. As of March 31, 2016 and December 31, 2015, $0 million and $0 million, respectively, was included in the deferred tax liability on the Consolidated Statements of Assets and Liabilities.

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

Recently Issued Accounting Standards – In April 2015, FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company adopted this guidance as of March 31, 2016. The new guidance will be applied retrospectively to each prior period presented.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB's fair value measurement guidance. Public companies are required to apply ASU 2015-07 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company has evaluated the impact of ASU 2015-07 on its consolidated financial statements and determined that the adoption of ASU 2015-07 has not had a material impact on our consolidated financial statements

3.        Fair Value of Portfolio Investments

The Company accounts for its investments in accordance with FASB Accounting Standards Codification Topic 820 (“ASC Topic 820”), Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value. ASC Topic 820 established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring investments at fair value.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories (from highest to lowest) based on inputs:

Level 1 – Quoted prices (unadjusted) are available in active markets for identical investments that the Company has the ability to access as of the reporting date. The type of investments which would generally be included in Level 1 includes listed equity securities and listed derivatives. As required by ASC Topic 820, the Company, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Level 2 – Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies.

Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation by the Company. The types of investments which would generally be included in this category include debt and equity securities issued by private entities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following tables summarize the levels in the fair value hierarchy into which the Company’s financial instruments are categorized as of March 31, 2016 and December 31, 2015.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2016 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$—	$—	$84,245,127	$84,245,127
Senior Secured - Second Lien	—	—	79,207,081	79,207,081
Subordinated Debt	—	—	69,780,974	69,780,974
Equity/Other	—	—	49,157,748	49,157,748
Total Investments	$—	$—	$282,390,930	$282,390,930

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2015 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$—	$—	$88,453,325	$88,453,325
Senior Secured - Second Lien	—	—	83,266,558	83,266,558
Subordinated Debt	—	—	80,458,554	80,458,554
Equity/Other	—	—	44,163,174	44,163,174
Total Investments	$—	$—	$296,341,611	$296,341,611

The changes in investments classified as Level 3 are as follows for the three months ended March 31, 2016 and March 31, 2015.

As of March 31, 2016:	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2016	$88,453,325	$83,266,558	$80,458,554	$44,163,174	$296,341,611
Amortized discounts/premiums	31,666	34,919	32,948	-	99,533
Paid in-kind interest	663,162	208,399	642,202	848,469	2,362,232
Net realized gain (loss)	(5,332,824)	11,657	-	(3,561,957)	(8,883,124)
Net change in unrealized appreciation (depreciation)	1,023,601	(10,422)	1,827,063	4,961,612	7,801,854
Purchases	26,487,603	-	1,700,000	6,226,331	34,413,934
Sales/Return of capital	(27,081,406)	(4,304,030)	(14,879,793)	(3,479,881)	(49,745,110)
Balance as of March 31, 2016	$84,245,127	$79,207,081	$69,780,974	$49,157,748	$282,390,930

Net change in unrealized appreciation(depreciation) from investments still held as of March 31, 2016	$(3,442,741)	$(10,422)	$1,827,063	$2,238,831	$612,731

As of March 31, 2015:	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2015	$97,395,708	$46,748,798	$54,986,207	$51,343,141	$250,473,854
Amortized discounts/premiums	152,334	27,317	28,464	-	208,115
Paid in-kind interest	195,638	11,375	680,074	658,917	1,546,004
Net realized gain (loss)	254	-	-	-	254
Net change in unrealized appreciation (depreciation)	2,509,918	(27,317)	111,102	(2,256,916)	336,787
Purchases	12,251,590	5,547,356	-	4,183,522	21,982,468
Sales/Return of capital	(7,519,311)	-	-	-	(7,519,311)
Transfers in	-	-	-	-	-
Transfers out	-	-	-	-	-
Balance as of March 31, 2015	$104,986,131	$52,307,529	$55,805,847	$53,928,664	$267,028,171

Net change in unrealized appreciation(depreciation) from investments still held as of March 31, 2015	$2,407,882	$(27,317)	$111,102	$(2,699,916)	$(208,249)

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016:

	Fair Value at			Range
Assets at Fair Value	March 31, 2016	Valuation Technique	Unobservable Input	Of Inputs	Weighted Average

Senior Secured - First Lien	$84,245,127	Yield to Maturity	Comparable Market Rate	8.75% - 17.0%	11.86%

Senior Secured - Second Lien	$79,207,081	Yield to Maturity	Comparable Market Rate	9.7% - 14.8%	11.66%

Senior Subordinated	$69,780,974	Yield to Maturity	Comparable Market Rate	8.0% - 26.2%	13.50%

Preferred Ownership	$28,789,748	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.00x – 13.00x	8.12	X

Common Ownership/Common Warrants	$20,368,000	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.00x – 13.00x	9.68	X

Total	$282,390,930

As of December 31, 2015:

	Fair Value at			Range
Assets at Fair Value	December 31, 2015	Valuation Technique	Unobservable Input	of Inputs	Weighted Average

Senior Secured - First Lien	$88,453,325	Yield to Maturity	Comparable Market Rate	8.75% - 17.0%	12.29%

Senior Secured - Second Lien	$83,266,558	Yield to Maturity	Comparable Market Rate	10.0% - 13.5%	11.28%

Senior Subordinated	$80,458,554	Yield to Maturity	Comparable Market Rate	8.0% - 26.2%	13.80%

Preferred Ownership	$20,810,175	Market Approach	Enterprise Value/ LTM EBITDA Multiple	6.84x - 8.06x	7.45	X

Common Ownership/ Common Warrants	$23,352,999	Market Approach	Enterprise Value/ LTM EBITDA Multiple	8.97x - 9.14x	9.05	X

Total	$296,341,611

4.       Share Transactions/Partners’ Capital

On January 18, 2016, the Board of Directors approved a $5.0 million open market stock repurchase program. Pursuant to the program, we are authorized to repurchase up to $5.0 million in the aggregate of our outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic conditions, stock price, applicable legal and regulatory requirements and other factors. The open market stock repurchase program will be in effect until the earlier of (i) January 18, 2017 or (ii) the repurchase of $5.0 million of the Company’s common stock. The program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.

The following table sets forth the number of shares of common stock repurchased by the Company under its share repurchase program for the three months ended March 31, 2016:

Repurchase Date	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 16, 2016	1,803	$10.8452	$19,626
March 18, 2016	3,300	$10.7700	35,673
March 21, 2016	1,935	$10.9995	21,361
March 23, 2016	3,471	$11.2444	39,168
	10,509		$115,828

For the three months ended March 31, 2015 there was no common stock repurchased.

5.      Distributions

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

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock for the three months ended March 31, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
March 7, 2016	March 31, 2016	April 7, 2016	$0.340

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock for the three months ended March 31, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
March 10, 2015	March 31, 2015	April 6, 2015	$0.340

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

6.       Related Party Transactions

Management Fee

Under the Investment Advisory Agreement, the Company has agreed to pay Alcentra NY an annual base management fee based on its gross assets as well as an incentive fee based on its performance. The base management fee is calculated at an annual rate as follows: 1.75% of its gross assets (i.e., total assets held before deduction of any liabilities), including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such as investments in U.S. Treasury Bills), if its gross assets are below $625 million; 1.625% if its gross assets are between $625 million and $750 million; and 1.5% if its gross assets are greater than $750 million. The various management fee percentages (i.e. 1.75%, 1.625% and 1.5%) would apply to the Company’s entire gross assets in the event its gross assets exceed the various gross asset thresholds. The base management fee will be payable quarterly in arrears and shall be calculated based on the average value of the Company’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters.

The incentive fee consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of the Company’s ‘‘pre-incentive fee net investment income’’ for the immediately preceding quarter, subject to a hurdle rate of 2% per quarter (8% annualized), and is subject to a ‘‘catch-up’’ feature. The second part is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date) and equals 20% of our aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable for administrative services under the Investment Advisory Agreement, and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest). Pre-incentive fee net investment income excludes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income until the Company has received such income in cash.

For the three months ended March 31, 2016, the Company recorded expenses for base management fees of $1,289,036, of which $0 was waived by the Adviser and $1,289,036 was payable at March 31, 2016. For the three months ended March 31, 2015, the Company recorded expenses for base management fees of $1,148,005, of which $0 was waived by the Adviser and $1,148,005 were payable at March 31, 2015.

The Adviser agreed to waive its fees (base management and incentive fee), without recourse against or reimbursement by the Company, through the quarter ended June 30, 2015 and to the extent required in order for us to earn a quarterly net investment income to maintain a targeted dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis). For the three months ended March 31, 2016 and March 31, 2015, the Company incurred incentive fees of $790,727 and $1,807,567, respectively, of which $0 and $1,001,467 was waived by the Adviser and $1,487,183 and $806,100 was payable at March 31, 2016 and March 31, 2015, respectively.

For the three months ended March 31, 2016 and March 31, 2015, the Company recorded waivers of management and incentive fees which totaled $0 and $1,001,467, respectively.

7.      Directors Fees

The independent directors of the Company each receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person each board of directors meeting and $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting telephonically. They also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee, the nominating and corporate governance committee and the compensation committee will receive an annual fee of $10,000, $5,000 and $5,000, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of its directors and officers.

For the three months ended March 31, 2016 and March 31, 2015 the Company recorded directors' fee expense of $64,923 and $38,000, respectively, of which $79,000 and $38,000 was payable at March 31, 2016 and March 31, 2015, respectively.

8.      Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the three months ended March 31, 2016 and March 31, 2015.

	For the Three Months Ended March 31,
	2016	2015
Investment purchases, at cost (including PIK interest and dividends)	$32,540,886	$23,528,472
Investment sales, proceeds (including Principal payments/paydown proceeds)	45,509,830	15,519,311

9.       Alcentra Capital InterNotes®

On January 30, 2015, the Company entered into a Selling Agent Agreement with Incapital LLC, as purchasing agent for our issuance of $40.0 million of Alcentra Capital InterNotes®. On January 25, 2016, the Company entered into an additional Selling Agent Agreement with Incapital LLC, as purchasing agent for the Company’s issuance of up to $15 million of Alcentra Capital InterNotes®.

These notes are direct unsecured obligations and each series of notes will be issued by a separate trust (administered by U.S. Bank). These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

During the three months ended March 31, 2016, the Company issued $5.4 million in aggregate principal amount of the Alcentra Capital InterNotes® for net proceeds of $5.3 million. These notes were issued with a stated interest rate of 6.50%. These notes mature on February 15, 2021. For the three months ended March 31, 2016, the Company borrowed an average of $43.1 million with a weighted average interest rate of 6.43%.

The following table summarizes the Alcentra Capital InterNotes® issued and outstanding during the three months ended March 31, 2016.

Tenor at	Principal	Interest
Origination	Amount	Rate
(in years)	(000’s omitted)	Range	Maturity Date Range
7	$1,331	6.50%	January 15, 2022
5	2,055	6.375%	February 15, 2020
5	1,000	6.375%	February 15, 2020
5	1,050	6.375%	February 15, 2020
5	2,165	6.50%	February 15, 2021
5	2,688	6.50%	February 15, 2021
5	548	6.50%	February 15, 2021
5	500	6.375%	March 15, 2020
5	124	6.375%	April 15, 2020
7	87	6.75%	April 15, 2022
5	17,000	6.25%	April 15, 2020
5	16,853	6.50%	April 15, 2020
	$45,401

During the three months ended March 31, 2016, we redeemed $0 aggregate principal amount of our Alcentra Capital InterNotes®. The net proceeds of this offering were used to repay outstanding indebtedness under the Credit Facility.

In connection with the issuance of the Alcentra Capital InterNotes®, we incurred $0.89 million of fees which are being amortized over the term of the notes and are included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of March 31, 2016. During the three months ended March 31, 2016 we recorded $0.75 million of interest costs and amortization of offering costs on the Alcentra Capital InterNotes® as interest expense.

10.      Credit Facility/Line of Credit

On May 8, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital LLC (“ING”), as administrative agent, collateral agent and lender to provide liquidity in support of its investment and operational activities. The Credit Facility has an initial commitment of $80 million with an accordion feature that allows for an increase in the total commitments up to $160 million, subject to certain conditions and the satisfaction of specified financial covenants. The Credit Facility was amended on August 11, 2015 to increase the accordion feature to allow for a future increase of the total commitments up to $250 million, subject to satisfaction of certain conditions at the time of any such future increase. As amended, the Credit Facility has a maturity date of August 11, 2020 and bears interest, at our election, at a rate per annum equal to (i) 2.25% plus the highest of a prime rate, the Federal Funds rate plus 0.5%, three month LIBOR plus 1%, and zero or (ii) 3.25% plus the one, three or six month LIBOR rate, as applicable.

On March 2, 2016, we amended certain provisions of the Credit Facility relating to the treatment of approximately $38.6 million in aggregate principal amount of outstanding InterNotes that mature prior to the Credit Facility. Among other things, the amendments to the Credit Facility provide that, in the nine-month period prior to the maturity of these particular InterNotes, which mature between February 15 and April 15, 2020, our ability to borrow under the Credit Facility will be reduced by and in the amount of such InterNotes still outstanding during such time. The Credit Facility is secured primarily by the Company’s assets. Costs of $0 were incurred in connection with obtaining and amending the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility.

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

The Company has made customary representations and warranties and is required to comply with various covenants and reporting requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2016, the Company was in compliance in all material respects with the terms of the Credit Facility.

As of March 31, 2016 and December 31, 2015, the Company had United States dollar borrowings of $42.7 million and $63.5 million outstanding under the Credit Facility, respectively. For the three months ended March 31, 2016 and March 31, 2015, the Company borrowed an average of $55.2 million and $55.9 million, respectively, with a weighted average interest rate of 3.76% and 4.03%, respectively.

11.       Market and Other Risk Factors

At March 31, 2016, the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is concentrated in the twenty-five industries listed in Note 13. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

Economic conditions in 2016 continued to impact revenues and operating cash flows for most businesses and continued to impact the lending markets, leaving many businesses unable to borrow or refinance debt obligations. These restrictions on obtaining available financing, coupled with the continuing economic slowdown, have resulted in a low volume of purchase and sale transactions across all industries, which have limited the amount of observable inputs available to the Company in estimating the fair value of the Company’s investments. The Company estimates the fair value of investments for which observable market prices in active markets do not exist based on the best information available, which may differ significantly from values that would have otherwise been used had a ready market for the investments existed and the differences could be material.

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

12.       Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. In addition, the Company has agreed to indemnify its officers, directors, employees, agents or any person who serves on behalf of the Company from any loss, claim, damage, or liability which such person incurs by reason of his performance of activities of the Company, provided they acted in good faith. The Company expects the risk of loss related to its indemnifications to be remote.

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2016 and December 31, 2015, the Company had $2.0 million and $1.0 million in unfunded commitments under loan and financing agreements, respectively. As of March 31, 2016 and December 31, 2015, the Company’s unfunded commitment under loan and financing agreements are presented below.

	As of
	March 31, 2016	December 31, 2015

A2Z Wireless Holdings, Inc.	$-	$1,004,270
Superior Controls, Inc.	2,000,000	-
Total	$2,000,000	$1,004,270

13.      Classification of Portfolio Investments

As of March 31, 2016, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$25,541,000	$27,630,000	14.20%
Infrastructure Maintenance	18,064,212	25,850,112	13.29%
Waste Services	26,005,230	24,504,483	12.59%
Telecommunications	22,571,787	23,239,250	11.94%
Automotive Business Services	20,005,653	20,005,653	10.28%
Transportation Logistics	15,470,367	15,159,367	7.79%
Technology & Telecom	14,626,269	14,291,727	7.35%
Wholesale	10,426,569	13,804,000	7.09%
Education	14,505,459	13,645,190	7.01%
Healthcare: Orthopedic Products	11,821,273	12,000,000	6.17%
Media: Advertising, Printing & Publishing	11,750,000	11,750,000	6.04%
High Tech Industries	10,900,000	10,900,000	5.60%
Oil & Gas Services	13,293,406	10,156,000	5.22%
Security	9,500,000	9,500,000	4.88%
Industrial Services	10,216,210	9,158,000	4.71%
Media & Entertainment	12,406,106	6,725,545	3.46%
Environmental/Recycling Services	6,736,453	6,201,453	3.19%
Wholesale/Distribution	5,981,818	5,981,818	3.07%
Technology & IT	4,838,750	4,937,500	2.54%
Restoration Services	3,017,266	4,722,000	2.43%
Aerospace	4,000,000	4,000,000	2.06%
Packaging	3,811,832	3,811,832	1.96%
Food & Beverage	5,000,000	3,217,000	1.65%
Call Center Services	1,189,538	1,200,000	0.62%
Total	$281,679,198	$282,390,930	145.14%
Geographic Region
South	$75,936,229	$69,097,344	35.51%
Eastern	59,429,121	64,466,310	33.13%
South East	38,073,738	41,673,199	21.42%
Mid West	37,592,739	37,725,202	19.39%
West	29,092,814	28,099,648	14.44%
North East	16,928,288	17,037,500	8.76%
South West	14,626,269	14,291,727	7.35%
North West	10,000,000	10,000,000	5.14%
Total	$281,679,198	$282,390,930	145.14%
Investment Type
Senior Secured - First Lien	$87,575,315	$84,245,127	43.30%
Senior Secured - Second Lien	78,966,354	79,207,081	40.71%
Senior Subordinated	67,854,231	69,780,974	35.86%
Equity/Other	47,283,298	49,157,748	25.27%
Total	$281,679,198	$282,390,930	145.14%

*Fair value as a percentage of Net Assets

As of December 31, 2015, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$38,677,488	$40,672,488	20.85%
Infrastructure Maintenance	17,611,477	22,894,780	11.74%
Waste Services	23,743,476	22,743,634	11.66%
Automotive Business Services	19,963,981	19,963,981	10.24%
Telecommunications	17,829,891	18,825,219	9.65%
Transportation Logistics	15,475,386	15,475,386	7.93%
Technology & Telecom	14,466,264	13,943,722	7.15%
Education	14,338,600	13,890,332	7.12%
Restoration Services	12,830,771	13,232,437	6.78%
Oil & Gas Services	13,127,489	13,127,489	6.73%
Wholesale	10,330,768	12,753,733	6.54%
Healthcare: Orthopedic Products	11,810,851	12,000,000	6.15%
Media: Advertising, Printing & Publishing	11,750,000	11,750,000	6.02%
Industrial Services	10,203,840	10,068,757	5.16%
Security	9,500,000	9,500,000	4.87%
High Tech Industries	5,168,000	7,007,913	3.59%
Media & Entertainment	12,323,985	6,860,544	3.53%
Environmental/Recycling Services	6,623,154	6,095,154	3.13%
Wholesale/Distribution	5,981,818	5,981,818	3.07%
Technology & IT	4,869,375	4,968,750	2.55%
Aerospace	4,000,000	4,000,000	2.05%
Packaging	3,792,657	3,792,657	1.94%
Food & Beverage	5,000,000	3,788,000	1.94%
Disaster Recovery Services	12,823,731	1,804,817	0.93%
Call Center Services	1,188,731	1,200,000	0.62%
Total	$303,431,733	$296,341,611	151.94%
Geographic Region
South East	$78,199,153	$80,722,968	41.39%
Eastern	51,779,326	54,523,091	27.95%
South	67,214,814	54,400,549	27.89%
West	34,068,929	34,419,331	17.65%
Mid West	32,695,872	33,163,200	17.00%
South West	18,466,264	17,943,722	9.20%
North East	11,007,375	11,168,750	5.73%
North West	10,000,000	10,000,000	5.13%
Total	$303,431,733	$296,341,611	151.94%
Investment Type
Senior Secured - First Lien	$92,807,114	$88,453,325	45.35%
Senior Secured - Second Lien	83,015,409	83,266,558	42.69%
Senior Subordinated	80,358,874	80,458,554	41.26%
Equity/Other	47,250,336	44,163,174	22.64%
Total	$303,431,733	$296,341,611	151.94%

*Fair value as a percentage of Net Assets

14.       Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for one share of common stock for the three months ended March 31, 2016 and March 31, 2015.

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
	(Unaudited)	(Unaudited)
Per share data(1)
Net asset value, beginning of period	$14.43	$14.87

Net investment income (loss)	0.41	0.37
Net realized and unrealized gains (losses)	(0.07)	0.01
Provision for taxes on unrealized appreciation on investments	(0.02)	(0.01)
Net increase (decrease) in net assets resulting from operations	0.32	0.37

Distributions to shareholders:(2)
From net investment income	(0.34)	(0.34)

Net asset value, end of period	$14.41	$14.90
Market value per share, end of period	$11.63	$13.30

Total return based on net asset value(3)(4)	2.2%	2.5%
Total return based on market value(3)(4)	3.2%	9.1%

Shares outstanding at end of period	13,506,257	13,516,766

Ratio/Supplemental Data:
Net assets, at end of period	$194,568,186	$201,354,331
Ratio of total expenses before waiver to average net assets(5)	8.96%	8.57%
Ratio of interest expenses to average net assets(5)	3.25%	1.59%
Ratio of incentive fees to average net assets(5)	1.63%	3.64%
Ratio of waiver of management and incentive fees to average net assets(5)	—%	2.02%
Ratio of net expenses to average net assets(5)	8.96%	6.55%
Ratio of net investment income (loss) before waiver to average net assets(5)	11.57%	8.01%
Ratio of net investment income (loss) after waiver to average net assets(5)	11.57%	10.03%

Total Credit Facility payable outstanding	$42,709,057	$56,954,490
Total Notes payable outstanding	$45,401,000	$5,986,236

Asset coverage ratio(6)	3.2	4.2
Portfolio turnover rate(4)	16%	6%

(1)	The per share data was derived by using the average shares outstanding during the period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Not Annualized.
(5)	Annualized.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

15.       Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we have subsidiaries that are not required to be consolidated. We have certain unconsolidated significant subsidiaries that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the three months ended March 31, 2016 and as of and for the year ended December 31, 2015.

	As of		For the three months ended
Balance Sheet	March 31, 2016	Income Statement	March 31, 2016

Current Assets	4,163,210	Net Sales	1,872,384
Noncurrent Assets	18,590,955	Gross Profit	559,159
Current Liabilities	771,647	Net Income (Loss)	107,733
Noncurrent Liabilities	12,766,392

	As of		For the year ended
Balance Sheet	December 31, 2015	Income Statement	December 31, 2015

Current Assets	9,799,192	Net Sales	26,808,399
Noncurrent Assets	25,016,525	Gross Profit	4,817,956
Current Liabilities	3,982,975	Net Income (Loss)	(8,829,955)
Noncurrent Liabilities	20,000,000

In addition to the risks associated with our investments in general, there are unique risks associated with our investments in each of these entities.

For example, the business and growth of FST Technical Services, LLC (“FST”) depends in large part on the continued trend toward outsourcing of certain services in the semiconductor and biopharmaceutical industries. There can be no assurance that this trend in outsourcing will continue, as companies may elect to perform such services internally. A significant change in the direction of this trend generally, or a trend in the semiconductor and biopharmaceutical industry not to use, or to reduce the use of, outsourced services such as those provided by it, could significantly decrease its revenues and such decreased revenues could have a material adverse effect on it or its results operations or financial condition.

17.       Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

Subsequent to March 31, 2016, the following activity occurred:

On April 4, 2016, we were repaid the entirety of our debt and equity investments in ACT Lighting for a total of $13.8 million.

On April 7, 2016, Alcentra paid a dividend to shareholders of record as of March 31, 2016 of $0.34 per share.

On April 13, 2016, Aphena Pharma Solutions repaid a portion of its debt in the amount of $2,000,000.

On April 22, 2016, Radiant Logistics repaid the entirety of our debt investment in the amount of $10,000,000.

On May 2, 2016, Alcentra funded an $8,500,000 investment in Healthcare Associates of Texas, Inc (“HCAT”) (12.25% second lien debt).

On May 5, 2016, Alcentra funded $8,250,000 of 13% senior subordinated debt and $500,000 of equity to Metal Powder Products, LLC (“MPP”).

On May 5, 2016, the Board of Directors approved the 2016 second quarter dividend of $0.34 per share for shareholders of record date June 30, 2016 and payable July 7, 2016.

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

Overview

Alcentra Capital Corporation (the “Company”, “Alcentra”, “ACC”, “we”, “us” or “our”) was formed as a Maryland corporation on June 4, 2013 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Alcentra is managed by Alcentra NY, LLC (the “Adviser”, or “Alcentra NY”), registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). State Street Bank and Trust Company (“State Street”) provides us with financial reporting, post-trade compliance, and treasury services. In addition, for U.S. federal income tax purposes, Alcentra has elected to be treated as a regulated investment company (“RIC”), commencing with tax year ended December 31, 2014, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

During the three months ended March 31, 2016, we invested $27.6 million in debt and equity investments, including one new portfolio company, one refinancing and three add on investments. These investments consisted of senior secured loans ($25.5 million, or 94.22%), subordinated notes ($1.7 million, or 6.27%), and equity securities ($0.5 million, or 1.8%). During the three months ended March 31, 2016 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $44.01 million. During the three months ended March 31, 2015, we invested $18.0 million in debt and equity investments, including one new portfolio company and three add on investments. These investments consisted of senior secured loans ($11.8 million, or 68.1%) and a 2nd lien security ($5.54 million, or 31.94%). During the three months ended March 31, 2015, we received proceeds from repayments of principal, including return of capital dividends and realized gains, of $8.5 million.

As of March 31, 2016, the fair value of our investment portfolio totaled $282.3 million and consisted of 31 portfolio companies. As of March 31, 2016, 56 % of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 44% bore interest at fixed rates. Our average portfolio company investment at amortized cost and fair value was approximately $9.0 million and $9.1 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $18.0 million and $25.8 million, respectively.

As of December 31, 2015, the fair value of our investment portfolio totaled $296.3 million and consisted of 32 portfolio companies. As of December 31, 2015, 52.1% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 47.9% bore interest at fixed rates. Our average portfolio company investment at amortized cost and fair value was approximately $9.6 million and $9.3million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $17.5 million and $22.8 million, respectively.

The weighted average yield on debt investments as of March 31, 2016 and December 31, 2015 was 12.0% and 12.4%, respectively. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2016 and December 31, 2016, including the accretion of original issue discount.

The following table shows the portfolio composition by investment type at fair value and cost with the corresponding percentage of total investments:

	Fair Value				Cost
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
	(dollars in thousands)
Senior Secured - First Lien	$84,245	29.8%	$88,520	29.9%	$87,575	31.1%	$92,807	30.6%
Senior Secured - Second Lien	79,207	28.0%	83,267	28.1%	78,967	28.0%	83,015	27.4%
Senior Subordinated	69,781	24.7%	80,459	27.1%	67,854	24.1%	80,358	26.5%
Equity/Other	49,158	17.4%	44,156	14.9%	47,283	16.8%	47,250	15.6%
Total	$282,391	100.0%	$296,401	100.0%	$281,679	100.0%	$303,430	100.0%

The following table shows portfolio composition by geographic region at fair value and cost with the corresponding percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
	(dollars in thousands)
South	$69,097	24.5%	$54,401	18.4%	$75,936	27.0%	$67,215	22.2%
South Eastern	41,673	14.8%	80,723	27.2%	$38,074	13.5%	78,199	25.8%
Eastern	81,504	28.9%	65,692	22.2%	$76,357	27.1%	62,787	20.7%
West	38,100	13.5%	44,419	15.0%	$39,093	13.9%	44,069	14.5%
South West	14,292	5.1%	17,944	6.1%	$14,626	5.2%	18,466	6.1%
Mid West	37,725	13.4%	33,163	11.2%	$37,593	13.3%	32,696	10.8%
Total	$282,391	100.0%	$296,342	100.0%	$281,679	100.0%	$303,432	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015

Healthcare Services	9.78%	13.72%	9.07%	12.75%
Infrastructure Maintenance	9.15%	7.73%	6.41%	5.80%
Waste Services	8.68%	7.67%	9.23%	7.82%
Telecommunications	8.23%	6.35%	8.01%	5.88%
Automotive Business Services	7.08%	6.74%	7.10%	6.58%
Transportation Logistics	5.37%	5.22%	5.49%	5.10%
Technology & Telecom	5.06%	4.71%	5.19%	4.77%
Wholesale	4.89%	4.30%	3.70%	3.40%
Education	4.83%	4.69%	5.15%	4.73%
Healthcare: Orthopedic Products	4.25%	4.05%	4.20%	3.89%
Media: Advertising, Printing & Publishing	4.16%	3.97%	4.17%	3.87%
High Tech Industries	3.86%	2.36%	3.87%	1.70%
Oil & Gas Services	3.60%	4.43%	4.72%	4.33%
Security	3.36%	3.21%	3.37%	3.13%
Industrial Services	3.24%	3.40%	3.63%	3.36%
Media & Entertainment	2.38%	2.32%	4.40%	4.06%
Environmental/Recycling Services	2.20%	2.06%	2.39%	2.18%
Wholesale/Distribution	2.12%	2.02%	2.12%	1.97%
Technology & IT	1.75%	1.68%	1.72%	1.60%
Restoration Services	1.67%	4.47%	1.07%	4.23%
Aerospace	1.42%	1.35%	1.42%	1.32%
Packaging	1.35%	1.28%	1.35%	1.25%
Food & Beverage	1.14%	1.28%	1.78%	1.65%
Call Center Services	0.42%	0.40%	0.42%	0.39%
Disaster Recovery Services	0.00%	0.61%	0.00%	4.23%
Total	100.00%	100.00%	100.00%	100.00%

$88.4 million of the portfolio (32%) had a first credit exposure at 0.0x – 1.0x EBITDA; $152.3 million of the portfolio (55%) had a first credit exposure at 1.0x – 3.0x EBITDA; $18.5 million of the portfolio (7%) had a first credit exposure at 3.0x – 4.0x EBITDA; and $18 million of the portfolio (7%) had a first credit exposure at >4.5x EBITDA.

Portfolio Asset Quality

We currently do not use a rating system to monitor portfolio performance. As the portfolio grows in size, we would expect to implement a portfolio rating system.

Non-Accrual

We will generally not accrue interest on loans and debt securities if principal or interest cash payments are past due 30 days or we have reason to doubt our ability to collect such interest.

As of March 31, 2016 and December 31, 2015, we had no loans on non-accrual status.

Discussion and Analysis of Results of Operations

Comparison of three months ended March 31, 2016 and March 31, 2015

Investment Income

For the three months ended March 31, 2016, total investment income was $9.9 million, an increase of $1.7 million, or 20.7% over the $8.2 million of total investment income for the three months ended March 31, 2015. This increase was primarily attributable to an increase in interest income with the addition of 9 portfolio companies, an increase in PIK of 4 portfolio companies, $.900 million in prepayment penalties and $.100 in Amendment fees.

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

Expenses

For the three months ended March 31, 2016, total expenses were $4.3 million, which was an increase of $1.1 million, or 34.3%, over the $3.2 million for the three months ended March 31, 2015. Interest and financing expenses for the three months ended March 31, 2016 were $1.6 million, an increase of $0.784 million from $0.789 million for the three months ended March 31, 2015. This is largely due to the issuance of $45 million in Alcentra Internotes® and deferred financing costs in relation to a credit facility amendment. The base management fee increased $0.142 million, or 12%, to $1.289 million for the three months ended March 31, 2016 due to higher average total assets less cash and cash equivalents than the comparable period in 2015. The incentive fee for the three months ended March 31, 2016 was $0.796, a 1.1% decrease from the comparable period in 2015. The administrative service fee, professional fees and other general and administrative expenses totaled $0.687 million for the three months ended March 31, 2016 compared to a total of $0.502 million for the three months ended March 31, 2015.

Net Investment Income

Net investment income for the three months ended March 31, 2016 was $5.6 million, an increase of $0.621 million, or 12.5%, compared to net investment income of $4.9 million during the three months ended March 31, 2015 as a result of the $1.7 million increase in total investment income and the $1.1 million increase in total expenses.

Net Increase in Net Assets Resulting From Operations

For the three months ended March 31, 2016, the net realized loss from portfolio investments was $8.8 million. Significant realized losses stemmed from the sale of DRC Emergency Services on January 19, 2016. There were immaterial gains from portfolio investments for the three months ended March 31, 2015.

During the three months ended March 31, 2016, we recorded a net change in unrealized depreciation from portfolio investments of $7.8 million attributable to (i) the reversal of net unrealized depreciation on investments of $10.6 million related to the sale of investments, resulting in unrealized appreciation , (ii) net unrealized depreciation of $2.1 million on debt investments and (iii) net unrealized depreciation of $0.6 on equity investments. During the three months ended March 31, 2015, the net change in unrealized appreciation was $.0176 million.

As a result of these events, our net increase in net assets resulting from operations during the three months ended March 31, 2016 was $4.3 million, a decrease of $0.678 million, or 13.5%, compared to a net increase in net assets resulting from operations of $4.9 million during the three months ended March 31, 2015.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the "Taxable Subsidiaries"). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are "pass through" entities for tax purposes and continue to comply with the "source income" requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended March 31, 2016, we recognized a benefit for income tax on unrealized gains on investments of $0.325 million.

Liquidity and Capital Resources

As of March 31, 2016, we had $3.8 million in cash and cash equivalents and our net assets totaled $192.0 million. We believe that our current cash and cash equivalents on hand, our credit facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from future debt offerings and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the three months ended March 31, 2016, we experienced a net decrease in cash and cash equivalents in the amount of $1.0 million. During that period, we received $19.3 million in cash from operating acitivities, primarily from the return of capital from portfolio investments of approximately $45.5 million. This was partially offset by the investment in new portfolio companies of approximately $28.5 million. During the same period, financing activities reduced cash by $20.3 million primarily due to the repayment of the credit facility.

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

Capital Resources

Our liquidity and capital resources are derived from the capital contributions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as distributions to our stockholders. We expect to use these capital resources as well as proceeds from turnover within our portfolio, borrowings under the Credit Facility and from public and private offerings of securities to finance our investment activities.

In May 2014, Alcentra entered into a senior secured revolving credit agreement (“Credit Facility”) with ING Capital LLC, as administrative agent and lender. The Credit Facility had an initial commitment of $80 million with an accordion feature that allows for an increase in total commitments to $160 million. The Credit Facility was amended on August 11, 2015 to increase the accordion feature to allow for a future increase of the total commitments up to $250.0 million, subject to satisfaction of certain conditions at the time of any such future increase. As amended, the Credit Facility has a maturity date of August 11, 2020 and bears interest, at our election, at a rate per annum equal to (i) 2.25% plus the highest of a prime rate, the Federal Funds rate plus 0.5%, three month LIBOR plus 1.0% and zero or (ii) 3.00% plus the one, three or six month LIBOR rate, as applicable.

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

As of March 31, 2016, we are in compliance with all covenants of the Credit Facility and there was $42.7 million outstanding.

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. We were in compliance with the asset coverage ratios at all times. As of March 31, 2015 our asset coverage ratio was 321%.

Recently Issued Accounting Standards

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs , which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for annual and interim periods beginning after December 15, 2015. We have adopted this guidance as of March 31, 2016. The new guidance will be applied retrospectively to each prior period presented.

Regulated Investment Company Status and Distributions

We have elected to be treated as a RIC under Subchapter M of the Code beginning the fiscal year ending December 31, 2014. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

The Adviser agreed to waive its fees (base management and incentive fee), without recourse against or reimbursement by us, through the quarter ended June 30, 2015 and to the extent required in order for us to earn a quarterly net investment income to maintain a targeted dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis).

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2016, we had off-balance sheet arrangements consisting of one unfunded commitment totaling $2.0 million. As of December 31, 2015, we had one unfunded commitment totaling $1.0 million.

Recent Developments

Subsequent to March 31, 2016, the following activity occurred:

On April 4, 2016, we were repaid our debt and equity investments in ACT Lighting for a total of $13.8 million.

On April 7, 2016, Alcentra paid a dividend to shareholders of record as of March 31, 2016 of $0.34 per share.

On April 13, 2016, Aphena Pharma Solutions repaid a portion of its debt in the amount of $2,000,000.

On April 22, 2016, Radiant Logistics repaid the entirety of our debt investment in the amount of $10,000,000.

On May 2, 2016, Alcentra funded an $8,500,000 investment in Healthcare Associates of Texas, Inc (“HCAT”) (12.25% second lien debt).

On May 5, 2016, Alcentra funded $8,250,000 of 13% senior subordinated debt and $500,000 of equity to Metal Powder Products, LLC (“MPP”).

On May 5, 2016, the Board of Directors approved the 2016 second quarter dividend of $0.34 per share for shareholders of record date June 30, 2016 and payable July 7, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. All of the floating rate loans in the portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For the three months ended March 31, 2016, 14 loans in the portfolio bore interest at floating rates, or 57% of the fair value of our portfolio. For the year ended December 31, 2015, 14 of the loans in the portfolio bore interest at floating rates, or 52% of the fair value of our portfolio. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of March 31, 2016, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one or two percent increase in LIBOR would have less than a 2.5% effect on our portfolio’s income. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. As of March 31, 2016 and March 31, 2015, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against it. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of its rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its financial condition or results of operations.

Item 1A. Risk Factors

There has been no material change in the information provided under the heading “Risk Factors” in the Company’s annual report on Form 10-K filed with the SEC on March 9, 2016. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial may materially affect its business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On January 18, 2016 , our board of directors authorized a $5.0 million stock repurchase program that was put into effect in March 2016. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless extended by our board of directors, the stock repurchase program will terminate on the earlier of (i) one year from the date of its approval or (ii) the repurchase of $5.0 million of the Company’s common stock and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

The following table summarizes our share repurchases under our stock repurchase program for the three months ended March 31, 2016:

	Jan	Feb	Mar
	2016	2016	2016
Dollar amount repurchased	—	—	$115,408
Shares repurchased	—	—	10,509
Average price per share (including commission)	N/A	N/A	$11.26
Weighted average discount to net asset value	N/A	N/A	20.85%

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
10.1	Amendment No. 4 and Limited Waiver to the Senior Revolving Credit Agreement, dated March 2, 2016, by and among the Company, as borrower, the lenders party thereto and ING Capital, LLC, as Administrative Agent and bookrunner*

11.1	Computation of Per Share Earnings(1)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Accounting Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Included in the notes to the consolidated financial statements contained in this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 2016

By:	/s/ Paul J. Echausse
Name: Paul J. Echausse
Title: Chief Executive Officer and President

By:	/s/ Ellida McMillan
Name: Ellida McMillan
Title: Chief Accounting Officer, Secretary, and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
10.1

Amendment No. 4 and Limited Waiver to the Senior Revolving Credit Agreement, dated March 2, 2016, by and among the Company, as borrower, the lenders party thereto and ING Capital, LLC as Administrative Agent and bookrunner*

11.1	Computation of Per Share Earnings(1)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Accounting Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Included in the notes to the consolidated financial statements contained in this report

