Form 10-Q
period 2016-06-30
Alcentra Capital Corp
filed 2016-08-05
CIK 1578620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 13,490,636 shares of the Registrant’s common stock outstanding as of August 4, 2016.

ALCENTRA CAPITAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Assets and Liabilities

	As of June 30, 2016 (Unaudited)	As of December 31, 2015
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $236,246,942 and $219,715,263, respectively)	$228,320,326	$221,349,073
Non-controlled, affiliated investments, at fair value (cost of $47,758,791 and $56,426,475, respectively)	50,927,904	59,243,999
Controlled, affiliated investments, at fair value (cost $14,788,295 and $27,289,995, respectively)	14,390,754	15,748,539
Total of portfolio investments, at fair value (cost $298,794,028 and $303,431,733, respectively)	293,638,984	296,341,611
Cash	5,038,752	4,866,972
Dividends and interest receivable	1,517,925	2,607,205
Receivable for investments sold	1,364,550	—
Deferred financing costs	1,801,484	2,183,881
Deferred tax asset	927,632	1,382,408
Prepaid expenses and other assets	249,005	113,730
Total Assets	$304,538,332	$307,495,807

Liabilities
Credit facility payable	$51,685,846	$63,504,738
Notes payable (net of deferred note offering costs of $1,413,937 and $1,156,622, respectively)	50,130,063	38,843,378
Other accrued expenses and liabilities	278,021	271,801
Directors’ fees payable	72,500	37,025
Professional fees payable	235,067	481,333
Interest and credit facility expense payable	974,292	813,222
Management fee payable	1,283,763	1,302,213
Income-based incentive fees payable	2,023,682	1,081,797
Distributions payable	4,586,816	4,595,700
Unearned structuring fee revenue	1,354,846	689,577
Income tax liability	825,900	842,812
Total Liabilities	113,450,796	112,463,596

Commitments and Contingencies (Note 12)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,490,636 and 13,516,766 shares issued and outstanding, respectively)	13,491	13,517
Additional paid-in capital	197,181,027	197,652,086
Accumulated net realized gain (loss)	(4,440,768)	2,791,590
Undistributed net investment income	3,451,048	1,130,327
Net unrealized appreciation (depreciation) on investments, net of benefit/(provision) for taxes of $37,782 and $534,813 as of June 30, 2016 and December 31, 2015, respectively	(5,117,262)	(6,555,309)
Total Net Assets	191,087,536	195,032,211
Total Liabilities and Net Assets	$304,538,332	$307,495,807

Net Asset Value Per Share	$14.16	$14.43

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Operations

	For the three months ended June 30, 2016 (Unaudited)	For the three months ended June 30, 2015 (Unaudited)	For the six months ended June 30, 2016 (Unaudited)	For the six months ended June 30, 2015 (Unaudited)
Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$5,169,619	$4,286,969	$10,437,162	$8,444,528
Paid-in-kind interest income from portfolio investments	1,008,525	1,166,440	2,359,613	1,902,164
Other income from portfolio investments	652,786	295,386	1,571,450	955,282
Dividend income from portfolio investments	—	302,874	—	302,874
From non-controlled, affiliated investments:
Interest income from portfolio investments	785,044	988,949	1,695,367	2,208,005
Paid in-kind income from portfolio investments	634,025	631,046	1,485,164	1,242,545
Other income from portfolio investments	1,845,055	20,527	1,950,937	48,885
From controlled, affiliated investments:
Interest income from portfolio investments	382,888	582,229	764,635	1,158,209
Paid in-kind income from portfolio investments	162,027	206,077	322,032	404,858
Other income from portfolio investments	—	27,043	—	64,843
Total investment income	10,639,969	8,507,540	20,586,360	16,732,193

Expenses:
Management fees	1,283,763	1,219,963	2,572,799	2,367,968
Income-based incentive fees	926,158	397,028	1,716,885	1,203,128
Capital gains incentive fees	—	434,217	—	1,435,684
Professional fees	372,535	170,549	726,537	359,935
Valuation services	71,061	100,010	142,047	222,915
Interest and credit facility expense	1,334,510	1,067,118	2,643,454	1,673,006
Amortization of deferred financing costs	283,805	195,770	548,435	379,257
Directors’ fees	84,372	76,191	149,295	114,191
Insurance expense	65,771	68,006	132,381	137,541
Other expenses	319,648	129,339	451,289	213,512
Total expenses	4,741,623	3,858,191	9,083,122	8,107,137
Waiver of capital gains incentive fees	—	—	—	(1,001,467)
Net expenses	4,741,623	3,858,191	9,083,122	7,105,670
Net investment income	5,898,346	4,649,349	11,503,238	9,626,523

Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	23,802	(146,703)	1,900,440	(146,449)
Non-controlled, affiliated investments	1,626,964	—	2,021,697	—
Controlled, affiliated investments	—	—	(11,154,495)	—
Net realized gain (loss) from portfolio investments	1,650,766	(146,703)	(7,232,358)	(146,449)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(3,575,425)	587,925	(9,560,426)	(535,989)
Non-controlled, affiliated investments	(2,228,352)	2,016,324	351,589	3,412,598
Controlled, affiliated investments	(62,999)	(286,458)	11,143,915	(382,031)
Net change in unrealized appreciation (depreciation) from portfolio investments	(5,866,776)	2,317,791	1,935,078	2,494,578
Benefit/(Provision) for taxes on unrealized gain on investments	(287,167)	(406,781)	(497,031)	(569,105)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	(4,503,171)	1,764,307	(5,794,311)	1,779,024
Net Increase in Net Assets Resulting from Operations	$1,395,169	$6,413,656	$5,708,927	$11,405,547

Basic and diluted:
Net investment income per share	$0.44	$0.34	$0.85	$0.71
Earnings per share	$0.10	$0.47	$0.42	$0.84
Weighted Average Shares of Common Stock Outstanding	13,500,429	13,516,766	13,507,973	13,516,766
Dividends declared per common share	$0.340	$0.340	$0.680	$0.680

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Changes in Net Assets

	For the six months ended June 30, 2016 (Unaudited)	For the six months ended June 30, 2015 (Unaudited)
Increase (decrease) in net assets resulting from operations
Net investment income	$11,503,238	$9,626,523
Net realized loss on investments	(7,232,358)	(146,449)
Net change in unrealized appreciation (depreciation) on investments	1,935,078	2,494,578
Benefits/(Provision) for taxes on unrealized gain on investments	(497,031)	(569,105)
Net increase (decrease) in net assets resulting from operations	5,708,927	11,405,547

Capital transactions
Offering costs	(165,635)	(72,397)
Repurchase of common stock (26,130 and 0 shares, respectively)	(305,450)	—
Net increase (decrease) in net assets resulting from capital transactions	(471,085)	(72,397)

Distributions to shareholders from:
Net investment income	(9,182,517)	(9,191,401)
Realized gains	—	—
Total distributions to shareholders	(9,182,517)	(9,191,401)

Total increase (decrease) in net assets	(3,944,675)	2,141,749

Net assets at beginning of period	195,032,211	200,989,308
Net assets at end of period [including Accumulated net investment income of $3,451,048 and $646,968, respectively]	$191,087,536	$203,131,057

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Cash Flows

	For the six months ended June 30, 2016 (Unaudited)	For the six months ended June 30, 2015 (Unaudited)
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$5,708,927	$11,405,547

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from portfolio investments	7,232,358	146,449
Net change in unrealized (appreciation) depreciation of portfolio investments	(1,935,078)	(2,494,578)
Deferred tax asset	454,776	—
Deferred tax liability	—	381,367
Paid in-kind interest income from portfolio investments	(4,166,809)	(3,549,567)
Accretion of discount on debt securities	(203,639)	(276,958)
Purchases of portfolio investments	(69,555,393)	(52,542,290)
Net proceeds from sales/return of capital of portfolio investments	71,331,188	32,061,599
Amortization of deferred financing costs	548,435	379,257
(Increase) decrease in operating assets:
Dividends and interest receivable	1,089,280	168,275
Receivable for investments sold	(1,364,550)	4,753
Prepaid expenses and other assets	(135,275)	91,944
Increase (decrease) in operating liabilities:
Payable for investments purchased	—	(8,717)
Other accrued expenses and liabilities	6,220	(252,373)
Directors’ fees payable	35,475	(10,442)
Professional fees payable	(246,266)	108,633
Interest and credit facility expense payable	161,070	564,046
Management fee payable	(18,450)	604,295
Income-based incentive fees payable	941,885	1,203,128
Capital gains incentive fees payable	—	434,217
Unearned structuring fee revenue	665,269	58,420
Income tax	(16,912)	142,466
Net cash provided by (used in) operating activities	10,532,511	(11,380,529)

Cash Flows from Financing Activities
Financing costs paid	(166,038)	(112,501)
Offering costs paid	(422,950)	(1,087,164)
Proceeds from credit facility payable	51,500,000	102,452,027
Repayments of credit facility payable	(63,318,892)	(126,896,443)
Proceeds from notes payable	11,544,000	40,000,000
Distributions paid to shareholders	(9,191,401)	(9,191,401)
Repurchase of common stock	(305,450)	—
Net cash used in financing activities	(10,360,731)	5,164,518
Increase/(Decrease) in cash and cash equivalents	171,780	(6,216,011)
Cash at beginning of period	4,866,972	10,022,617
Cash and Cash Equivalents at End of Period	$5,038,752	$3,806,606

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$2,482,384	$1,857,795
Accrued offering costs	$2,485	$2,485
Accrued distributions payable	$4,586,816	$4,595,700

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments

As of June 30, 2016

(Unaudited)

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 119.49%

Senior Secured - First Lien — 33.75%

A2Z Wireless Holdings, Inc. (2)	Telecommunications	LIBOR + 9.0% Cash	1.00%	1/15/2021	14,812,500	$14,664,375	$14,812,500	7.75%
Aphena Pharma Solutions (3)	Packaging	8.50% Cash, 2.0% PIK		3/3/2019	1,828,584	1,828,584	1,828,584	0.96%
Black Diamond Rentals	Oil & Gas Services	12% Cash, 5.0% PIK		7/9/2018	5,785,712	5,785,712	5,785,712	3.03%
IGT (2),(4)	Industrial Services	LIBOR + 8.75% Cash, 1.5% PIK	1.00%	12/10/2019	8,041,749	7,974,266	8,041,749	4.21%
NTI Holdings, LLC (2)	Telecommunications	LIBOR + 8.0% Cash	1.00%	3/30/2021	11,936,269	11,734,391	11,734,391	6.14%
NWN Corporation (2)	Technology & IT	LIBOR + 9.0% Cash	1.00%	10/16/2020	4,906,250	4,808,125	4,906,250	2.57%
Stancor, Inc. (2)	Wholesale/Distribution	LIBOR + 8.0%	0.75%	8/19/2019	5,981,818	5,981,818	5,981,818	3.13%
Superior Controls, Inc. (2),(4)	High Tech Industries	LIBOR + 8.75%	1.00%	3/22/2021	10,200,000	10,200,000	10,200,000	5.33%
Triton Technologies (3)	Call Center Services	8.50% Cash, 2.0% PIK		10/23/2018	1,200,000	1,189,891	1,200,000	0.63%
Total Senior Secured - First Lien						64,167,162	64,491,004	33.75%
Senior Secured - Second Lien — 44.45%

Alpine Waste (2)	Waste Services	LIBOR + 9.0% Cash, 2.0% PIK	1.00%	12/30/2020	11,117,571	$11,117,571	$11,117,571	5.82%
Bioventus (2)	Healthcare Services	LIBOR + 10.0% Cash	1.00%	4/10/2020	12,000,000	11,831,706	12,000,000	6.28%
Conisus LLC (2)	Media: Advertising, Printing & Publishing	LIBOR + 8.75% Cash	1.00%	6/23/2021	11,750,000	11,750,000	11,750,000	6.15%
Duke Finance, LLC (2)	Industrial Manufacturing	LIBOR + 9.75% Cash	1.00%	10/28/2022	7,500,000	6,681,562	6,675,000	3.49%
Graco Supply Company	Aerospace	12% Cash		3/17/2021	4,000,000	4,000,000	4,000,000	2.09%
Healthcare Associates of Texas, LLC(4)	Healthcare Services	12.25% Cash		4/30/2022	8,500,000	8,500,000	8,500,000	4.45%
Medsurant Holdings, LLC	Healthcare Services	12.25% Cash		6/18/2021	6,200,000	6,138,000	6,200,000	3.25%
My Alarm Center, LLC (2)	Security	LIBOR + 11.0% Cash	1.00%	7/9/2019	9,500,000	9,500,000	9,500,000	4.97%
Nation Safe Drivers (NSD) (2)	Automotive Business Services	LIBOR + 8.0% Cash	2.00%	9/29/2020	11,721,154	11,721,154	11,883,000	6.22%
Xpress Global Systems, LLC (2)	Transportation Logistics	LIBOR + 10.5%, 2% PIK	1.00%	4/10/2020	5,440,973	5,033,152	3,304,000	1.73%
Total Senior Secured - Second Lien						86,273,145	84,929,571	44.45%
Senior Subordinated — 26.16%

Black Diamond Rentals	Oil & Gas Services	4.0% Cash		7/9/2018	7,968,642	$7,968,642	$3,758,000	1.97%
GST Autoleather	Automotive Business Services	11% Cash, 2.0% PIK		1/11/2021	8,326,382	8,326,382	8,326,382	4.36%
Media Storm, LLC	Media & Entertainment	10% Cash		8/28/2019	2,454,545	2,454,545	2,454,545	1.28%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of June 30, 2016

(Unaudited)

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Metal Powder Products LLC (2)	Industrial Manufacturing	LIBOR + 12.25% Cash	0.75%	11/5/2021	8,250,000	$8,250,000	$8,250,000	4.32%
Pharmalogic Holdings Corp.	Healthcare Services	12% Cash		9/1/2021	17,200,000	17,200,000	17,200,000	9.00%
QRC Holdings, LLC	High Tech Industries	12.25% Cash		11/19/2021	10,000,000	10,000,000	10,000,000	5.23%
Total Senior Subordinated						54,199,569	49,988,927	26.16%
Equity/Other — 15.13%

Dentistry For Children, Inc., Class A-1 Units(5)	Healthcare Services				2,000,000	$2,203,001	$4,246,000	2.22%
IGT, Preferred Shares	Industrial Services	11% PIK			1,110,922	1,110,922	—	—
Common Shares(5)					44,000	44,000	—	—
Preferred AA Shares(5)					270,734	270,734	270,734	0.14%
						1,425,656	270,734	0.14%
Media Storm, LLC, Preferred Shares(5)	Media & Entertainment				1,216,204	2,346,964	1,037,000	0.54%
Metal Powder Products, LLC Common Shares(5)	Industrial Manufacturing				500,000	500,000	614,000	0.32%
NTI Holdings, LLC Common Shares(5)	Telecommunications				376,515	403,030	682,000	0.36%
Warrants(5)					417,823	224,689	389,000	0.20%
						627,719	1,071,000	0.56%
Response Team Holdings LLC, Preferred Shares	Restoration Services	12% PIK		3/28/2019	3,108,790	3,108,790	4,722,000	2.47%
Warrants(5)					5	—	—	—
						3,108,790	4,722,000	2.47%
Superior Controls, Inc., Preferred Shares(5)	High Tech Industries				400,000	400,000	464,000	0.24%
Tunnel Hill (5)(6)	Waste Services				588,570	15,505,936	12,502,090	6.55%
Wholesome Sweeteners, Inc., Common Shares(5)	Food & Beverage				5,000	5,000,000	3,984,000	2.09%
Xpress Global Systems, LLC, Warrants(5)	Transportation Logistics				489,000	489,000	—	—
Total Equity/Other						31,607,066	28,910,824	15.13%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						236,246,942	228,320,326	119.49%
Investments in Non-Controlled, Affiliated Portfolio Companies — 26.65%*

Senior Secured - First Lien — 1.69%

Show Media, Inc.	Media & Entertainment	5.5% Cash, 5.5% PIK		8/10/2017	4,070,295	$3,915,251	$3,231,000	1.69%
Total Senior Secured - First Lien						3,915,251	3,231,000	1.69%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of June 30, 2016

(Unaudited)

Company***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Senior Secured - Second Lien — 4.22%

Southern Technical Institute, Inc. (2)	Education	LIBOR + 8.0% Cash, 4% PIK	1.00%	12/2/2020	8,073,730	$8,073,730	$8,074,000	4.22%
Total Senior Secured - Second Lien						8,073,730	8,074,000	4.22%
Senior Subordinated — 10.61%

Battery Solutions, Inc.	Environmental/Recycling Services	6% Cash, 8% PIK		11/6/2021	2,129,303	$2,129,303	$2,129,303	1.11%
DBI Holding, LLC	Infrastructure Maintenance	12% Cash, 1% PIK		9/6/2019	9,194,317	9,194,317	9,470,146	4.96%
		13% PIK		9/6/2019	9,119,984	8,775,430	8,666,800	4.54%
						17,969,747	18,136,946	9.50%
Total Senior Subordinated						20,099,050	20,266,249	10.61%
Equity/Other — 10.13%

Battery Solutions, Inc., Class A Units(5)	Environmental/Recycling Services				5,000,000	$1,058,000	$365,000	0.19%
Class E Units		8% PIK		11/6/2021	3,664,757	3,664,757	3,664,757	1.92%
						4,722,757	4,029,757	2.11%
DBI Holding, LLC, Warrants(5)	Infrastructure Maintenance			3/6/2024	519,412	519,412	9,203,000	4.82%
Show Media, Inc., Units(5)	Media & Entertainment				4,092,210	3,747,428	—	—
Southern Technical Institute, Inc., Class A Units(5)	Education				3,164,063	2,167,000	1,594,001	0.83%
Preferred Shares		15.75% PIK			4,403,897	4,292,897	4,403,897	2.30%
Warrants(5)				3/30/2026	221,267	221,266	126,000	0.07%
						6,681,163	6,123,898	3.20%
Total Equity/Other						15,670,760	19,356,655	10.13%
Total Investments in Non-Controlled, Affiliated Portfolio Companies						47,758,791	50,927,904	26.65%
Investments in Controlled, Affiliated Portfolio Companies — 7.53%**

Senior Secured - First Lien — 6.79%

FST Technical Services, LLC	Technology & Telecom	12% Cash, 5% PIK		11/18/2018	12,981,754	$12,981,754	$12,981,754	6.79%
Total Senior Secured - First Lien						12,981,754	12,981,754	6.79%
Equity/Other — 0.74%

FST Technical Services, LLC, Common Shares	Technology & Telecom	9% PIK			1,750,000	$1,806,541	$1,409,000	0.74%
Total Equity/Other						1,806,541	1,409,000	0.74%
Total Investments in Controlled, Affiliated Portfolio Companies						14,788,295	14,390,754	7.53%
Total Investments						298,794,028	293,638,984	153.67%
Liabilities In Excess Of Other Assets							(102,551,448)	(53.67%)
Net Assets							$191,087,536	100.00%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of June 30, 2016

(Unaudited)

*	Denotes investments in which Alcentra Capital Corporation (the “Company”) is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2016 in these affiliated investments are as follows:

	Fair Value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	June 30,
Name of Issuers	2015	Addition	Reductions	Other Income	2016
ACT Lighting	$12,753,733	$-	$12,053,793	$2,097,105	$-
Battery Solutions, Inc.	6,095,154	-	-	291,247	6,159,060
DBI Holding, LLC	22,894,780	-	-	1,421,045	27,339,946
Net Access Corporation	-	-	-	109,642	-
Show Media, Inc.	3,610,000	-	-	276,094	3,231,000
Southern Technical Institute, Inc.	13,890,332	-	-	936,336	14,197,898
	$59,243,999	$-	$12,053,793	$5,131,469	$50,927,904

**	Denotes investments in which the Company is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2016 in these affiliated and controlled investments are as follows:

	Fair value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	June 30,
Name of Issuers	2015	Addition	Reductions	Other income	2016
The DRC Group	$1,804,817	$133,333	$6,333,226	$(4,526)	$-
FST Technical Services, LLC	13,943,722	-	-	1,091,192	14,390,754
	$15,748,539	$133,333	$6,333,226	$1,086,666	$14,390,754

***	Pledged as collateral under the Credit Facility with ING Capital LLC.

(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.
(2)	The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.
(3)	The investments are portfolio companies of Enhanced Equity Fund, L.P. (“EEF”). EEF has guaranteed the portfolio company’s obligations to the company pursuant to this investment.
(4)	The investment has an unfunded commitment as of June 30, 2016 which is excluded from the presentation (see Note 12).
(5)	Non-income producing security.
(6)	This investment was formerly known as City Carting Holding Company, Inc. On June 3, 2016, City Carting combined with Tunnel Hill Partners, L.P.

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

June 30, 2016

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

Cash – At June 30, 2016, cash balances totaling $5.0 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.

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

Valuation of Portfolio Investments – Portfolio investments are carried at fair value as determined by the Board of Directors (the “Board’’) of Alcentra.

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

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were no non-accrual investments as of June 30, 2016 and December 31, 2015.

Other Income – The Company may also receive structuring or closing fees in connection with its investments. Such upfront fees are accreted into income over the life of the investment.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

Income Taxes – The Company has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and to operate in a manner so as to qualify for the tax treatment applicable to RIC’s. To obtain and maintain our qualification for taxation as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, the Company must distribute to our stockholders, for each taxable year, at least 90% of “investment company taxable income,’’ which is generally net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that are timely distributed to stockholders as dividends.

Alcentra BDC Equity Holdings LLC has elected to be a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three and six months ended June 30, 2016, we recognized a provision for income tax on unrealized gain on investments of ($0.3) million and ($0.5) million for the Taxable Subsidiaries, respectively. For the three and six months ended June 30, 2015, we recognized a provision for income tax on unrealized gain on investments of $0.4 million and $0.6 million for the Taxable Subsidiaries, respectively. As of June 30, 2016 and December 31, 2015, $0.9 million and $1.4 million was included in the deferred tax asset on the Consolidated Statements of Assets and Liabilities, respectively.

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

Recently Issued Accounting Standards - In April 2015, FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company adopted this guidance as of January 1, 2016. The new guidance will be applied retrospectively to each prior period presented.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Public companies are required to apply ASU 2015-07 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company has evaluated the impact of ASU 2015-07 on its consolidated financial statements and determined that the adoption of ASU 2015-07 has not had a material impact on our consolidated financial statements.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following tables summarize the levels in the fair value hierarchy into which the Company’s financial instruments are categorized as of June 30, 2016 and December 31, 2015:

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2016 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$—	$—	$80,703,758	$80,703,758
Senior Secured - Second Lien	—	—	93,003,571	93,003,571
Subordinated Debt	—	—	70,255,176	70,255,176
Equity/Other	—	—	49,676,479	49,676,479
Total Investments	$—	$—	$293,638,984	$293,638,984

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2015 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$—	$—	$88,453,325	$88,453,325
Senior Secured - Second Lien	—	—	83,266,558	83,266,558
Subordinated Debt	—	—	80,458,554	80,458,554
Equity/Other	—	—	44,163,174	44,163,174
Total Investments	$—	$—	$296,341,611	$296,341,611

The changes in investments classified as Level 3 are as follows for the six months ended June 30, 2016 and June 30, 2015.

As of June 30, 2016:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2016	$88,453,325	$83,266,558	$80,458,554	$44,163,174	$296,341,611
Amortized discounts/premiums	73,466	76,331	53,842	-	203,639
Paid in-kind interest	1,165,969	207,009	1,130,887	1,662,944	4,166,809
Net realized gain (loss)	(5,309,022)	11,658	269,964	(2,204,958)	(7,232,358)
Net change in unrealized appreciation (depreciation)	3,993,380	(1,594,453)	(4,143,123)	3,679,274	1,935,078
Purchases	30,984,253	15,340,499	27,918,637	7,355,926	81,599,315
Sales/Return of capital	(38,657,613)	(4,304,031)	(35,433,585)	(4,979,881)	(83,375,110)
Balance as of June 30, 2016	$80,703,758	$93,003,571	$70,225,176	$49,676,479	$293,638,984

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2016	$(462,764)	$(1,594,452)	$(3,964,158)	$973,410	$(5,049,964)

As of June 30, 2015:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2015	$97,395,708	$46,748,798	$54,986,207	$51,343,141	$250,473,854
Amortized discounts/premiums	180,877	37,952	58,129	-	276,958
Paid in-kind interest	356,063	22,890	1,388,337	1,782,277	3,549,567
Net realized gain (loss)	2,876	94,675	-	(244,000)	(146,449)
Net change in unrealized appreciation (depreciation)	3,346,883	(207,627)	676,804	(1,161,482)	2,654,578
Purchases	8,988,494	17,297,356	19,500,000	6,756,440	52,542,290
Sales/Return of capital	(13,228,266)	(7,500,000)	(3,333,333)	-	(24,061,599)
Balance as of June 30, 2015	$97,042,635	$56,494,044	$73,276,144	$58,476,376	$285,289,199

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2015	$3,346,883	$(207,627)	$676,804	$(1,161,482)	$2,654,578

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016:

	Fair Value at			Range
Assets at Fair Value	June 30, 2016	Valuation Technique	Unobservable Input	of Inputs		Weighted Average

Senior Secured - First Lien	$80,703,758	Yield to Maturity	Comparable Market Rate	8.75% - 17.0%		11.32%

Senior Secured - Second Lien	$93,003,571	Yield to Maturity	Comparable Market Rate	9.6% - 19.7%		12.57%

Senior Subordinated	$70,255,176	Yield to Maturity	Comparable Market Rate	4.0% - 16.0%		12.84%

Preferred Ownership	$14,562,388	Market Approach	Enterprise Value/LTM EBITDA Multiple	4.00x - 13.00	x	7.88	x

Common Ownership/Common Warrants	$35,114,091	Market Approach	Enterprise Value/LTM EBITDA Multiple	4.00x - 15.00	x	13.40	x

Total	$293,638,984

As of December 31, 2015:

	Fair Value at			Range
Assets at Fair Value	December 31, 2015	Valuation Technique	Unobservable Input	of Inputs		Weighted Average

Senior Secured - First Lien	$88,453,325	Yield to Maturity	Comparable Market Rate	8.75% - 17.0%		12.29%

Senior Secured - Second Lien	$83,266,558	Yield to Maturity	Comparable Market Rate	10.0% - 13.5%		11.28%

Senior Subordinated	$80,458,554	Yield to Maturity	Comparable Market Rate	8.0% - 26.2%		13.80%

Preferred Ownership	$20,810,175	Market Approach	Enterprise Value/LTM EBITDA Multiple	6.84x - 8.06	x	7.45	x

Common Ownership/Common Warrants	$23,352,999	Market Approach	Enterprise Value/LTM EBITDA Multiple	8.97x - 9.14	x	9.05	x

Total	$296,341,611

4.	Share Transactions

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

The following table sets forth the number of shares of common stock repurchased by the Company under its share repurchase program for the six months ended June 30, 2016:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2016	10,509	$10.7700 - $11.2444	$115,828
May 31, 2016	9,547	$11.5596 - $12.3333	114,762
June 30, 2016	6,074	$12.2335 - $12.3586	74,860
	26,130		$305,450

For the six months ended June 30, 2015 there was no common stock repurchased.

5. Distributions

The Company intends to make quarterly distributions of available net investment income determined on a tax basis to its stockholders. Distributions to stockholders are recorded on the record date. The amount, if any, to be distributed to stockholders is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, will be distributed at least annually. If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of June 30, 2016 and June 30, 2015, we accrued $75,000 and $0, respectively, for any unpaid potential excise tax liability and have included these amounts within income tax liability on the accompanying Consolidated Statements of Assets and Liabilities.

The following table reflects the Company’s dividends declared and paid on its common stock for the six months ended June 30, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
March 7, 2016	March 31, 2016	April 7, 2016	$0.340
May 5, 2016	June 30, 2016	July 7, 2016	$0.340

The following table reflects the Company’s dividends declared and paid on its common stock for the six months ended June 30, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
March 10, 2015	March 31, 2015	April 6, 2015	$0.340
May 11, 2015	June 30, 2015	July 6, 2015	$0.340

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

The incentive fee consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of the Company’s “pre-incentive fee net investment income’’ for the immediately preceding quarter, subject to a hurdle rate of 2% per quarter (8% annualized), and is subject to a “catch-up’’ feature. The second part is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date) and equals 20% of our aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable for administrative services under the Investment Advisory Agreement, and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest). Pre-incentive fee net investment income excludes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income until the Company has received such income in cash.

For the three and six months ended June 30, 2016, the Company recorded expenses for base management fees of $1,283,763 and $2,572,799, respectively, of which $0 and $0, respectively, was waived by the Adviser and $1,283,763 was payable at June 30, 2016. For the three and six months ended June 30, 2015, the Company recorded expenses for base management fees of $1,219,963 and $2,367,968, respectively, of which $0 and $0, respectively, was waived by the Adviser and $1,219,963 was payable at June 30, 2015.

The Adviser agreed to waive its fees (base management and incentive fee), without recourse against or reimbursement by the Company, through the quarter ended June 30, 2015 and to the extent required in order for us to earn a quarterly net investment income to maintain a targeted dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis). For the three and six months ended June 30, 2016, the Company incurred income-based incentive fees of $926,158 and $1,716,885, respectively, of which none was waived by the Adviser. For the three and six months ended June 30, 2015, the Company incurred income-based incentive fees of $397,028 and $1,203,128, respectively, of which none was waived by the Adviser. For the three and six months ended June 30, 2016, the Company incurred capital gains incentive fees of $0 and $0, respectively, of which $0 and $0, respectively, was waived by the Adviser. For the three and six months ended June 30, 2015, the Company incurred capital gains incentive fees of $434,217 and $1,435,684, respectively, of which $0 and $1,001,467, respectively, was waived by the Adviser.

7.	Directors’ Fees

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

For the three and six months ended June 30, 2016 the Company recorded directors’ fee expense of $84,372 and $149,295, respectively, of which $72,500 was payable at June 30, 2016. For the three and six months ended June 30, 2015 the Company recorded directors’ fee expense of $76,191 and $114,191, respectively, of which $75,250 was payable at June 30, 2015.

8.	Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the six months ended June 30, 2016 and June 30, 2015.

	For the six months ended June 30,
	2016	2015
Investment purchases, at cost (including PIK interest and dividends)	$73,722,202	$44,542,290
Investment sales, proceeds (including Principal payments/paydown proceeds)	71,331,188	24,061,599

9.	Alcentra Capital InterNotes®

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

During the six months ended June 30, 2016, the Company issued $11.5 million in aggregate principal amount of the Alcentra Capital InterNotes® for net proceeds of $11.3 million. These notes were issued with a stated interest rate ranging from 6.375% to 6.50%. These notes mature between February 15, 2021 and June 15, 2021. For the three and six months ended June 30, 2016, the Company borrowed an average of $46.1 and $44.6 million with a weighted average interest rate of 6.43% and 6.43%, respectively.

The following table summarizes the Alcentra Capital InterNotes® issued and outstanding during the six months ended June 30, 2016.

Tenor at	Principal	Interest
Origination	Amount	Rate	Weighted Average
(in years)	(000’s omitted)	Range	Interest Rate	Maturity Date Range
5	$50,126	6.25% - 6.50%	6.39%	February 15, 2020 - June 15, 2021
7	1,418	6.50% - 6.75%	6.63%	January 15, 2022 - April 15, 2022
	$51,544

During the six months ended June 30, 2016, we redeemed $0 aggregate principal amount of our Alcentra Capital InterNotes®. The net proceeds of this offering were used to repay outstanding indebtedness under the Credit Facility.

In connection with the issuance of the Alcentra Capital InterNotes®, we incurred $1.01 million of fees which are being amortized over the term of the notes and are included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of June 30, 2016. During the six months ended June 30, 2016 the Company recorded $1.59 million of interest costs and amortization of offering costs on the Alcentra Capital InterNotes® as interest expense.

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

On March 2, 2016, we amended certain provisions of the Credit Facility relating to the treatment of approximately $38.6 million in aggregate principal amount of outstanding InterNotes that mature prior to the Credit Facility. Among other things, the amendments to the Credit Facility provide that, in the nine-month period prior to the maturity of these particular InterNotes, which mature between February 15 and April 15, 2020, our ability to borrow under the Credit Facility will be reduced by and in the amount of such InterNotes still outstanding during such time. The Credit Facility is secured primarily by the Company’s assets. Costs of $3.5 were incurred in connection with obtaining and amending the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility.

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

The Company has made customary representations and warranties and is required to comply with various covenants and reporting requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2016, the Company was in compliance in all material respects with the terms of the Credit Facility.

As of June 30, 2016 and December 31, 2015 the Company had United States dollar borrowings of $51.7 million and $63.5 million outstanding under the Credit Facility, respectively. For the three and six months ended June 30, 2016, the Company borrowed an average of $43.4 million and $49.3 million with a weighted average interest rate of 3.83% and 3.79%, respectively. For the three and six months ended June 30, 2015, the Company borrowed an average of $43.4 million and $49.6 million with a weighted average interest rate of 3.53% and 3.51%, respectively.

11.	Market and Other Risk Factors

At June 30, 2016, the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is concentrated in the twenty-three industries listed in Note 13. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

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

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2016 and December 31, 2015, the Company had $4.1 million and $1.0 million in unfunded commitments under loan and financing agreements, respectively. As of June 30, 2016 and December 31, 2015, the Company’s unfunded commitment under loan and financing agreements are presented below.

	As of
	June 30, 2016	December 31, 2015

A2Z Wireless Holdings, Inc.	$-	$1,004,270
Superior Controls, Inc.	2,300,000	-
Healthcare Associates of Texas, LLC	1,300,000	-
IGT	500,000	-
Total	$4,100,000	$1,004,270

13.	Classification of Portfolio Investments

As of June 30, 2016, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$45,872,707	$48,146,000	25.20%
Telecommunications	27,026,485	27,617,891	14.46%
Infrastructure Maintenance	18,489,159	27,339,946	14.31%
Waste Services	26,623,507	23,619,661	12.36%
High Tech Industries	20,600,000	20,664,000	10.81%
Automotive Business Services	20,047,536	20,209,382	10.58%
Industrial Manufacturing	15,431,562	15,539,000	8.13%
Technology & Telecom	14,788,295	14,390,754	7.53%
Education	14,754,893	14,197,898	7.43%
Media: Advertising, Printing & Publishing	11,750,000	11,750,000	6.15%
Oil & Gas Services	13,754,354	9,543,712	4.99%
Security	9,500,000	9,500,000	4.97%
Industrial Services	9,399,922	8,312,483	4.35%
Media & Entertainment	12,464,188	6,722,545	3.52%
Environmental/Recycling Services	6,852,060	6,159,060	3.22%
Wholesale/Distribution	5,981,818	5,981,818	3.13%
Technology & IT	4,808,125	4,906,250	2.57%
Restoration Services	3,108,790	4,722,000	2.47%
Aerospace	4,000,000	4,000,000	2.09%
Food & Beverage	5,000,000	3,984,000	2.08%
Transportation Logistics	5,522,152	3,304,000	1.73%
Packaging	1,828,584	1,828,584	0.96%
Call Center Services	1,189,891	1,200,000	0.63%
Total	$298,794,028	$293,638,984	153.67%

Geographic Region
South	$84,330,323	$77,621,093	40.62%
Eastern	69,166,422	73,879,399	38.66%
Mid West	48,886,489	48,778,333	25.53%
South East	46,244,233	47,850,584	25.04%
North East	16,598,016	16,770,250	8.78%
South West	14,788,295	14,390,754	7.53%
West	18,780,250	14,348,571	7.51%
Total	$298,794,028	$293,638,984	153.67%

Investment Type
Senior Secured - Second Lien	$94,346,875	$93,003,571	48.67%
Senior Secured - First Lien	81,064,167	80,703,758	42.23%
Senior Subordinated	74,298,619	70,255,176	36.77%
Equity/Other	49,084,367	49,676,479	26.00%
Total	$298,794,028	$293,638,984	153.67%

*Fair value as a percentage of Net Assets

As of December 31, 2015, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$38,677,488	$40,672,488	20.85%
Infrastructure Maintenance	17,611,477	22,894,780	11.74%
Waste Services	23,743,476	22,743,634	11.66%
Automotive Business Services	19,963,981	19,963,981	10.24%
Telecommunications	17,829,891	18,825,219	9.65%
Transportation Logistics	15,475,386	15,475,386	7.93%
Technology & Telecom	14,466,264	13,943,722	7.15%
Education	14,338,600	13,890,332	7.12%
Restoration Services	12,830,771	13,232,437	6.78%
Oil & Gas Services	13,127,489	13,127,489	6.73%
Wholesale	10,330,768	12,753,733	6.54%
Healthcare: Orthopedic Products	11,810,851	12,000,000	6.15%
Media: Advertising, Printing & Publishing	11,750,000	11,750,000	6.02%
Industrial Services	10,203,840	10,068,757	5.16%
Security	9,500,000	9,500,000	4.87%
High Tech Industries	5,168,000	7,007,913	3.59%
Media & Entertainment	12,323,985	6,860,544	3.53%
Environmental/Recycling Services	6,623,154	6,095,154	3.13%
Wholesale/Distribution	5,981,818	5,981,818	3.07%
Technology & IT	4,869,375	4,968,750	2.55%
Aerospace	4,000,000	4,000,000	2.05%
Packaging	3,792,657	3,792,657	1.94%
Food & Beverage	5,000,000	3,788,000	1.94%
Disaster Recovery Services	12,823,731	1,804,817	0.93%
Call Center Services	1,188,731	1,200,000	0.62%
Total	$303,431,733	$296,341,611	151.94%

Geographic Region
South East	$78,199,153	$80,722,968	41.39%
Eastern	51,779,326	54,523,091	27.95%
South	67,214,814	54,400,549	27.89%
West	34,068,929	34,419,331	17.65%
Mid West	32,695,872	33,163,200	17.00%
South West	18,466,264	17,943,722	9.20%
North East	11,007,375	11,168,750	5.73%
North West	10,000,000	10,000,000	5.13%
Total	$303,431,733	$296,341,611	151.94%

Investment Type
Senior Secured - First Lien	$92,807,114	$88,453,325	45.35%
Senior Secured - Second Lien	83,015,409	83,266,558	42.69%
Senior Subordinated	80,358,874	80,458,554	41.26%
Equity/Other	47,250,336	44,163,174	22.64%
Total	$303,431,733	$296,341,611	151.94%

*Fair value as a percentage of Net Assets

14.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for one share of common stock for the six months ended June 30, 2016 and June 30, 2015.

	For the six months ended	For the six months ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)
Per share data(1)
Net asset value, beginning of period	$14.43	$14.87

Net investment income (loss)	0.85	0.71
Net realized and unrealized gains (losses)	(0.40)	0.17
Provision for taxes on unrealized appreciation on investments	(0.04)	(0.04)
Net increase (decrease) in net assets resulting from operations	0.41	0.84

Distributions to shareholders:(2)
From net investment income	(0.68)	(0.68)

Net asset value, end of period	$14.16	$15.03
Market value per share, end of period	$12.15	$12.70

Total return based on net asset value(3)(4)	2.8%	5.6%
Total return based on market value(3)(4)	10.6%	7.0%

Shares outstanding at end of period	13,490,636	13,516,766

Ratio/Supplemental Data:
Net assets, at end of period	$191,087,536	$203,131,057
Ratio of total expenses before waiver to average net assets(5)	9.44%	8.10%
Ratio of interest expenses to average net assets(5)	3.32%	2.05%
Ratio of incentive fees to average net assets(5)	1.78%	2.64%
Ratio of waiver of management and incentive fees to average net assets(5)	—%	1.00%
Ratio of net expenses to average net assets(5)	9.44%	7.10%
Ratio of net investment income (loss) before waiver to average net assets(5)	11.95%	8.62%
Ratio of net investment income (loss) after waiver to average net assets(5)	11.95%	9.62%

Total Credit Facility payable outstanding	$51,685,846	$38,054,738
Total Notes payable outstanding	$51,544,000	$40,000,000

Asset coverage ratio(6)	2.9	3.6
Portfolio turnover rate(4)	25%	12%

(1)	The per share data was derived by using the average shares outstanding during the period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Not Annualized.
(5)	Annualized.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

15.	Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we have subsidiaries that are not required to be consolidated. We have certain unconsolidated significant subsidiaries that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the six months ended June 30, 2016 and as of and for the year ended December 31, 2015.

	As of		For the six months ended
Balance Sheet	June 30, 2016	Income Statement	June 30, 2016

Current Assets	4,511,901	Net Sales	6,973,906
Noncurrent Assets	18,483,000	Gross Profit	2,372,543
Current Liabilities	939,688	Net Income/EBITDA	1,674,723
Noncurrent Liabilities	12,981,754

	As of		For the year ended
Balance Sheet	December 31, 2015	Income Statement	December 31, 2015

Current Assets	9,799,192	Net Sales	26,808,399
Noncurrent Assets	25,016,525	Gross Profit	4,817,956
Current Liabilities	3,982,975	Net Income (Loss)	(8,829,955)
Noncurrent Liabilities	20,000,000

In addition to the risks associated with our investments in general, there are unique risks associated with our investments in each of these entities.

For example, the business and growth of FST Technical Services, LLC (“FST”) depends in large part on the continued trend toward outsourcing of certain services in the semiconductor and biopharmaceutical industries. There can be no assurance that this trend in outsourcing will continue, as companies may elect to perform such services internally. A significant change in the direction of this trend generally, or a trend in the semiconductor and biopharmaceutical industry not to use, or to reduce the use of, outsourced services such as those provided by it, could significantly decrease its revenues and such decreased revenues could have a material adverse effect on it or its results of operations or financial condition.

DRC Emergency Services, LLC (“DRC”) was sold to a third party on January 19, 2016. As such, summary financial information for DRC is included for the year ended December 31, 2015 and is not included for the six months ended June 30, 2016.

16.	Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

Subsequent to June 30, 2016, the following activity occurred:

On July 7, 2016, a $0.34 per share dividend was paid to shareholders of record as of June 30, 2016.

Through July 14, 2016, Alcentra sold an additional $3.5 million in aggregate principal amount of Alcentra Capital InterNotes 6.25% notes due 2021.

On July 20, 2016, Alcentra invested $13.0 million in Limbach Facilities Services (13% Cash/3% PIK Subordinated Note).

On August 1, 2016, DBI Holding LLC repaid our senior subordinated notes ($9.6 million), senior PIK notes ($9.2 million) and warrants ($9.7 million) for total proceeds of $28.5 million.

On August 4, 2016, a $0.34 dividend was declared for shareholders of record September 30, 2016 to be paid on October 6, 2016.

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

During the three months ended June 30, 2016, we invested $39.3 million in debt and equity investments in four new portfolio companies and one add on investment. These investments consisted of senior secured loans ($4.55 million, or 11.6%), second lien notes ($16.0 million, or 40.7%), subordinated notes ($18.25 million, or 46.4%), and equity securities ($0.5 million, or 1.27%). During the three months ended June 30, 2016 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $26.46 million. During the three months ended June 30, 2015, we invested $31.25 million in debt, including three new portfolio companies. These investments consisted of second lien notes ($11.75 million, or 37.6%) and subordinated notes($19.5 million, or 62.4%). During the three months ended June 30, 2015, we received proceeds from repayments of principal, including return of capital dividends and realized gains, of $16.5 million.

As of June 30, 2016, the fair value of our investment portfolio totaled $293.6 million and consisted of 33 portfolio companies. As of June 30, 2016, 57% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 43% bore interest at fixed rates. Our average portfolio company investment at amortized cost and fair value was approximately $9.0 million and $8.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $18.5 million and $27.3 million, respectively.

As of December 31, 2015, the fair value of our investment portfolio totaled $296.3 million and consisted of 32 portfolio companies. As of December 31, 2015, 52% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 47% bore interest at fixed rates. Our average portfolio company investment at amortized cost and fair value was approximately $9.6 million and $9.3 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $17.1 million and $22.8 million, respectively.

The weighted average yield on debt investments as of June 30, 2016 and December 31, 2015 was 11.7% and 12.4%, respectively. The weighted average yields were computed using the effective interest rates for debt investments as of June 30, 2016 and December 31, 2015, including the accretion of original issue discount.

The following table shows the portfolio composition by investment type at fair value and cost with the corresponding percentage of total investments:

	Fair Value				Cost
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
	(dollars in thousands)
Senior Secured - First Lien	$80,704	27.5%	$88,453	29.9%	$81,064	27.1%	$92,807	30.6%
Senior Secured - Second Lien	93,004	31.7%	83,267	28.1%	94,347	31.6%	83,015	27.4%
Senior Subordinated	70,255	23.9%	80,459	27.1%	74,299	24.9%	80,360	26.5%
Equity/Other	49,676	16.9%	44,163	14.9%	49,084	16.4%	47,250	15.6%
Total	$293,639	100.0%	$296,342	100.0%	$298,794	100.0%	$303,432	100.0%

The following table shows portfolio composition by geographic region at fair value and cost with the corresponding percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
	(dollars in thousands)
South	$77,621	26.4%	$54,401	18.4%	$84,330	28.2%	$67,215	22.2%
South Eastern	47,851	16.3%	80,723	27.2%	$46,244	15.5%	78,199	25.8%
Eastern	90,650	30.9%	65,692	22.2%	$85,766	28.7%	62,787	20.7%
West	14,349	4.9%	44,419	15.0%	$18,780	6.3%	44,069	14.5%
South West	14,391	4.9%	17,944	6.1%	$14,788	4.9%	18,466	6.1%
Mid West	48,778	16.6%	33,163	11.2%	$48,886	16.4%	32,696	10.8%
Total	$293,639	100.0%	$296,342	100.0%	$298,794	100.0%	$303,432	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015

Healthcare Services	16.40%	17.77%	16.64%	15.35%
Telecommunications	9.41%	6.35%	5.88%	9.05%
Infrastructure Maintenance	9.31%	7.73%	5.80%	6.19%
Waste Services	8.04%	7.67%	7.82%	8.91%
High Tech Industries	7.04%	2.36%	1.70%	6.89%
Automotive Business Services	6.88%	6.74%	6.58%	6.71%
Industrial Manufacturing	5.29%	0.00%	0.00%	5.16%
Technology & Telecom	4.90%	4.71%	4.77%	4.95%
Education	4.84%	4.69%	4.73%	4.94%
Media: Advertising, Printing & Publishing	4.00%	3.97%	3.87%	3.93%
Oil & Gas Services	3.25%	4.43%	4.33%	4.60%
Security	3.24%	3.21%	3.13%	3.18%
Industrial Services	2.83%	3.40%	3.36%	3.15%
Media & Entertainment	2.29%	2.32%	4.06%	4.17%
Environmental/Recycling Services	2.10%	2.06%	2.18%	2.29%
Wholesale/Distribution	2.04%	6.32%	5.38%	2.00%
Technology & IT	1.67%	1.67%	1.60%	1.61%
Restoration Services	1.61%	4.47%	4.23%	1.04%
Aerospace	1.36%	1.35%	1.32%	1.34%
Food & Beverage	1.35%	1.28%	1.65%	1.67%
Transportation Logistics	1.13%	5.22%	5.10%	1.85%
Packaging	0.61%	1.27%	1.25%	0.61%
Call Center Services	0.41%	0.40%	0.39%	0.41%
Disaster Recovery Services	0.00%	0.61%	4.23%	0.00%
Grand Total	100.00%	100.00%	100.00%	100.00%

$91.8 million of the portfolio (32%) had a first credit exposure at 0.0x – 1.0x EBITDA; $128.0 million of the portfolio (44%) had a first credit exposure at 1.0x – 3.0x EBITDA; $52.4 million of the portfolio (18%) had a first credit exposure at 3.0x – 4.0x EBITDA; $3.8 million of (1%) had a first credit exposure at 4.0x – 4.5x EBITDA; and $14.6 million of the portfolio (5%) had a first credit exposure at >4.5x EBITDA.

Portfolio Asset Quality

We currently do not use a rating system to monitor portfolio performance. As the portfolio grows in size, we would expect to implement a portfolio rating system.

Non-Accrual

We will generally not accrue interest on loans and debt securities if principal or interest cash payments are past due 30 days or we have reason to doubt our ability to collect such interest.

As of June 30, 2016 and December 31, 2015, we had no loans on non-accrual status.

Discussion and Analysis of Results of Operations

Comparison of three months ended June 30, 2016 and June 30, 2015

Investment Income

For the three months ended June 30, 2016, total investment income was $10.6 million, an increase of $2.1 million, or 24.7% over the $8.5 million of total investment income for the three months ended June 30, 2015. This increase was primarily attributable to an increase in interest income with the addition of 2 portfolio companies, and $1.7 million in prepayment penalties .

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Interest on our debt securities is payable both quarterly and monthly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect the total dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

We may also generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance, consulting fees and the secondary sale of certain of our investments. We are exploring the secondary sale of select equity interests in certain portfolio companies.  We believe that the sale of these equity interests would allow us to rotate a portion of our non-incoming producing equity investment portfolio into income generating debt investments. There can be no assurances that these negotiations will result in a sale of any or all of the equity interests or if a sale transaction is undertaken as to its terms or timing.

Expenses

For the three months ended June 30, 2016, total expenses were $4.7 million, which was an increase of $0.883 million, or 22.9%, over the $3.8 million for the three months ended June 30, 2015. Interest and financing expenses for the three months ended June 30, 2016 were $1.62 million, an increase of $0.355 million from $1.26 million for the three months ended June 30, 2015. This is largely due to the additional issuance of $11.5 million in Alcentra Capital Internotes® . The base management fee increased $0.060 million, or 5.2%, to $1.283 million for the three months ended June 30, 2016 due to higher average total assets less cash and cash equivalents than the comparable period in 2015. The income-based incentive fee for the three months ended June 30, 2016 was $0.926, a 133.3% increase from the comparable period in 2015. The capital gains incentive fee was $0 for the period ending June 30, 2016, a decrease of $0.434 million from comparable period in 2015. The administrative service fee, professional fees and other general and administrative expenses totaled $0.913 million for the three months ended June 30, 2016 compared to a total of $0.544 million for the three months ended June 30, 2015.

Net Investment Income

Net investment income for the three months ended June 30, 2016 was $5.9 million, an increase of $1.329 million, or 28.6%, compared to net investment income of $4.6 million during the three months ended June 30, 2015 as a result of the $2.1 million increase in total investment income and the $0.8 million increase in total expenses.

Net Increase in Net Assets Resulting From Operations

For the three months ended June 30, 2016, the net realized gain from portfolio investments was $1.7 million.

During the three months ended June 30, 2016, we recorded a net change in unrealized depreciation from portfolio investments of $5.8 million attributable to depreciation on debt and equity investments. During the three months ended June 30, 2015, the net change in unrealized appreciation was $2.3 million.

As a result of these events, our net increase in net assets resulting from operations during the three months ended June 30, 2016 was $1.4 million, a decrease of $5.0 million, or 78.2%, compared to a net increase in net assets resulting from operations of $6.4 million during the three months ended June 30, 2015.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the "Taxable Subsidiaries"). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are "pass through" entities for tax purposes and continue to comply with the "source income" requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended June 30, 2016, we recognized a provision for income tax on unrealized gains on investments of $0.3 million.

Comparison of six months ended June 30, 2016 and June 30, 2015

Investment Income

For the six months ended June 30, 2016, total investment income was $20.6 million, an increase of $3.85million, or 23.0%, over the $16.7 million of total investment income for the six months ended June 30, 2015. The increase was primarily attributable to a $1.7 million increase in income resulting largely from an increase in the size of the portfolio, as well as fee income of $2.2 million.

Expenses

For the six months ended June 30, 2016, total expenses, including income tax provision, were $9.1 million, an increase of $1.9 million or 27.8%, over the $7.1 million of total expenses after the waiver of capital gains incentive fees for the six months ended June 30, 2015. Interest and financing expenses for the six months ended June 30, 2016 were $3.2 million, an increase of $1.3 million or 55.5%, compared to $2.1 million for the six months ended June 30, 2015 as a result of interest and commitment fees related to the Credit Facility as well as the additional cost from the issuance of $15 million of InterNotes. The base management fee increased $0.2 million, or 8.6%, to $2.6 million for the six months ended June 30, 2016 due to higher average total assets less cash and cash equivalents than the comparable period in 2015. The incentive fee for the six months ended June 30, 2016 was $1.7 million, a $0.07 million, or 4.5%, increase from the $1.6 million incentive fee for the six months ended June 30, 2015 which was the result of an increase of $0.5 million in the income incentive fee to $1.7 million and a decrease in the capital gains incentive fee accrual of $0.4 million during the 2016 period. The administrative service fee, professional fees and other general and administrative expenses totaled $1.6 million for the six months ended June 30, 2016 compared to $1.0 million for the six months ended June 30, 2015.

Net Investment Income

Net investment income for the six months ended June 30, 2016 was $11.5 million, which was an increase of $1.9 million, or 19.5%, compared to net investment income of $9.6 million during the six months ended June 30, 2015 as a result of the $3.8 million increase in total investment income and the $1.9 million increase in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the six months ended June 30, 2016, the total net realized losses on investments were $7.2 million and were comprised of $11.1 million in gross realized losses and and $3.9 million in realized gains. Significant realized gains (losses) for the six months ended June 30, 2016 are summarized as follows:

Portfolio Company	Realization Event	Net Realized Gain/(Loss) (in millions)

DRC Emergency Services	Sale of Portfolio Company	$(11.1)
Health Fusion	Exit of Portfolio Company	1.7
ACT Lighting	Exit of Portfolio Company	1.7
Net Access Systems	Exit of Portfolio Company	0.3
Response Team	Exit of Portfolio Company	0.2
		$(7.2)

For the six months ended June 30, 2015, the total realized loss on investments was $0.1 million.

During the six months ended June 30, 2016, we recorded a net change in unrealized appreciation on investments of $1.9 million attributable to (i) the reversal of net unrealized depreciation on investments of $11.1 million related to the exit or sale of investments (ii) net unrealized depreciation of $9.2 million on debt investments. During the six months ended June 30, 2015, we recorded a net change in unrealized appreciation on investments of $2.5 million attributable to (i) net unrealized depreciation of $0.9 million on debt investments and (ii) net unrealized appreciation of $3.4 million on debt and equity investments. As a result of these events, our net increase in net assets resulting from operations during the six months ended June 30, 2016, after provision for taxes, was $5.7 million, or a decrease of $5.7 million, compared to a net increase in net assets resulting from operations of $11.4 million during the prior year period.

Liquidity and Capital Resources

As of June 30, 2016, we had $5.0 million in cash and cash equivalents and our net assets totaled $191.5 million. We believe that our current cash and cash equivalents on hand, our credit facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from future debt offerings and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the three months ended June 30, 2016, we experienced a net increase in cash and cash equivalents in the amount of $0.171 million. During that period, we received $10.5 million in cash from operating activities, primarily from the return of capital from portfolio investments of approximately $71.3 million and $4.1 of paid in kind income. This was partially offset by the investment in new portfolio companies of approximately $69.5 million. During the same period, financing activities reduced cash by $10.4 million primarily due to the repayment of the credit facility.

For the three months ended June 30, 2015, we experienced a decrease in cash and cash equivalents in the amount of $6.2 million. During that period, our operating activities used $11.3 million in cash, primarily in connection with the purchase/repayments of investments.. In addition, financing activities increased cash by $5.2 million primarily from the issuance of the InterNotes. As of June 30, 2015, we had $3.8 million of cash on hand.

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

As of June 30, 2016, we are in compliance with all covenants of the Credit Facility and there was $51.7 million outstanding.

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. We were in compliance with the asset coverage ratios at all times. As of June 30, 2016 our asset coverage ratio was 285%.

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

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Public companies are required to apply ASU 2015-07 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company has evaluated the impact of ASU 2015-07 on its consolidated financial statements and determined that the adoption of ASU 2015-07 has not had a material impact on our consolidated financial statements.

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

In addition, Alcentra pays the Adviser an incentive fee under the Advisory Agreement which consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of our "pre-incentive fee net investment income" for the immediately preceding quarter, subject to a hurdle rate of 2% per quarter (8% annualized), and is subject to a "catch-up" feature. The second part is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the Advisory Agreement, as of the termination date) and equals 20% of ACC's aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. See Note 6.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2016, we had off-balance sheet arrangements consisting of three unfunded commitments totaling $4.1 million. As of December 31, 2015, we had one unfunded commitment totaling $1.0 million.

Recent Developments

Subsequent to June 30, 2016, the following activity occurred:

On July 7, 2016, a $0.34 per share dividend was paid to shareholders of record as of June 30, 2016.

Through July 14, 2016, Alcentra sold an additional $3.5 million in aggregate principal amount of Alcentra Capital InterNotes 6.25% notes due 2021.

On July 20, 2016, Alcentra invested $13.0 million in Limbach Facilities Services (13% Cash/3% PIK Subordinated Note).

On August 1, 2016, DBI Holding LLC repaid our senior subordinated notes ($9.6 million), senior PIK notes ($9.2 million) and warrants ($9.7 million) for total proceeds of $28.5 million.

On August 4, 2016, the Board of Directors approved the 2016 third quarter dividend of $0.34 per share for shareholders of record date September 30, 2016 and payable October 6, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. All of the floating rate loans in the portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For the three months ended June 30, 2016, 15 loans in the portfolio bore interest at floating rates, or 57% of the fair value of our portfolio. For the year ended December 31, 2015, 14 of the loans in the portfolio bore interest at floating rates, or 52% of the fair value of our portfolio. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of June 30, 2016, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one or two percent increase in LIBOR would have less than a 2.5% effect on our portfolio’s income. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. As of June 30, 2016 and June 30, 2015, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On January 18, 2016, our board of directors authorized a $5.0 million stock repurchase program that was put into effect in March 2016. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless extended by our board of directors, the stock repurchase program will terminate on the earlier of (i) one year from the date of its approval or (ii) the repurchase of $5.0 million of the Company’s common stock and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

The following table summarizes our share repurchases under our stock repurchase program for the six months ended June 30, 2016:

	Jan	Feb	March	April	May	June
	2016	2016	2016	2016	2016	2016
Dollar amount repurchased	—	—	$115,408	$-	$114,762	$102,966
Shares repurchased	—	—	10,509	-	9,547	8,364
Average price per share (including commission)	N/A	N/A	$11.26	$ N/A	$11.98	$12.27
Weighted average discount to net asset value	N/A	N/A	21.84%	N/A	15.10%	13.37%

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

Dated: August 4, 2016

By:	/s/ Paul J. Echausse
Name: Paul J. Echausse
Title: Chief Executive Officer and President

By:	/s/ Ellida McMillan
Name: Ellida McMillan
Title: Chief Accounting Officer, Secretary, and Treasurer

