Form 10-Q
period 2016-09-30
Alcentra Capital Corp
filed 2016-11-04
CIK 1578620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 13,490,636 shares of the Registrant’s common stock outstanding as of November 3, 2016.

ALCENTRA CAPITAL CORPORATION

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Assets and Liabilities

	As of September 30, 2016 (Unaudited)	As of December 31, 2015
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $285,609,124 and $219,715,263, respectively)	$269,067,466	$221,349,073
Non-controlled, affiliated investments, at fair value (cost of $29,583,292 and $56,426,475, respectively)	23,066,462	59,243,999
Controlled, affiliated investments, at fair value (cost $14,954,174 and $27,289,995, respectively)	13,814,627	15,748,539
Total of portfolio investments, at fair value (cost $330,146,590 and $303,431,733, respectively)	305,948,555	296,341,611
Cash	6,708,245	4,866,972
Dividends and interest receivable	1,572,352	2,607,205
Receivable for investments sold	1,364,550	—
Deferred financing costs	1,501,745	2,183,881
Deferred tax asset	5,994,993	1,382,408
Prepaid expenses and other assets	174,886	113,730
Total Assets	$323,265,326	$307,495,807

Liabilities
Credit facility payable	$70,872,238	$63,504,738
Notes payable (net of deferred note offering costs of $1,548,824 and $1,156,622, respectively)	53,451,176	38,843,378
Other accrued expenses and liabilities	743,521	271,801
Directors’ fees payable	117,000	37,025
Professional fees payable	365,894	481,333
Interest and credit facility expense payable	1,471,876	813,222
Management fee payable	1,335,294	1,302,213
Income-based incentive fees payable	1,914,909	1,081,797
Distributions payable	4,586,816	4,595,700
Unearned structuring fee revenue	1,373,992	689,577
Income tax liability	2,374,417	842,812
Total Liabilities	138,607,133	112,463,596

Commitments and Contingencies (Note 12)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,490,636 and 13,516,766 shares issued and outstanding, respectively)	13,491	13,517
Additional paid-in capital	197,181,027	197,652,086
Accumulated net realized gain	4,423,425	2,791,590
Undistributed net investment income	3,651,025	1,130,327
Net unrealized appreciation (depreciation) on investments, net of benefit/(provision) for taxes of $3,587,260 and $534,813 as of September 30, 2016 and December 31, 2015, respectively	(20,610,775)	(6,555,309)
Total Net Assets	184,658,193	195,032,211
Total Liabilities and Net Assets	$323,265,326	$307,495,807

Net Asset Value Per Share	$13.69	$14.43

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Operations

	For the three months ended September 30, 2016 (Unaudited)	For the three months ended September 30, 2015 (Unaudited)	For the nine months ended September 30, 2016 (Unaudited)	For the nine months ended September 30, 2015 (Unaudited)
Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$6,306,358	$5,133,259	$16,743,520	$13,577,787
Paid-in-kind interest income from portfolio investments	409,638	439,608	2,769,251	2,341,772
Other income from portfolio investments	158,048	452,038	1,729,498	1,407,320
Dividend income from portfolio investments	52,021	—	52,021	302,874
From non-controlled, affiliated investments:
Interest income from portfolio investments	827,500	1,001,296	2,522,867	3,209,301
Paid in-kind income from portfolio investments	462,161	655,205	1,947,325	1,897,750
Other income from portfolio investments	336,679	23,435	2,287,616	72,320
From controlled, affiliated investments:
Interest income from portfolio investments	398,185	588,627	1,162,820	1,746,836
Paid in-kind income from portfolio investments	165,878	213,674	487,910	618,532
Other income from portfolio investments	—	—	—	64,843
Total investment income	9,116,468	8,507,142	29,702,828	25,239,335

Expenses:
Management fees	1,335,294	1,273,705	3,908,093	3,641,673
Income-based incentive fees	607,739	546,027	2,324,624	1,749,155
Capital gains incentive fees	—	(434,217)	—	1,001,467
Professional fees	273,965	167,356	1,000,502	527,291
Valuation services	57,722	89,822	199,769	312,737
Interest and credit facility expense	1,476,911	1,197,553	4,120,365	2,870,559
Amortization of deferred financing costs	299,932	229,716	848,367	608,973
Directors’ fees	83,313	57,635	232,608	171,826
Insurance expense	65,915	67,449	198,296	204,990
Amortization of deferred note offering costs	91,852	—	91,852	—
Other expenses	37,032	170,052	488,321	383,564
Total expenses	4,329,675	3,365,098	13,412,297	11,472,235
Waiver of capital gains incentive fees	—	—	—	(1,001,467)
Net expenses	4,329,675	3,365,098	13,412,297	10,470,768
Net investment income	4,786,793	5,142,044	16,290,031	14,768,567

Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(361,060)	244,000	1,539,380	97,551
Non-controlled, affiliated investments	9,334,765	—	11,356,462	—
Controlled, affiliated investments	(109,512)	—	(11,264,007)	—
Net realized gain (loss) from portfolio investments	8,864,193	244,000	1,631,835	97,551
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(8,615,042)	(744,397)	(18,175,468)	(1,280,386)
Non-controlled, affiliated investments	(9,685,943)	390,429	(9,334,354)	3,803,027
Controlled, affiliated investments	(742,006)	(2,874,502)	10,401,909	(3,256,533)
Net change in unrealized appreciation (depreciation) from portfolio investments	(19,042,991)	(3,228,470)	(17,107,913)	(733,892)
Benefit/(Provision) for taxes on unrealized gain on investments	3,549,478	1,096,875	3,052,447	527,770
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	(6,629,320)	(1,887,595)	(12,423,631)	(108,571)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,842,527)	$3,254,449	$3,866,400	$14,659,996

Basic and diluted:
Net investment income per share	$0.35	$0.38	$1.21	$1.09
Earnings (loss) per share	$(0.14)	$0.24	$0.29	$1.08
Weighted Average Shares of Common Stock Outstanding	13,490,636	13,516,766	13,502,152	13,516,766
Dividends declared per common share	$0.340	$0.340	$1.020	$1.020

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Changes in Net Assets

	For the nine months ended September 30, 2016 (Unaudited)	For the nine months ended September 30, 2015 (Unaudited)
Increase (decrease) in net assets resulting from operations
Net investment income	$16,290,031	$14,768,567
Net realized gain on investments	1,631,835	97,551
Net change in unrealized appreciation (depreciation) on investments	(17,107,913)	(733,892)
Benefits/(Provision) for taxes on unrealized gain on investments	3,052,447	527,770
Net increase (decrease) in net assets resulting from operations	3,866,400	14,659,996

Capital transactions
Offering costs	(165,635)	(128,531)
Repurchase of common stock (26,130 and 0 shares, respectively)	(305,450)	—
Net increase (decrease) in net assets resulting from capital transactions	(471,085)	(128,531)

Distributions to shareholders from:
Net investment income	(13,769,333)	(13,787,101)
Realized gains	—	—
Total distributions to shareholders	(13,769,333)	(13,787,101)

Total increase (decrease) in net assets	(10,374,018)	744,364

Net assets at beginning of period	195,032,211	200,989,308
Net assets at end of period [including Accumulated net investment income of $3,651,025 and $1,193,312, respectively]	$184,658,193	$201,733,672

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Cash Flows

	For the nine months ended September 30, 2016 (Unaudited)	For the nine months ended September 30, 2015 (Unaudited)
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$3,866,400	$14,659,996

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain from portfolio investments	(1,631,835)	(97,551)
Net change in unrealized (appreciation) depreciation of portfolio investments	17,107,913	733,892
Deferred tax asset	(4,612,585)	—
Deferred tax liability	—	(719,821)
Paid in-kind interest income from portfolio investments	(5,204,486)	(4,858,054)
Accretion of discount on debt securities	(681,160)	(350,577)
Purchases of portfolio investments	(121,059,033)	(73,781,836)
Net proceeds from sales/return of capital of portfolio investments	101,861,657	48,051,430
Amortization of deferred financing costs	848,367	608,973
Amortization of deferred note offering costs	91,852	—
(Increase) decrease in operating assets:
Dividends and interest receivable	1,034,853	(767,110)
Receivable for investments sold	(1,364,550)	4,753
Prepaid expenses and other assets	(61,156)	(60,886)
Increase (decrease) in operating liabilities:
Payable for investments purchased	—	(8,717)
Other accrued expenses and liabilities	471,720	(176,955)
Directors' fees payable	79,975	(49,192)
Professional fees payable	(115,439)	(78,701)
Interest and credit facility expense payable	658,654	1,027,953
Management fee payable	33,081	658,037
Income-based incentive fees payable	833,112	1,749,155
Unearned structuring fee revenue	684,415	339,273
Income tax	1,531,605	141,997
Net cash used in operating activities	(5,626,640)	(12,973,941)

Cash Flows from Financing Activities
Financing costs paid	(166,231)	(809,863)
Offering costs paid	(649,689)	(1,134,694)
Proceeds from credit facility payable	102,175,000	147,652,027
Repayments of credit facility payable	(94,807,500)	(157,496,443)
Proceeds from notes payable	15,000,000	40,000,000
Distributions paid to shareholders	(13,778,217)	(13,787,101)
Repurchase of common stock	(305,450)	—
Net cash provided by financing activities	7,467,913	14,423,926
Increase in cash and cash equivalents	1,841,273	1,449,985
Cash at beginning of period	4,866,972	10,022,617
Cash and Cash Equivalents at End of Period	$6,708,245	$11,472,602

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$3,461,711	$3,289,539
Accrued offering costs	$2,485	$2,485
Accrued distributions payable	$4,586,816	$4,595,700

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments

As of September 30, 2016

(Unaudited)

Company(+) ***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 145.71%

Senior Secured - First Lien — 42.80%

A2Z Wireless Holdings, Inc. (2)	Telecommunications	LIBOR + 9.0% Cash	1.00%	1/15/2021	14,625,000	$14,478,750	$14,625,000	7.92%
Aphena Pharma Solutions (3)	Packaging	8.50% Cash, 2.0% PIK		3/3/2019	1,062,821	1,062,821	1,062,821	0.58%
Black Diamond Rentals	Oil & Gas Services	12% Cash, 5.0% PIK		7/9/2018	5,815,283	5,815,284	5,078,000	2.75%
IGT (2),(4)	Industrial Services	LIBOR + 8.75% Cash, 1.5% PIK	1.00%	12/10/2019	8,056,199	7,992,998	8,056,199	4.36%
LRI Holding, Inc. (2)	Industrial Services	LIBOR + 10.25% Cash		9/28/2021	18,000,000	17,820,000	18,000,000	9.75%
NTI Holdings, LLC (2)	Telecommunications	LIBOR + 8.0% Cash	1.00%	3/30/2021	11,876,288	11,672,327	11,685,000	6.33%
NWN Corporation (2)	Technology & IT	LIBOR + 9.0% Cash	1.00%	10/16/2020	4,226,622	4,142,089	4,226,622	2.29%
Stancor, Inc. (2)	Wholesale/Distribution	LIBOR + 8.0%	0.75%	8/19/2019	5,090,909	5,090,909	5,090,909	2.76%
Superior Controls, Inc. (2),(4)	High Tech Industries	LIBOR + 8.75%	1.00%	3/22/2021	10,000,000	10,000,000	10,000,000	5.41%
Triton Technologies (3)	Call Center Services	8.50% Cash, 2.0% PIK		10/23/2018	1,200,000	1,190,785	1,200,000	0.65%
Total Senior Secured - First Lien						79,265,963	79,024,551	42.80%
Senior Secured - Second Lien — 46.63%

Alpine Waste (2)	Waste Services	LIBOR + 9.0% Cash, 0.5% PIK	1.00%	12/30/2020	11,131,777	$11,131,777	$11,131,777	6.03%
Bioventus (2)	Healthcare Services	LIBOR + 10.0% Cash	1.00%	4/10/2020	12,000,000	11,842,149	12,000,000	6.50%
Conisus LLC (2)	Media: Advertising, Printing & Publishing	LIBOR + 8.75% Cash	1.00%	6/23/2021	11,750,000	11,750,000	10,870,000	5.88%
Duke Finance, LLC (2)	Industrial Manufacturing	LIBOR + 9.75% Cash	1.00%	10/28/2022	7,500,000	6,701,862	6,720,000	3.64%
Graco Supply Company	Aerospace	12% Cash		3/17/2021	4,000,000	4,000,000	3,877,000	2.10%
Healthcare Associates of Texas, LLC (4)	Healthcare Services	12.25% Cash		4/30/2022	8,500,000	8,500,000	8,500,000	4.60%
Medsurant Holdings, LLC	Healthcare Services	12.25% Cash		6/18/2021	6,200,000	6,138,000	6,200,000	3.36%
My Alarm Center, LLC (2)	Security	LIBOR + 11.0% Cash	1.00%	7/9/2019	12,625,000	12,625,000	12,625,000	6.84%
Nation Safe Drivers (NSD) (2)	Automotive Business Services	LIBOR + 8.0% Cash	2.00%	9/29/2020	11,721,154	11,721,154	11,838,330	6.41%
Xpress Global Systems, LLC (2)	Transportation Logistics	LIBOR + 10.5%, 2% PIK	1.00%	4/10/2020	5,922,417	5,539,277	2,352,000	1.27%
Total Senior Secured - Second Lien						89,949,219	86,114,107	46.63%

Senior Subordinated — 43.42%
Black Diamond Rentals	Oil & Gas Services	4.0% Cash		7/9/2018	7,968,642	$7,968,642	$3,984,000	2.16%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of September 30, 2016

(Unaudited)

Company(+) ***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
GST Autoleather	Automotive Business Services	11% Cash, 2.0% PIK		1/11/2021	8,368,939	$8,368,939	$8,368,939	4.53%
Limbach Facility Services, LLC	Capital Equipment	13% Cash, 3.0% PIK		7/20/2022	13,078,000	12,824,415	13,078,000	7.08%
Media Storm, LLC	Media & Entertainment	10% Cash		8/28/2019	2,454,545	2,454,545	2,454,545	1.33%
Metal Powder Products LLC (2)	Industrial Manufacturing	LIBOR + 12.25% Cash	0.75%	11/5/2021	8,250,000	8,250,000	8,250,000	4.47%
NextCare Holdings, Inc.	Healthcare Services	10% Cash, 4% PIK		12/31/2018	15,050,000	14,825,000	15,050,000	8.15%
Pharmalogic Holdings Corp.	Healthcare Services	12% Cash		9/1/2021	19,000,000	19,000,000	19,000,000	10.29%
QRC Holdings, LLC	High Tech Industries	12.25% Cash		11/19/2021	10,000,000	10,000,000	10,000,000	5.41%
Total Senior Subordinated						83,691,541	80,185,484	43.42%
Equity/Other — 12.86%

Dentistry For Children, Inc., Class A-1 Units(5)	Healthcare Services				2,000,000	$2,203,000	$3,533,000	1.91%
IGT, Preferred Shares	Industrial Services	11% PIK			1,110,922	1,110,922	—	—
Common Shares(5)					44,000	44,000	—	—
Preferred AA Shares(5)					270,733	270,733	270,733	0.15%
						1,425,655	270,733	0.15%
LRI Holding, Inc., Preferred Shares(5)	Industrial Services				1,000,000	1,000,000	1,000,000	0.54%
Media Storm, LLC, Preferred Shares(5)	Media & Entertainment				1,216,204	2,346,964	250,000	0.14%
Metal Powder Products, LLC, Common Shares(5)	Industrial Manufacturing				500,000	500,000	626,000	0.34%
My Alarm Center, LLC, Class A Preferred(5)	Security				284,589	—	284,589	0.15%
NTI Holdings, LLC, Common Shares(5)	Telecommunications				376,515	403,030	780,000	0.42%
Warrants(5)					417,823	224,689	444,998	0.24%
						627,719	1,224,998	0.66%
Response Team Holdings LLC, Preferred Shares	Restoration Services	12% PIK		3/28/2019	3,204,126	3,204,126	3	—
Warrants(5)					5	—	—	—
						3,204,126	3	—
Superior Controls, Inc., Preferred Shares(5)	High Tech Industries				400,000	400,000	507,000	0.28%
Tunnel Hill (5),(6)	Waste Services				588,570	15,505,937	12,063,001	6.53%
Wholesome Sweeteners, Inc., Common Shares(5)	Food & Beverage				5,000	5,000,000	3,984,000	2.16%
Xpress Global Systems, LLC, Warrants(5)	Transportation Logistics				489,000	489,000	—	—
Total Equity/Other						32,702,401	23,743,324	12.86%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						285,609,124	269,067,466	145.71%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of September 30, 2016

(Unaudited)

Company(+) ***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Investments in Non-Controlled, Affiliated Portfolio Companies — 12.49%*

Senior Secured - First Lien — 1.78%

Show Media, Inc.	Media & Entertainment	5.5% Cash, 5.5% PIK		8/10/2017	4,153,393	$4,027,114	$3,296,963	1.78%
Total Senior Secured - First Lien						4,027,114	3,296,963	1.78%
Senior Secured - Second Lien — 4.42%

Southern Technical Institute, Inc. (2)	Education	LIBOR + 8.0% Cash, 4% PIK	1.00%	12/2/2020	8,156,261	$8,156,261	$8,156,261	4.42%
Total Senior Secured - Second Lien						8,156,261	8,156,261	4.42%
Senior Subordinated — 1.18%

Battery Solutions, Inc.	Environmental/Recycling Services	6% Cash, 8% PIK		11/6/2021	2,173,133	$2,173,133	$2,173,133	1.18%
Total Senior Subordinated						2,173,133	2,173,133	1.18%

Equity/Other — 5.11%
Battery Solutions, Inc., Class A Units(5)	Environmental/Recycling Services				5,000,000	$1,058,000	$246,000	0.13%
Class E Units		8% PIK		11/6/2021	3,740,193	3,740,193	3,740,193	2.03%
						4,798,193	3,986,193	2.16%
Show Media, Inc., Units(5)	Media & Entertainment				4,092,210	3,747,428	—	—
Southern Technical Institute, Inc., Class A Units(5)	Education				3,164,063	2,167,000	915,015	0.50%
Preferred Shares		15.75% PIK			4,403,897	4,292,897	4,403,897	2.38%
Warrants(5)				3/30/2026	221,267	221,266	135,000	0.07%
						6,681,163	5,453,912	2.95%
Total Equity/Other						15,226,784	9,440,105	5.11%
Total Investments in Non-Controlled, Affiliated Portfolio Companies						29,583,292	23,066,462	12.49%
Investments in Controlled, Affiliated Portfolio Companies — 7.48%**

Senior Secured - First Lien — 7.12%

FST Technical Services, LLC	Technology & Telecom	12% Cash, 5% PIK		11/18/2018	13,147,632	$13,147,632	$13,147,632	7.12%
Total Senior Secured - First Lien						13,147,632	13,147,632	7.12%

Equity/Other — 0.36%
FST Technical Services, LLC, Common Shares	Technology & Telecom	9% PIK			1,750,000	$1,806,542	$666,995	0.36%
Total Equity/Other						1,806,542	666,995	0.36%
Total Investments in Controlled, Affiliated Portfolio Companies						14,954,174	13,814,627	7.48%
Total Investments						330,146,590	305,948,555	165.68%
Liabilities In Excess Of Other Assets							(121,290,362)	(65.68%)
Net Assets							$184,658,193	100.00%

(+)	All portfolio companies listed are qualifying assets.

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of September 30, 2016

(Unaudited)

*	Denotes investments in which the Partnership is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2016 in these affiliated investments are as follows:

	Fair Value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	September 30,
Name of Issuers	2015	Addition	Reductions	Other Income	2016
ACT Lighting	$12,753,733	$-	$12,053,793	$2,097,103	$-
Battery Solutions, Inc.	6,095,154	-	-	443,419	6,159,326
DBI Holding, LLC	22,894,780	-	27,831,221	2,244,921	-
Net Access Corporation	-	-	394,733	170,491	-
Show Media, Inc.	3,610,000	-	-	420,023	3,296,963
Southern Technical Institute, Inc.	13,890,332	4,235,280	4,235,280	1,381,850	13,610,173
	$59,243,999	$4,235,280	$44,515,027	$6,757,808	$23,066,462

**	Denotes investments in which the Partnership is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2016 in these affiliated and controlled investments are as follows:

	Fair value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	September 30,
Name of Issuers	2015	Addition	Reductions	Other income	2016
The DRC Group	$1,804,817	$133,333	$832,752	$(4,526)	$-
FST Technical Services, LLC	13,943,722	-	-	1,655,256	13,814,627
	$15,750,554	$133,333	$832,752	$1,650,730	$13,814,627

***	Pledged as collateral under the Credit Facility with ING Capital LLC.

(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.
(2)	The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.
(3)	The investments are portfolio companies of Enhanced Equity Fund, L.P. ("EEF"). EEF has guaranteed the portfolio company's obligations to the company pursuant to this investment.
(4)	The investment has an unfunded commitment as of September 30, 2016 which is excluded from the presentation (see Note 12).
(5)	Non-income producing security.
(6)	The investment was formerly known as City Carting Holding Company, Inc. On June 3, 2016, City Carting combined with Tunnel Hill Partners, L.P.

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

September 30, 2016

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

Cash – At September 30, 2016, cash balances totaling $6.7 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.

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

Valuation techniques are applied consistently from period to period, except when circumstances warrant a change to a different valuation technique that will provide a better estimate of fair value. The valuation process begins with each investment being initially valued by the investment professionals of the Company or its Adviser. Preliminary valuation conclusions are then documented and discussed with senior investment professional of the Company and its Adviser. The Investment Committee reviews the valuation of the investment professionals and then determines the fair value of each investment in good faith based on the input of the investment professionals.

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

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were no non-accrual investments as of September 30, 2016 and December 31, 2015.

Other Income – The Company may also receive structuring or closing fees in connection with its investments. Such upfront fees are accreted into income over the life of the investment. These fees are non-recurring in nature.

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

Alcentra BDC Equity Holdings LLC has elected to be a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three and nine months ended September 30, 2016, we recognized a benefit for income tax on unrealized gain on investments of $3.6 million and $3.1 million for the Taxable Subsidiaries, respectively. For the three and nine months ended September 30, 2015, we recognized a benefit for income tax on unrealized gain on investments of $1.1 million and $0.5 million for the Taxable Subsidiaries, respectively. As of September 30, 2016 and December 31, 2015, $6.0 million and $1.4 million was included in the deferred tax asset on the Consolidated Statements of Assets and Liabilities, respectively.

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

Recently Issued Accounting Standards - In April 2015, FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. Amortization of the costs are included in Amortization of deferred financing costs and Amortization of deferred note offering costs. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company adopted this guidance as of January 1, 2016. The new guidance will be applied retrospectively to each prior period presented.

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

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2016 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$—	$—	$95,469,146	$95,469,146
Senior Secured - Second Lien	—	—	94,270,368	94,270,368
Subordinated Debt	—	—	82,358,617	82,358,617
Equity/Other	—	—	33,850,424	33,850,424
Total Investments	$—	$—	$305,948,555	$305,948,555

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2015 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$—	$—	$88,453,325	$88,453,325
Senior Secured - Second Lien	—	—	83,266,558	83,266,558
Subordinated Debt	—	—	80,458,554	80,458,554
Equity/Other	—	—	44,163,174	44,163,174
Total Investments	$—	$—	$296,341,611	$296,341,611

The changes in investments classified as Level 3 are as follows for the nine months ended September 30, 2016 and September 30, 2015.

As of September 30, 2016:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2016	$88,453,325	$83,266,558	$80,458,554	$44,163,174	$296,341,611
Amortized discounts/premiums	144,594	131,754	404,812	-	681,160
Paid in-kind interest	1,386,572	458,903	1,348,038	2,010,973	5,204,486
Net realized gain (loss)	(5,332,826)	11,657	269,964	6,683,040	1,631,835
Net change in unrealized appreciation (depreciation)	3,382,226	(4,086,261)	(3,605,737)	(12,798,141)	(17,107,913)
Purchases	48,899,858	18,793,557	57,230,872	8,178,668	133,102,955
Sales/Return of capital	(41,464,603)	(4,305,800)	(53,747,886)	(14,387,290)	(113,905,579)
Balance as of September 30, 2016	$95,469,146	$94,270,368	$82,358,617	$33,850,424	$305,948,555

Net change in unrealized appreciation(depreciation) from investments still held as of September 30, 2016	$(1,084,115)	$(4,086,262)	$(3,506,057)	$(10,148,417)	$(18,824,851)

As of September 30, 2015:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2015	$97,395,708	$46,748,798	$54,986,207	$51,343,141	$250,473,854
Amortized discounts/premiums	213,171	48,358	89,048	-	350,577
Paid in-kind interest	519,512	34,419	2,123,245	2,180,878	4,858,054
Net realized gain (loss)	2,876	94,675	-	-	97,551
Net change in unrealized appreciation (depreciation)	2,391,120	(218,033)	651,914	(3,398,893)	(573,892)
Purchases	10,728,040	21,297,356	35,000,000	6,756,440	73,781,836
Sales/Return of capital	(29,218,097)	(7,500,000)	(3,333,333)	-	(40,051,430)
Balance as of September 30, 2015	$82,032,330	$60,505,573	$89,517,081	$56,881,566	$288,936,550

Net change in unrealized appreciation(depreciation) from investments still held as of September 30, 2015	$2,289,884	$(40,437)	$246,154	$(3,947,892)	$(1,452,291)

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016:

	Fair Value at			Range
Assets at Fair Value	September 30, 2016	Valuation Technique	Unobservable Input	Of Inputs	Weighted Average

Senior Secured - First Lien	$95,469,146	Yield to Maturity	Comparable Market Rate	9.0% - 17.0%	11.36%

Senior Secured - Second Lien	$94,270,368	Yield to Maturity	Comparable Market Rate	9.6% - 20.1%	12.18%

Senior Subordinated	$82,358,617	Yield to Maturity	Comparable Market Rate	4.0% - 16.0%	12.81%

Preferred Ownership	$10,456,415	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.00x - 13.00x	7.33	x

Common Ownership/ Common Warrants	$23,394,009	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.00x - 13.00x	13.56	x

Total	$305,948,555

As of December 31, 2015:

	Fair Value at			Range
Assets at Fair Value	December 31, 2015	Valuation Technique	Unobservable Input	of Inputs	Weighted Average

Senior Secured - First Lien	$88,453,325	Yield to Maturity	Comparable Market Rate	8.75% - 17.0%	12.29%

Senior Secured - Second Lien	$83,266,558	Yield to Maturity	Comparable Market Rate	10.0% - 13.5%	11.28%

Senior Subordinated	$80,458,554	Yield to Maturity	Comparable Market Rate	8.0% - 26.2%	13.80%

Preferred Ownership	$20,810,175	Market Approach	Enterprise Value/ LTM EBITDA Multiple	6.84x - 8.06x	7.45	x

Common Ownership/ Common Warrants	$23,352,999	Market Approach	Enterprise Value/ LTM EBITDA Multiple	8.97x - 9.14x	9.05	x

Total	$296,341,611

4.	Share Transactions

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

The following table sets forth the number of shares of common stock repurchased by the Company under its share repurchase program for the nine months ended September 30, 2016:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2016	10,509	$10.7700 - $11.2444	$115,828
May 31, 2016	9,547	$11.5596 - $12.3333	114,762
June 30, 2016	6,074	$12.2335 - $12.3586	74,860
	26,130		$305,450

For the nine months ended September 30, 2015 there was no common stock repurchased.

5.	Distributions

The Company intends to make quarterly distributions of available net investment income determined on a tax basis to its stockholders. Distributions to stockholders are recorded on the record date. The amount, if any, to be distributed to stockholders is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, will be distributed at least annually. If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of September 30, 2016 and September 30, 2015, we accrued $117,294 and $0, respectively, for any unpaid potential excise tax liability and have included these amounts within income tax liability on the accompanying Consolidated Statements of Assets and Liabilities.

The following table reflects the Company’s dividends declared and paid on its common stock for the nine months ended September 30, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
March 7, 2016	March 31, 2016	April 7, 2016	$0.340
May 5, 2016	June 30, 2016	July 7, 2016	$0.340
August 4, 2016	September 30, 2016	October 6, 2016	$0.340

The following table reflects the Company’s dividends declared and paid on its common stock for the nine months ended September 30, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
March 10, 2015	March 31, 2015	April 6, 2015	$0.340
May 11, 2015	June 30, 2015	July 6, 2015	$0.340
August 10, 2015	September 30, 2015	October 6, 2015	$0.340

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

The incentive fee consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of the Company’s ‘‘pre-incentive fee net investment income’’ for the immediately preceding quarter, subject to a hurdle rate of 2% per quarter, and is subject to a ‘‘catch-up’’ feature. The “catch-up” feature is intended to provide the Adviser with an incentive fee of 50% of the Company’s “pre-incentive fee net investment income” as if a preferred return did not apply when our net investment income exceeds 2.5% in any quarter. The second part is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date) and equals 20% of our aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable for administrative services under the Investment Advisory Agreement, and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest). Pre-incentive fee net investment income excludes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income until the Company has received such income in cash.

For the three and nine months ended September 30, 2016, the Company recorded expenses for base management fees of $1,335,294 and $3,908,093, respectively, of which $0 and $0, respectively, was waived by the Adviser and $1,335,294 was payable at September 30, 2016. For the three and nine months ended September 30, 2015, the Company recorded expenses for base management fees of $1,273,705 and $3,641,673, respectively, of which none was waived by the Adviser and $1,273,705 was payable at September 30, 2015.

The Adviser agreed to waive its fees (base management and incentive fee), without recourse against or reimbursement by the Company, through the quarter ended June 30, 2015 and to the extent required in order for us to earn a quarterly net investment income to maintain a targeted dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis). For the three and nine months ended September 30, 2016, the Company incurred income-based incentive fees of $607,739 and $2,324,624, respectively, of which none was waived by the Adviser. For the three and nine months ended September 30, 2015, the Company incurred income-based incentive fees of $546,027 and $1,749,155, respectively, of which none was waived by the Adviser. For the three and nine months ended September 30, 2016, the Company incurred capital gains incentive fees of $0 and $0, respectively, of which $0 and $0, respectively, was waived by the Adviser. For the three and nine months ended September 30, 2015, the Company incurred capital gains incentive fees of $(434,217) and $1,001,467, respectively, of which $0 and $1,001,467, respectively, was waived by the Adviser.

7.	Directors' Fees

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

For the three and nine months ended September 30, 2016 the Company recorded directors' fee expense of $83,313 and $232,608, respectively, of which $117,000 was payable at September 30, 2016. For the three and nine months ended September 30, 2015 the Company recorded directors' fee expense of $57,635 and $171,826, respectively, of which $36,500 was payable at September 30, 2015.

8.	Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the nine months ended September 30, 2016 and September 30, 2015.

	For the nine months ended September 30,
	2016	2015
Investment purchases, at cost (including PIK interest and dividends)	$126,263,519	$78,639,890
Investment sales, proceeds (including Principal payments/paydown proceeds)	101,861,657	48,051,430

9.	Alcentra Capital InterNotes®

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

During the nine months ended September 30, 2016, the Company issued $15 million in aggregate principal amount of the Alcentra Capital InterNotes® for net proceeds of $14.7 million. These notes were issued with a stated interest rate of 6.50%, 6.375% and 6.25%. These notes mature on February 15, 2021, June 15, 2021 and July 15, 2021. For the three and nine months ended September 30, 2016, the Company borrowed an average of $54.6 million and $47.9 million with a weighted average interest rate of 6.35% and 6.40%, respectively.

The following table summarizes the Alcentra Capital InterNotes® issued and outstanding during the nine months ended September 30, 2016.

Tenor at	Principal	Interest	Weighted
Origination	Amount	Rate	Average
(in years)	(000’s omitted)	Range	Interest Rate	Maturity Date Range
5	$53,582	6.25% - 6.50%	6.38%	February 15, 2020 - June 15, 2021
7	1,418	6.50% - 6.75%	6.63%	January 15, 2022 - April 15, 2022
	$55,000

During the nine months ended September 30, 2016, we redeemed $0 aggregate principal amount of our Alcentra Capital InterNotes®. The net proceeds of this offering were used to repay outstanding indebtedness under the Credit Facility.

In connection with the issuance of the Alcentra Capital InterNotes®, we incurred $1.196 million of fees which are being amortized over the term of the notes and are included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2016. During the nine months ended September 30, 2016 we recorded $0.257 million of interest costs and amortization of offering costs on the Alcentra Capital InterNotes® as interest expense.

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

On March 2, 2016, we amended certain provisions of the Credit Facility relating to the treatment of approximately $38.6 million in aggregate principal amount of outstanding InterNotes that mature prior to the Credit Facility. Among other things, the amendments to the Credit Facility provide that, in the nine-month period prior to the maturity of these particular InterNotes, which mature between February 15 and April 15, 2020, our ability to borrow under the Credit Facility will be reduced by and in the amount of such InterNotes still outstanding during such time. The Credit Facility is secured primarily by the Company’s assets. Costs of $3.5 million were incurred in connection with obtaining and amending the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility.

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

The Company has made customary representations and warranties and is required to comply with various covenants and reporting requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2016, the Company was in compliance in all material respects with the terms of the Credit Facility.

As of September 30, 2016 and December 31, 2015 the Company had United States dollar borrowings of $70.9 million and $63.5 million outstanding under the Credit Facility, respectively. For the three and nine months ended September 30, 2016, the Company borrowed an average of $46.0 million and $48.2 million with a weighted average interest rate of 3.89% and 3.82%, respectively. For the three and nine months ended September 30, 2015, the Company borrowed an average of $37.5 million and $45.5 million with a weighted average interest rate of 3.56% and 3.52%, respectively.

11.	Market and Other Risk Factors

At September 30, 2016, the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is concentrated in the twenty-three industries listed in Note 13. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

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

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2016 and December 31, 2015, the Company had $4.3 million and $1.0 million in unfunded commitments under loan and financing agreements, respectively. As of September 30, 2016 and December 31, 2015, the Company’s unfunded commitment under loan and financing agreements are presented below.

	As of
	September 30, 2016	December 31, 2015

A2Z Wireless Holdings, Inc.	$-	$1,004,270
Superior Controls, Inc.	2,500,000	-
Healthcare Associates of Texas, LLC	1,300,000	-
IGT	500,000	-
Total	$4,300,000	$1,004,270

13.	Classification of Portfolio Investments

As of September 30, 2016, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$62,508,149	64,283,000	34.81%
Telecommunications	26,778,796	27,534,998	14.91%
Industrial Services	28,238,653	27,326,932	14.80%
Waste Services	26,637,714	23,194,778	12.56%
High Tech Industries	20,400,000	20,507,000	11.11%
Automotive Business Services	20,090,093	20,207,269	10.94%
Industrial Manufacturing	15,451,862	15,596,000	8.45%
Technology & Telecom	14,954,174	13,814,627	7.48%
Education	14,837,424	13,610,173	7.37%
Capital Equipment	12,824,415	13,078,000	7.08%
Security	12,625,000	12,909,589	6.99%
Media: Advertising, Printing & Publishing	11,750,000	10,870,000	5.89%
Oil & Gas Services	13,783,926	9,062,000	4.91%
Environmental/Recycling Services	6,971,326	6,159,326	3.34%
Media & Entertainment	12,576,051	6,001,508	3.25%
Wholesale/Distribution	5,090,909	5,090,909	2.76%
Technology & IT	4,142,089	4,226,622	2.29%
Food & Beverage	5,000,000	3,984,000	2.16%
Aerospace	4,000,000	3,877,000	2.10%
Transportation Logistics	6,028,277	2,352,000	1.27%
Call Center Services	1,190,785	1,200,000	0.65%
Packaging	1,062,821	1,062,821	0.58%
Restoration Services	3,204,126	3	0.00%
Total	$330,146,590	$305,948,555	165.68%

Geographic Region

Eastern	$84,555,770	$79,922,044	43.28%
South	86,261,157	78,198,435	42.35%
Mid West	48,820,923	48,783,263	26.42%
South East	46,090,373	39,817,824	21.56%
South West	29,779,174	28,864,627	15.63%
North East	15,732,874	15,933,622	8.63%
West	18,906,319	14,428,740	7.81%
Total	$330,146,590	$305,948,555	165.68%

Investment Type

Senior Secured - First Lien	$96,440,709	$95,469,146	51.70%
Senior Secured - Second Lien	98,105,480	94,270,368	51.05%
Senior Subordinated	85,864,674	82,358,617	44.60%
Equity/Other	49,735,727	33,850,424	18.33%
Total	$330,146,590	$305,948,555	165.68%

*Fair value as a percentage of Net Assets

As of December 31, 2015, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$38,677,488	$40,672,488	20.85%
Infrastructure Maintenance	17,611,477	22,894,780	11.74%
Waste Services	23,743,476	22,743,634	11.66%
Automotive Business Services	19,963,981	19,963,981	10.24%
Telecommunications	17,829,891	18,825,219	9.65%
Transportation Logistics	15,475,386	15,475,386	7.93%
Technology & Telecom	14,466,264	13,943,722	7.15%
Education	14,338,600	13,890,332	7.12%
Restoration Services	12,830,771	13,232,437	6.78%
Oil & Gas Services	13,127,489	13,127,489	6.73%
Wholesale	10,330,768	12,753,733	6.54%
Healthcare: Orthopedic Products	11,810,851	12,000,000	6.15%
Media: Advertising, Printing & Publishing	11,750,000	11,750,000	6.02%
Industrial Services	10,203,840	10,068,757	5.16%
Security	9,500,000	9,500,000	4.87%
High Tech Industries	5,168,000	7,007,913	3.59%
Media & Entertainment	12,323,985	6,860,544	3.53%
Environmental/Recycling Services	6,623,154	6,095,154	3.13%
Wholesale/Distribution	5,981,818	5,981,818	3.07%
Technology & IT	4,869,375	4,968,750	2.55%
Aerospace	4,000,000	4,000,000	2.05%
Packaging	3,792,657	3,792,657	1.94%
Food & Beverage	5,000,000	3,788,000	1.94%
Disaster Recovery Services	12,823,731	1,804,817	0.93%
Call Center Services	1,188,731	1,200,000	0.62%
Total	$303,431,733	$296,341,611	151.94%

Geographic Region
South East $	78,199,153	$80,722,968	41.39%
Eastern	51,779,326	54,523,091	27.95%
South	67,214,814	54,400,549	27.89%
West	34,068,929	34,419,331	17.65%
Mid West	32,695,872	33,163,200	17.00%
South West	18,466,264	17,943,722	9.20%
North East	11,007,375	11,168,750	5.73%
North West	10,000,000	10,000,000	5.13%
Total	$303,431,733	$296,341,611	151.94%

Investment Type
Senior Secured - First Lien	$92,807,114	$88,453,325	45.35%
Senior Secured - Second Lien	83,015,409	83,266,558	42.69%
Senior Subordinated	80,358,874	80,458,554	41.26%
Equity/Other	47,250,336	44,163,174	22.64%
Total	$303,431,733	$296,341,611	151.94%

*Fair value as a percentage of Net Assets

14.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for one share of common stock for the nine months ended September 30, 2016 and September 30, 2015.

	For the nine months ended	For the nine months ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)
Per share data(1)
Net asset value, beginning of period	$14.43	$14.87

Net investment income (loss)	1.21	1.09
Net realized and unrealized gains (losses)	(1.16)	(0.06)
Benefit for taxes on unrealized appreciation on investments	0.23	0.04
Net increase (decrease) in net assets resulting from operations	0.28	1.07

Distributions to shareholders:(2)
From net investment income	(1.02)	(1.02)

Net asset value, end of period	$13.69	$14.92
Market value per share, end of period	$12.99	$11.59

Total return based on net asset value(3)(4)	1.9%	7.2%
Total return based on market value(3)(4)	20.8%	0.9%

Shares outstanding at end of period	13,490,636	13,516,766

Ratio/Supplemental Data:
Net assets, at end of period	$184,658,193	$201,733,672
Ratio of total expenses before waiver to average net assets(5)	9.36%	7.60%
Ratio of interest expenses to average net assets(5)	3.47%	2.31%
Ratio of incentive fees to average net assets(5)	1.62%	1.82%
Ratio of waiver of management and incentive fees to average net assets(5)	—%	0.66%
Ratio of net expenses to average net assets(5)	9.36%	6.94%
Ratio of net investment income (loss) before waiver to average net assets(5)	11.37%	9.12%
Ratio of net investment income (loss) after waiver to average net assets(5)	11.37%	9.78%

Total Credit Facility payable outstanding	$70,872,238	$52,654,738
Total Notes payable outstanding	$55,000,000	$40,000,000

Asset coverage ratio(6)	2.5	3.2
Portfolio turnover rate(4)	35%	18%

(1)	The per share data was derived by using the average shares outstanding during the period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Not Annualized.
(5)	Annualized.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

15.	Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we have subsidiaries that are not required to be consolidated. We have certain unconsolidated significant subsidiaries that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the nine months ended September 30, 2016 and as of and for the year ended December 31, 2015.

	As of		For the nine months ended
Balance Sheet	September 30, 2016	Income Statement	September 30, 2016

Current Assets	5,202,602	Net Sales	9,830,872
Noncurrent Assets	18,428,919	Gross Profit	3,422,132
Current Liabilities	1,355,589	Net Income/EBITDA	2,263,233
Noncurrent Liabilities	13,092,339

	As of		For the year ended
Balance Sheet	December 31, 2015	Income Statement	December 31, 2015

Current Assets	9,799,192	Net Sales	26,808,399
Noncurrent Assets	25,016,525	Gross Profit	4,817,956
Current Liabilities	3,982,975	Net Income (Loss)	(8,829,955)
Noncurrent Liabilities	20,000,000

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

DRC Emergency Services, LLC (“DRC”) was sold to a third party on January 19, 2016. As such, summary financial information for DRC is included for the year ended December 31, 2015 and is not included for the nine months ended September 30, 2016.

16.	Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

Subsequent to September 30, 2016, the following activity occurred:

On October 6, 2016, a $0.34 per share dividend was paid to shareholders of record as of September 30, 2016.

On October 19, 2016, Alcentra sold its interest in Tunnel Hill in a secondary sale for $10,153,722.

On October 21, 2016, Alcentra sold its equity interest in Media Storm and Dentistry for Children in a secondary sale for $3,782,540.

On October 21, 2016, Alcentra assigned $8.0 million of its interest in LRI to a third party.

On October 24, 2016, Alcentra invested $6.0 million in Lugano Diamond and Jewelry, Inc (Libor + 10.75 Senior Secured Note).

On October 27, 2016, Alcentra invested $10.0 million in Safe Security (13.0% Cash/1.0% PIK Subordinated Note).

On October 28, 2016, Aphena Pharma repaid its debt investment in the amount of $1.1 million.

On November 1, 2016, after receiving more information on a recapitalization, we surrendered our preferred shares and warrant units as part of the recapitalization of a remediation services company. As a result, we realized a loss in the amount equal to the unrealized depreciation recorded on these investments as of September 30, 2016.

On November 3, 2016, the Board of Directors approved the 2016 fourth quarter dividend of $0.34 per share for shareholders of record date December 31, 2016 and payable January 5, 2017.

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

During the three months ended September 30, 2016, we invested $51.8 million in debt and equity investments in three new portfolio companies and two add on investments. These investments consisted of senior secured loans ($18.0 million, or 34.7%), second lien notes ($3.1 million, or 6.0%), subordinated notes ($29.7 million, or 57.3%), and equity securities ($1.0 million, or 1.9%). During the three months ended September 30, 2016 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $30.1 million. During the three months ended September 30, 2015, we invested $21.2 million in debt investments in two new portfolio companies and one add on investment. These investments consisted of senior secured loans ($1.7 million, or 8.1%), second lien notes ($4.0 million, or 18.8%) and subordinated notes ($15.5 million, or 73.0%). During the three months ended September 30, 2015, we received proceeds from repayments of principal, including return of capital dividends and realized gains, of $15.8 million.

As of September 30, 2016, the fair value of our investment portfolio totaled $305.9 million and consisted of 35 portfolio companies. As of September 30, 2016, 57% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 43% bore interest at fixed rates. Our average portfolio company investment at amortized cost and fair value was approximately $9.1 million and $8.5 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $19.0 million and $19.0 million, respectively.

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

The weighted average yield on debt investments as of September 30, 2016 and December 31, 2015 was 11.8% and 12.4%, respectively. The weighted average yields were computed using the effective interest rates for debt investments as of September 30, 2016 and December 31, 2015, including the accretion of original issue discount.

The following table shows the portfolio composition by investment type at fair value and cost with the corresponding percentage of total investments:

	Fair Value				Cost
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
	(dollars in thousands)
Senior Secured - First Lien	$95,469	31.2%	$88,453	29.9%	$96,441	29.2%	$92,807	30.6%
Senior Secured - Second Lien	94,270	30.8%	83,267	28.1%	98,105	29.7%	83,015	27.4%
Senior Subordinated	82,359	26.9%	80,459	27.1%	85,865	26.0%	80,360	26.5%
Equity/Other	33,850	11.0%	44,163	14.9%	49,736	15.1%	47,250	15.6%
Total	$305,949	100.0%	$296,342	100.0%	$330,146	100.0%	$303,432	100.0%

The following table shows portfolio composition by geographic region at fair value and cost with the corresponding percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	30-Sep-16		31-Dec-15		30-Sep-16		31-Dec-15
	(dollars in thousands)
Eastern	95,856	31.3%	65,692	22%	$100,289	30.4%	62,787	21%
Mid West	48,783	15.9%	33,163	11%	$48,821	14.8%	32,696	11%
South	$78,198	25.6%	$54,401	18%	$86,261	26.1%	$67,215	22%
South Eastern	39,818	13.0%	80,723	27%	$46,090	14.0%	78,199	26%
South West	28,865	9.4%	17,944	6.1%	$29,779	9.0%	18,466	6.1%
West	14,429	4.7%	44,419	15%	$18,906	5.7%	44,069	15%
Total	$305,949	100%	$296,342	100%	$330,146	100%	$303,432	100%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015

Healthcare Services	21.01%	17.77%	18.93%	16.64%
Telecommunications	9.00%	6.35%	8.11%	5.88%
Industrial Services	8.93%	3.40%	8.56%	3.36%
Waste Services	7.58%	7.67%	8.07%	7.82%
High Tech Industries	6.70%	2.36%	6.18%	1.70%
Automotive Business Services	6.60%	6.74%	6.09%	6.58%
Industrial Manufacturing	5.11%	0.00%	4.69%	0.00%
Technology & Telecom	4.52%	4.71%	4.53%	4.77%
Education	4.45%	4.69%	4.49%	4.73%
Capital Equipment	4.27%	0.00%	3.88%	0.00%
Security	4.22%	3.21%	3.82%	3.13%
Media: Advertising, Printing & Publishing	3.55%	3.97%	3.56%	3.87%
Oil & Gas Services	2.96%	4.43%	4.18%	4.33%
Environmental/Recycling Services	2.01%	2.06%	2.11%	2.18%
Media & Entertainment	1.96%	2.32%	3.81%	4.06%
Wholesale/Distribution	1.66%	6.32%	1.54%	5.38%
Technology & IT	1.38%	1.68%	1.25%	1.60%
Food & Beverage	1.30%	1.28%	1.51%	1.65%
Aerospace	1.27%	1.35%	1.21%	1.32%
Transportation Logistics	0.77%	5.22%	1.83%	5.10%
Call Center Services	0.39%	0.40%	0.36%	0.39%
Packaging	0.36%	1.28%	0.32%	1.25%
Infrastructure Maintenance	0.00%	7.73%	0.00%	5.80%
Restoration Services	0.00%	4.47%	0.97%	4.23%
Disaster Recovery Services	0.00%	0.59%	0.00%	4.23%
Grand Total	100.00%	100.00%	100.00%	100.00%

$100.9 million of the portfolio (33%) had a first credit exposure at 0.0x – 1.0x EBITDA; $133.2 million of the portfolio (44%) had a first credit exposure at 1.0x – 3.0x EBITDA; $28.8 million of the portfolio (10%) had a first credit exposure at 3.0x – 4.0x EBITDA; $1.0 million of the portfolio (0%) had a first credit exposure at 4.0x – 4.5x EBITDA; and $39.6 million of the portfolio (13%) had a first credit exposure at >4.5x EBITDA.

Portfolio Asset Quality

We currently do not use a rating system to monitor portfolio performance. As the portfolio grows in size, we would expect to implement a portfolio rating system.

Non-Accrual

We will generally not accrue interest on loans and debt securities if principal or interest cash payments are past due 30 days or we have reason to doubt our ability to collect such interest.

As of September 30, 2016 and December 31, 2015, we had one loan on non-accrual status, a specialty trucking logistics company.

Discussion and Analysis of Results of Operations

Comparison of three months ended September 30, 2016 and September 30, 2015

Investment Income

For the three months ended September 30, 2016, total investment income was $9.1 million, an increase of $0.6 million, or 7.2% over the $8.5 million of total investment income for the three months ended September 30, 2015. This increase was primarily attributable to the new investments as well as prepayment penalties on the sale of DBI Holdings, Inc.

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

Expenses

For the three months ended September 30, 2016, total expenses were $4.3 million, which was an increase of $0.9 million, or 28.7%, over the $3.4 million for the three months ended September 30, 2015. Interest and financing expenses for the three months ended September 30, 2016 were $1.8 million, an increase of $0.4 million from $1.4 million for the three months ended September 30, 2015. This is due to (i) the additional issuance of $4.5 million in Alcentra Capital Internotes® and (ii) increased borrowings in the credit facility for investing purposes. The base management fee increased $0.06 million, or 4.8%, to $1.3 million for the three months ended September 30, 2016 due to higher average total assets less cash and cash equivalents than the comparable period in 2015. The income-based incentive fee for the three months ended September 30, 2016 was $0.6, an 11.3% increase from the comparable period in 2015. The capital gains incentive fee was $0 for the period ending September 30, 2016, a decrease of $0.4 million from comparable period in 2015. The administrative service fee, professional fees and other general and administrative expenses totaled $0.52 million for the three months ended September 30, 2016 compared to a total of $0.55 million for the three months ended September 30, 2015.

Net Investment Income

Net investment income for the three months ended September 30, 2016 was $4.8 million, a decrease of $0.35 million, or (6.9)%, compared to net investment income of $5.1 million during the three months ended September 30, 2015 as a result of the $0.6 million increase in total investment income and the $0.9 million increase in total expenses.

Net Increase in Net Assets Resulting From Operations

For the three months ended September 30, 2016, the net realized gain from portfolio investments was $8.8 million largely due to the sale of DBI Holdings, Inc.

During the three months ended September 30, 2016, we recorded a net change in unrealized depreciation from portfolio investments of $19.0 million attributable to the (i) reversal of the unrealized gain on DBI Holdings, (ii) a sale of equity investments in a secondary transaction and (iii) a writedown in a weather related portfolio company. We have not received financial statements for this company, since June 2016 and understand that it may be seeking to effectuate a recapitalization transaction in the near term. As a result, the fair value of our investment has been written down to a de minimis amount, and management believes that recovery is unlikely. During the three months ended September 30, 2015, the net change in unrealized depreciation was $3.2 million.

As a result of these events, our net decrease in net assets resulting from operations during the three months ended September 30, 2016 was $1.8 million, a decrease of $5.1 million, compared to a net increase in net assets resulting from operations of $3.2 million during the three months ended September 30, 2015.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the "Taxable Subsidiaries"). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are "pass through" entities for tax purposes and continue to comply with the "source income" requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended September 30, 2016, we recognized a benefit for income tax on unrealized gains on investments of $3.5 million.

Comparison of nine months ended September 30, 2016 and September 30, 2015

Investment Income

For the nine months ended September 30, 2016, total investment income was $29.7 million, an increase of $4.4 million, or 17.7%, over the $25.2 million of total investment income for the nine months ended June 30, 2015. The increase was primarily attributable to a $1.9 million increase in income resulting largely from an increase in the size of the portfolio, as well as fee income of $2.5 million.

Expenses

For the nine months ended September 30, 2016, total expenses, including income tax provision, were $13.4 million, an increase of $2.9 million or 28.1%, over the $10.5 million of total expenses after the waiver of capital gains incentive fees for the nine months ended September 30, 2015. Interest and financing expenses for the nine months ended September 30, 2016 were $5.1 million, an increase of $1.6 million or 45%, compared to $3.5 million for the nine months ended September 30, 2015 as a result of interest and commitment fees related to the Credit Facility as well as the additional cost from the issuance of $15 million of InterNotes. The base management fee increased $0.3 million, or 7.3%, to $3.9 million for the nine months ended September 30, 2016 due to higher average total assets less cash and cash equivalents than the comparable period in 2015. The incentive fee for the nine months ended September 30, 2016 was $2.3 million, a $0.06 million, or 32.9%, increase from the $1.7 million incentive fee for the nine months ended September 30, 2015. There was no capital gains incentive fee during the 2016 period. The administrative service fee, professional fees and other general and administrative expenses totaled $2.1 million for the nine months ended September 30, 2016 compared to $1.6 million for the nine months ended September 30, 2015, a 32.5% increase due largely to one-time expenses of $0.1 million or 22% of the variance.

Net Investment Income

Net investment income for the nine months ended September 30, 2016 was $16.3 million, which was an increase of $1.5 million, or 10.3%, compared to net investment income of $14.8 million during the nine months ended September 30, 2015 as a result of the $4.4 million increase in total investment income and the $2.9 million increase in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the nine months ended September 30, 2016, the total net realized gain on investments was $1.6 million and was comprised of $11.2 million in gross realized losses and $12.8 in gross realized gains. Significant realized gains (losses) for the nine months ended September 30, 2016 are summarized as follows:

Portfolio Company	Realization Event	Net Realized Gain/(Loss) (in millions)

DRC Emergency Services	Sale of Portfolio Company	$(11.3)
Health Fusion	Exit of Portfolio Company	1.7
ACT Lighting	Exit of Portfolio Company	1.4
Net Access Systems	Exit of Portfolio Company	0.3
Response Team	Exit of Portfolio Company	0.2
DBI Holdings, LLC	Exit of Portfolio Company	9.3
		$1.6

For the nine months ended September 30, 2015, the total realized gain on investments was $0.1 million.

During the nine months ended September 30, 2016, we recorded a net change in unrealized depreciation on investments of $17.1 million attributable to (i) the net unrealized loss on exits, repayments or sale of investments $2.1 (ii) a write down of various other portfolio companies  of 2.9 million and (iii) the unrealized depreciation of $12.0 million on watchlist securities as well as a weather related portfolio company. We have not received financial statements for one of our portfolio companies since June 2016 and understand that it may be seeking to effectuate a recapitalization transaction in the near term. As a result, the fair value of our investment has been written down to a de minimis amount, and management believes that recovery is unlikely.   During the nine months ended September 30, 2015, we recorded a net change in unrealized depreciation on investments of $0.7 million attributable to (i) net unrealized depreciation of $4.4 million on debt investments and (ii) net unrealized appreciation of $3.8 million on debt and equity investments. As a result of these events, our net increase in net assets resulting from operations during the nine months ended September 30, 2016, after benefit for taxes, was $3.8 million, or a decrease of $10.8 million, compared to a net increase in net assets resulting from operations of $14.6 million during the prior year period.

Liquidity and Capital Resources

As of September 30, 2016, we had $6.7 million in cash and cash equivalents and our net assets totaled $184.6 million. We believe that our current cash and cash equivalents on hand, our credit facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from future debt offerings and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the nine months ended September 30, 2016, we experienced a net increase in cash and cash equivalents in the amount of $1.8 million. During that period, we used $5.6 million in cash from operating activities, primarily from investments in new portfolio companies (of approximately $121 million which was partially offset by the return of capital of approximately $102 million and by the net change in unrealized depreciation of $17.1 million). During the same period, financing activities provided for cash of $7.5 million primarily due to the borrowing of the credit facility and the additional issuance of notes.

For the nine months ended September 30, 2015, we experienced an increase in cash and cash equivalents in the amount of $1.4 million. During that period, our operating activities used $12.9 million in cash, primarily in connection with the purchase/repayments of investments.. In addition, financing activities increased cash by $14.4 million primarily from the issuance of the InterNotes. As of September 30, 2015, we had $11.5 million of cash on hand.

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

As of September 30, 2016, we are in compliance with all covenants of the Credit Facility and there was $70.9 million outstanding.

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. We were in compliance with the asset coverage ratios at all times. As of September 30, 2016 our asset coverage ratio was 253.3%.

Recently Issued Accounting Standards

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs , which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. Amortization of the costs are included in Amortization of deferred financing costs and Amortization of deferred note offering costs. This guidance is effective for annual and interim periods beginning after December 15, 2015. We have adopted this guidance as of March 31, 2016. The new guidance will be applied retrospectively to each prior period presented.

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

In addition, Alcentra pays the Adviser an incentive fee under the Advisory Agreement which consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of our "pre-incentive fee net investment income" for the immediately preceding quarter, subject to a hurdle rate of 2% per quarter, and is subject to a "catch-up" feature. The “catch-up” feature is intended to provide the Adviser with an incentive fee of 50% of the Company’s “pre-incentive fee net investment income” as if a preferred return did not apply when our net investment income exceeds 2.5% in any quarter. The second part is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the Advisory Agreement, as of the termination date) and equals 20% of ACC's aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. See Note 6.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2016, we had off-balance sheet arrangements consisting of three unfunded commitments totaling $4.3 million. As of December 31, 2015, we had one unfunded commitment totaling $1.0 million.

Recent Developments

Subsequent to September 30, 2016, the following activity occurred:

On October 6, 2016, a $0.34 per share dividend was paid to shareholders of record as of September 30, 2016.

On October 19, 2016, Alcentra sold its interest in Tunnel Hill in a secondary sale for $10,153,722.

On October 21, 2016, Alcentra sold its equity interest in Media Storm and Dentistry for Children in a secondary sale for $3,782,540.

On October 21, 2016, Alcentra assigned $8.0 million of its interest in LRI to a third party.

On October 24, 2016, Alcentra invested $6.0 million in Lugano Diamond and Jewelry, Inc (Libor + 10.75 Senior Secured Note).

On October 27, 2016, Alcentra invested $10.0 million in Safe Security (13.0% Cash/1.0% PIK Subordinated Note).

On October 28, 2016, Aphena Pharma repaid its debt investment in the amount of $1.1 million.

On November 1, 2016, after receiving more information on a recapitalization, we surrendered our preferred shares and warrant units as part of the recapitalization of a remediation services company. As a result, we realized a loss in the amount equal to the unrealized depreciation recorded on these investments as of September 30, 2016.

On November 3, 2016, the Board of Directors approved the 2016 fourth quarter dividend of $0.34 per share for shareholders of record date December 31, 2016 and payable January 5, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. All of the floating rate loans in the portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For the three months ended September 30, 2016, 16 loans in the portfolio bore interest at floating rates, or 57% of the fair value of our portfolio. For the year ended December 31, 2015, 14 of the loans in the portfolio bore interest at floating rates, or 52% of the fair value of our portfolio. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of September 30, 2016, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one or two percent increase in LIBOR would have less than a 2.5% effect on our portfolio’s income. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. As of September 30, 2016 and September 30, 2015, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table summarizes our share repurchases under our stock repurchase program for the nine months ended September 30, 2016:

	Jan	Feb	March	April	May	June	July	August	September
	2016	2016	2016	2016	2016	2016	2016	2016	2016
Dollar amount repurchased	—	—	$115,408	—	$114,762	$102,966	—	—	—
Shares repurchased	—	—	10,509	—	9,547	8,364	—	—	—
Average price per share (including commission)	N/A	N/A	$11.26	N/A	$11.98	$12.27	—	—	—
Weighted average discount to net asset value	N/A	N/A	21.84%	N/A	15.1%	13.37%	—	—	—

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On November 3, 2016, the Board of Directors elected Steven Reiff as a director of the Company. Mr. Reiff’s election is effective as of January 1, 2017.  In connection with his election, the Board of Directors increased the size of the Board of Directors to seven directors as of January 1, 2017. The Board of Directors has determined that Mr. Reiff qualifies as an independent director under the 1940 Act and the Nasdaq listing standards. There are no arrangements or understandings between Mr. Reiff and any other persons pursuant to which he was selected as a director. There are no current or proposed transactions between the Company and Mr. Reiff or his immediate family members that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

Mr. Reiff will hold office for a term expiring in 2017. He will serve on the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee of the Board of Directors. Mr. Reiff will be entitled to applicable retainer and meeting fees.

Steven Reiff is President and CEO of Beechmax, Inc. and the Beechwood Company, a Pittsburgh, PA family office, a position he assumed in May 2014. Mr. Reiff was previously the National Director of Investment Advisory, Analytics and Solutions for BNY Mellon Private Wealth Management. In this role, he oversaw design of the investment architecture, product strategy, product development and investment advisory functions of the organization. Mr. Reiff served on the majority of the investment committees which were responsible for strategy, asset allocation and investment solutions for all clients. Before joining BNY Mellon, Mr. Reiff was a managing partner of Bank One’s Investor Advisors’ Wealth Management business. Earlier in his career, he assisted clients in their investments in alternative strategies and alternative asset classes including venture capital and hedge funds. Mr. Reiff’s banking experience includes three years of international banking based in Europe. Prior to his career in banking, Steven held positions in strategic planning and sales management in the information services business of IBM and Control Data Corporation.

Item 6.  Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

11.1	Computation of Per Share Earnings (1)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Accounting Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Included in the notes to the consolidated financial statements contained in this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 3, 2016

By:	/s/ Paul J. Echausse
Name: Paul J. Echausse
Title: Chief Executive Officer and President

By:	/s/ Ellida McMillan
Name: Ellida McMillan
Title: Chief Accounting Officer, Secretary, and Treasurer

