Form 10-K
period 2016-12-31
Alcentra Capital Corp
filed 2017-03-10
CIK 1578620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01064

ALCENTRA CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	42-2961489
(State of Incorporation)	(I.R.S. Employer Identification Number)

200 Park Avenue, 7th Floor New York, NY	10166
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 922-8240

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed fiscal quarter was approximately $161,548,652 million based upon the last sale price for the Registrant’s common stock on that date.

There were 13,496,128 shares of the Registrant’s common stock outstanding as of March 9, 2017.

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
ENDED DECEMBER 31, 2016

i

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our,” and the “Company” refer to Alcentra Capital Corporation; and
•	The “Adviser” and “Alcentra NY” refers to Alcentra NY, LLC, our investment advisor.
Item 1.	Business

General

Alcentra Capital Corporation

We are a specialty finance company that operates as a non-diversified, closed-end management investment company. We have elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, which we refer to as the 1940 Act. In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, which we refer to as the Code.

We provide customized debt and equity financing solutions to lower middle-market companies, which we define as companies having annual earnings, before interest, taxes, depreciation and amortization, or EBITDA, of between $5 million and $25 million, and/or revenues of between $10 million and $100 million, although we may selectively make investments in larger or smaller companies. Our investments typically range in size from $5 million to $15 million.

Our Adviser has a history of investing in companies that seek capital to use for growth initiatives, change in ownership in leveraged buyouts or a generational change of ownership, or what we refer to as Growth Companies. We define a Growth Company as a company that has experienced growth of at least two to three times the growth rate of gross domestic product, or GDP, or have a catalyst to achieve that type of growth. It has been the experience of our Adviser’s investment team that Growth Companies typically incur less leverage than larger companies in order to maintain the financial flexibility to continue to invest in the growth of their businesses. In the experience of our Adviser’s investment team, our targeted industry sectors tend to have a greater proportion of Growth Companies and therefore offer greater investment opportunities to pursue. Our targeted industry sectors are: healthcare and pharmaceutical services; defense, aerospace, homeland security and government services; business and outsourced services; and energy services. We may also make investments in portfolio companies that do not possess these characteristics or are outside of these industry sectors.

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

Portfolio Composition

We originate and invest primarily in lower middle-market companies (typically those with $5.0 million to $25.0 million of EBITDA) through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment. From time to time, we may invest in companies that are larger than this but exhibit good growth characteristics.

As of December 31, 2016, we had $276.3 million (at fair value) invested in 32 portfolio companies. Our portfolio included approximately 34.6% of first lien debt, 30.7% of second lien debt, 26.8% of mezzanine debt and 7.8% of equity investments at fair value. At December 31, 2016, our average portfolio company investment at amortized cost and fair value was approximately $8.8 million and $8.4 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $15.1 million and $15.1 million, respectively. At December 31, 2016, 58% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 42% bore interest at fixed rates. We intend to continue to re-balance our portfolio going forward with more investments that are floating rate loans.

The weighted average yield on all of our debt investments as of December 31, 2016 was approximately 11.7%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio. The weighted average yield was computed using the effective interest rates for all of our debt investments, which represents the interest rate on our debt investment restated as an interest rate payable annually in arrears and is computed including cash and payment in kind, or PIK interest, as well as accretion of original issue discount. As a result, the weighted average yield figure set forth above does not represent the cash interest payments we received on our debt investments during the period noted above. In this regard, the weighted average cash yield on all of our debt investments as of December 31, 2016 was approximately 10.7%. These yields do not include the dividends, including PIK dividends, received on our preferred equity investments. PIK dividends on preferred equity functions in much the same way as PIK interest on debt investments in that it is paid in the form of additional preferred securities and not cash. There can be no assurance that the weighted average yield and the weighted average cash yield will remain at their current levels.

The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies are not rated by any rating agency. If such investments were rated, we believe that they would likely receive a below-investment grade rating from a nationally recognized statistical rating organization, which is often referred to as “high-yield” and “junk.” Exposure to below-investment grade securities involves certain risks, and those securities are viewed as having predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, a substantial portion of our investment portfolio consists of debt investments for which issuers are not required to make principal payments until the maturity of the loans, which may result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. As of December 31, 2016, approximately 15.3% of the income we received from our portfolio companies was in the form of non-cash income, such as contractual pay-in-kind, or PIK, interest. Since PIK interest involves us recognizing income without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement applicable to RICs. Our failure to meet the annual distribution requirements could reduce the amounts available for distributions. In addition, the PIK feature of our subordinated debt and preferred equity investments increases our credit risk exposure over the life of the investments given that it increases the amounts that our portfolio companies will ultimately be required to pay us. Furthermore, we have not previously been required to manage our portfolio in accordance with the RIC asset diversification requirements. See “Item 1.A. Risk Factors — If we are unable to meet the RIC asset diversification requirements, we may fail to qualify as a RIC” and “— PIK interest payments we receive increase our assets under management and, as a result, increases the amount of base management fees and incentive fees payable by us to our Adviser”.

Organizational Structure

The following chart shows the ownership structure and various entities affiliated with us and our Adviser.

(1)	For tax purposes, certain equity investments purchased are held by a wholly-owned subsidiary of ours.

Our Adviser

Our investment activities are managed by Alcentra NY, our investment adviser. Alcentra NY is the U.S. subsidiary of Alcentra Group, an asset management platform focused on below-investment grade credit, often referred to as “high-yield” and “junk.” Alcentra Group has offices in London, New York and Boston and representatives in Singapore and Hong Kong. Alcentra Group manages more than 75 investment vehicles and accounts totaling more than $30.9 billion in assets.

Our Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.

Our Adviser’s investment team is led by Paul J. Echausse, our President and Chief Executive Officer, and David Scopelliti, our Senior Vice President. Mr. Echausse was a founding member of Alcentra Middle Market in 1998 through the investment of subordinated debt investments on the Bank of New York platform. Our Investment Committee is comprised of Paul J. Echausse, our President and Chief Executive Officer, Paul Hatfield, Chairman of our board of directors, Kevin Bannon, David Scopelliti, our Senior Vice President, Ellida McMillan, our Chief Accounting Officer and Branko Krmpotic. Members of our Investment Committee together with other investment professional of our Adviser, collectively have more than 60 years of such experience investing and lending across changing market cycles. As of December 31, 2016, the investment professionals of our Adviser have invested more than $800 million in debt and equity securities of primarily lower middle-market companies.

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

Alcentra Middle Market

Alcentra Middle Market, a division of Alcentra NY, has sponsored three private investment funds that focus on subordinated debt and equity investments in middle market companies, each of which is managed by Alcentra NY. Fund III, the last of the private investment funds, was formed in 2010 and is owned by institutional, family office and private wealth investors. The Alcentra Middle Market professionals have worked together for more than 12 years and as of December 31, 2016 have invested more than $800 million in lower middle-market companies.

Alcentra Middle Market combines significant credit analysis, structuring capability and transactional experience within the larger credit investment platform of the Alcentra Group.

Alcentra Group and BNY Mellon

The Alcentra Group was formed in 2002 through the merger of two asset management divisions from Barclays Bank Plc in the United Kingdom and Imperial Credit Industries, Inc. In January 2006, Alcentra Group was purchased by BNY Mellon. As a wholly-owned subsidiary of Bank of New York Mellon Corporation, which we refer to as BNY Mellon, the Alcentra Group manages approximately $30.9 billion in below-investment grade debt assets across more than 75 investment vehicles and funds. The Alcentra Group collectively employed 127 investment professionals as of December 31, 2016. Alcentra Group is the specialist below-investment grade debt manager within BNY Mellon’s group of asset management boutiques.

BNY Mellon is one of the largest bank holding companies in the U.S. with a market capitalization of approximately $49.6 billion and is also one of the largest securities servicing organizations with $29.9 trillion of assets under custody and administration and boasts a global platform across 35 countries as of December 31, 2016. BNY Mellon is a substantial player in asset management with approximately $1.6 trillion of assets under management as of December 31, 2016.

BNY Mellon also maintains a substantial “Wealth Management” business that provides investment advisory services to high net worth individuals, families and family offices. As of December 31, 2016, BNY Mellon’s Wealth Management business has 41 offices, many of which are in major metropolitan offices throughout the country, and manages more than $200 billion on behalf of their clients. BNY Mellon’s Wealth Management group interacts regularly with privately owned businesses and the family owners thereof. The Alcentra Middle Market team maintains an active calling program on these offices as a source of deal flow and deal referrals. We utilize our access to the BNY Wealth Management platform as an important component of our network of relationships in sourcing investment opportunities.

Credit Facility

In connection with the IPO, we entered into a senior secured revolving credit agreement (Credit Facility) with ING Capital LLC, as administrative agent and lender. The Credit Facility had an initial commitment of $80 million with an accordion feature that allows for an increase in total commitments to $160 million. The Credit Facility was amended on August 11, 2015 to increase the accordion feature to allow for a future increase of the total commitments up to $250,000,000, subject to satisfaction of certain conditions at the time of any such future increase. As amended, the Credit Facility has a maturity date of August 11, 2020 and bears interest, at our election, at a rate per annum equal to (i) 2.25% plus the highest of a prime rate, the Federal Funds rate plus 0.5%, three month LIBOR plus 1.0% and zero or (ii) 3.00% plus the one, three or six month LIBOR rate, as applicable. At such time as we and certain of our subsidiaries reach a combined net worth of $230 million, the interest rate per annum will be reduced to (i) 2.00% plus the highest of a prime rate, the Federal Funds rate plus 0.5%, three month LIBOR plus 1%, and zero or (ii) 3.00% plus the one, three or six month LIBOR rate, as applicable. On March 2, 2016, we amended certain provisions of the Credit Facility relating to the treatment of approximately $38.6 million in aggregate principal amount of outstanding InterNotes that mature prior to the Credit Facility. Among other things, the amendments to the Credit Facility provide that, in the nine-month period prior to the maturity of these particular InterNotes, which mature between February 15 and April 15, 2020, our ability to borrow under the Credit Facility will be reduced by and in the amount of such InterNotes still outstanding during such time. The Credit Facility is secured by a first priority security interest in all of our portfolio investments, the equity interests in certain of its direct and indirect subsidiaries and substantially all of its other assets. We are also subject to customary covenants and events of default typical of a facility of this type. As of December 31, 2016, borrowings under the Credit Facility were $39.1 million.

Business Strategy

Our investment objective is to generate both current income and capital appreciation primarily by making direct investments in lower middle-market companies in the form of senior debt, unitranche, second lien, subordinated debt and, to a lesser extent, senior debt and minority equity investments. The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies will not be rated by any rating agency. If such investments were rated, we believe that they would likely receive a rating below-investment grade, which is often referred to as “high-yield” and “junk.” While our primary investment focus is to make loans to, and selected equity investments in, privately-held lower-middle-market companies, we may also make selective investments in larger or smaller companies.

Our business strategy to achieve our investment objective consists of (1) identifying market opportunity; (2) utilizing our competitive advantages; (3) evaluating investment opportunities and (4) sourcing, structuring and supervising investments.

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

Growth Companies Typically Pursue Mezzanine Debt Cost Efficient Capital.  Mezzanine debt can be an effective source of capital for companies experiencing rapid growth. We typically focus on companies that can achieve a revenue growth rate of at least two to three times the rate of GDP growth. It is not uncommon for Growth Companies to grow faster than their bank can provide debt to support that growth. Growth Companies therefore have two primary capital market options to fund that growth: (i) raise private equity from individuals or institutions; or (ii) raise mezzanine debt capital. We believe that mezzanine debt capital can be a more cost effective alternative for Growth Companies, and can be more competitive than raising private equity capital.

Competitive Advantages

Experienced Management Team.  Members of our Adviser’s investment committee and other investment professionals of our Adviser collectively have more than 60 years of experience investing and lending across changing market cycles. These professionals have diverse backgrounds with prior experience in investment and management positions at investment banks, small business investment companies, which we refer to as SBICs, commercial banks and privately held companies. The investment professionals of our Adviser have invested more than $800 million in debt and equity securities of primarily lower middle-market companies. We believe this experience provides our Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of lower middle-market companies. Further, we believe this positions our Adviser to effectively identify, assess, structure and monitor our investments.

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

Access to the BNY Mellon Wealth Management Platform.  BNY Mellon maintains a substantial Wealth Management business that provides investment advisory and other services to high net worth individuals, families and family offices. BNY Mellon’s Wealth Management group interacts regularly with privately owned businesses and the family owners thereof. The Alcentra Middle Market team maintains an active calling program on these offices as a source of deal flow and deal referrals. We utilize our access to the BNY Wealth Management platform as an important component of our network of relationships in sourcing investment opportunities.

Flexible Financing Solutions.  We offer a variety of financing structures and have the flexibility to structure our investments to meet the custom needs of our portfolio companies, including among investment types and investment terms. Typically we invest in senior or subordinated debt, coupled with an equity or equity-like component to increase the total investment return profile. We believe our ability to offer a variety of financing arrangements makes us an attractive partner to lower middle-market companies and enables our Adviser to identify attractive investment opportunities throughout economic cycles and across a company’s capital structure.

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

Access to the Alcentra Group Platform.  We seek to leverage the depth and breadth of resources of the Alcentra Group platform across all aspects of its operations, benefiting from the Alcentra Group’s investment professionals, who in addition to their credit expertise, possess industry expertise. As of December 31, 2016, the Alcentra Group employs 49 analysts that closely follow a variety of industries, including healthcare, defense and business services. This unique access to in-house expertise will also be utilized in the ongoing monitoring of our investments.

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

Predictable Exit.  We execute each investment with a particular exit strategy determined by a variety of factors, including the portfolio company’s financial position, anticipated growth dynamics and the existing mergers and acquisitions environment. Our senior debt facilities are typically structured with little annual amortization and with principal due at maturity. Mezzanine investments are typically structured with a bullet maturity that is typically one year greater than the maturity on the senior debt facility. With either security, the investment will have a finite life, whereby the portfolio company is contractually required to repay the loan. Repayment typically occurs in the event of a refinancing, recapitalization or sale/merger of the company.

Private Funds.  We will invest no more than 15% of our net assets in entities which would be required to be registered as an investment company under the Investment Company Act of 1940 but for the exemptions in Section 3(c)(1) or 3(c)(7) thereunder (“Private Investment Companies”). Private Investment Companies include hedge funds and private equity funds. In addition, we will limit our investment in privately offered pooled investment vehicles (“Private Funds”) which include private REITs, private oil and gas funds, private commodity pools, private real estate funds as well as Private Investment Companies, to no more than 35% of our net assets, subject to the overall limit of investing no more than 15% of our net assets in Private Investment Companies. If we change this policy and determine to invest more than 15% of our net assets in Private Investment Companies or more than 35% of our net assets in Private Funds, we have agreed with the SEC staff to only do so after we have filed, and the SEC has declared effective, a new registration statement or a post-effective amendment to the registration statement on which this prospectus is a part.

Transaction Sourcing and Investment Process

Transaction Sourcing.  We source portfolio of investments from a variety of different investment sources, including private equity sponsors, fundless sponsors, family offices, management teams, financial institutions, investment bankers, accounting firms and law firms. We have and will continue to source deal flow and referrals from the BNY Wealth Management Platform. Alcentra Middle Market has actively marketed its resources and capabilities in the middle-market for nearly 15 years, developing a network of over 5,000 transaction sources as of December 31, 2016, We believe that the breadth and depth of experience of the principals of our Adviser across different industries and transaction types, coupled with their strong relationships built from managing private funds with similar investment objectives, make the principals particularly qualified to source, analyze and execute investment opportunities.

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

SBIC License  We have applied for a license to form a small business investment company subsidiary, or SBIC subsidiary; however, the application is subject to approval by the SBA and we can make no assurances that the SBA will approve our application. The SBIC subsidiary would be allowed to issue SBA-guaranteed debentures up to a maximum of $150 million under current SBIC regulations, subject to required capitalization of the SBIC subsidiary and other requirements. SBA guaranteed debentures generally have longer maturities and lower interest rates than other forms of debt that may be available to us, and we believe therefore would represent an attractive source of debt capital. See “Risk Factors — Risks Relating to our Business and Structure — If we receive qualification from the SBA to be licensed as an SBIC but we are unable to comply with SBA regulations after the SBIC subsidiary is licensed as an SBIC, our business plan and investment objective could be adversely affected.”

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

Determinations in Connection with Offerings

In connection with offerings of shares of our common stock, our board of directors or an authorized committee thereof will be required to make the determination that we are not selling shares of our common stock at a price below the then current net asset value, or NAV, of our common stock at the time at which the sale is made. Our board of directors or an authorized committee thereof will consider the following factors, among others, in making such determination:

•	the NAV of our common stock disclosed in the most recent periodic report that we filed with the SEC;
•	our management’s assessment of whether any material change in the NAV of our common stock has occurred (including through the realization of gains on the sale of our portfolio securities) during the period beginning on the date of the most recently disclosed NAV of our common stock and ending two days prior to the date of the sale of our common stock; and
•	the magnitude of the difference between (i) a value that our board of directors or a committee thereof has determined reflects the current NAV of our common stock, which is generally based upon the NAV of our common stock disclosed in the most recent periodic report that we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the NAV of our common stock since the date of the most recently disclosed NAV of our common stock, and (ii) the current offering price of our common stock.

These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records that we are required to maintain under the 1940 Act.

Certain Relationships

Policies and Procedures for Managing Conflicts; Co-investment Opportunities

We have entered into agreements with our Adviser, in which our senior management and members of our Adviser’s Investment Committee have indirect ownership and other financial interests. Our Adviser may in the future manage other investment funds, accounts or investment vehicles that invest or may invest in assets eligible for purchase by us. To the extent that we compete with entities managed by our Adviser or any of its affiliates for a particular investment opportunity, our Adviser will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal investment allocation policies, (b) the requirements of the Advisers Act, and (c) certain restrictions under the 1940 Act regarding co-investments with affiliates. See the section entitled “Item 1.A. Risk Factors — Risks Related to Our Business and Structure — There are significant potential conflicts of interest that could negatively affect our investment returns.”

The 1940 Act prohibits us from making certain negotiated co-investments with affiliates unless we receive an order from the SEC permitting us to do so. In the absence of receiving exemptive relief from the SEC that would permit greater flexibility relating to these kinds of co-investments, our Adviser will determine whether these kinds of potential negotiated investments are more appropriate for us or for one of the funds managed by our Adviser or its affiliates and which entity will proceed with the investment. We generally will not make an investment in any company in which any fund managed by our Adviser holds an investment in a different class of such company’s debt or equity securities or obligations unless we also acquire or own the same class of such company’s debt or equity securities as such fund managed by our Adviser or our Adviser determines that (a) the investment is in our best interests and (b)(i) the possibility of a conflict between the interests of such different classes is remote, (ii) either the potential investment by us or the investment of such other fund managed by our Adviser is not large enough to control any actions taken by the collective holders of securities of such company, or (iii) in light of the particular circumstances, our Adviser believes such investment is appropriate for us, notwithstanding the potential for conflict.

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

See also “Item 1.A. Risk Factors — Risks Related to Our Business and Structure — There are significant potential conflicts of interest that could negatively affect our investment returns” and “— The incentive fee structure we have with our Adviser may create incentives that are not fully aligned with the interests of our stockholders” for the risks related to our incentive fee structure.

Investment Advisory Agreement

We have entered into an Investment Advisory Agreement with our Adviser. Pursuant to this agreement, we have agreed to pay to our Adviser a base management fee and incentive fee. Mr. Echausse is an interested member of our board of directors and has a direct or indirect pecuniary interest in our Adviser. See “Item 1. Business — Investment Advisory Agreement.” The incentive fee is computed and paid on income that we may not have yet received in cash at the time of payment. This fee structure may create an incentive for our Adviser to invest in certain types of speculative securities. Additionally, we rely on investment professionals from our Adviser to assist our board of directors with the valuation of our portfolio investments. Our Adviser’s base management fee and incentive fee is based on the value of our investments and, therefore, there may be a conflict of interest when personnel of our Adviser are involved in the valuation process for our portfolio investments.

License Agreement

We have entered into a License Agreement with our Adviser pursuant to which our Adviser has granted us a non-exclusive, royalty-free license to use the name “Alcentra.” See “Item 1. Business — License Agreement.”

Relationship with BNY Mellon Group

Conflicts of interest may arise between the BNY Mellon Group, on the one hand, and us, on the other hand. We are an affiliate of BNY Mellon. BNY Mellon Group is a leading provider of financial services for institutions, corporations and high-net-worth individuals, providing asset management and wealth management, asset servicing, issuer services, clearing services and treasury services through a worldwide client-focused team. We may benefit from the relationships and activities resulting from these services. However, situations will arise in which the interests of BNY Mellon Group will conflict with our interests and the interests of our stockholders.

Transactions with the BNY Mellon Group

BNY Mellon Group may, but is not required to, extend credit to us under credit facilities, derivative instruments or otherwise. The interest of BNY Mellon Group as a creditor of us may conflict with the interests of our investors. BNY Mellon Group, with respect to any such extension of credit, will deal with us on an arm’s-length basis and will be entitled to exercise its rights as a creditor of us without regard to any potential impact therefrom on the interests of our investors.

BNY Mellon Group currently owns or operates, directly or indirectly, several registered investment advisers, registered investment companies, broker-dealers and service providers, or, collectively, the BNYM Affiliates. To the extent permitted by law, BNY Mellon and/or one or more of the BNYM Affiliates may provide us; our Adviser; Alcentra Middle Market; one or more investments funds or accounts or similar investment vehicles that BNY Mellon Group provides advice to or manages or that may in the future provide advice to or manage as a result of acquiring or merging with an entity that owns or manages such vehicles, or, collectively, the Related Funds; and our portfolio companies with certain non-investment management services and facilities, including, without limitation, administrative, custodial, trustee, distribution, banking, lending, short-term credit, and other financial and securities services. Specifically, BNY Mellon Group may provide administrative, custodial and credit facilities to us.

Neither BNY Mellon Group nor any of the BNYM Affiliates providing these services and facilities to us, our Adviser, Alcentra Middle Market and/or Related Funds, bear any responsibility for selecting the investments of such entities or for their performance. BNY Mellon Group or the BNYM Affiliates may charge arm’s length fees to our Adviser to the extent they perform any services that are included in the operating expenses of our Adviser. Additionally, BNY Mellon Group may recommend to its clients and to our investors that they invest some of their assets in us and Related Funds and may have financial interests in promoting investment in such entities.

To the extent permitted by applicable law and our governing documents, we may enter into transactions and invest in futures, securities, currencies, swaps, options, forward contracts or other instruments in which a BNY Mellon Group entity acts as a principal or, on a proprietary basis for its customers, serves as the counterparty.

Competing Funds and Allocation Policies

Certain Related Funds may in the future have investment objectives and utilize strategies similar to or that overlap with our investment objective and strategies. In such instances our Adviser will be permitted to allocate, in its sole discretion, eligible investments and exit opportunities between such investment funds (and their successors) on the one hand and us on the other hand in a manner it deems equitable to the extent possible under the prevailing facts and circumstances considering various factors including those set out in the paragraph below.

Conflicts (and potential conflicts) may arise when we are competing with the Related Funds for investment opportunities and exits. To address these potential conflicts, our Adviser has developed allocation policies and procedures that provide that personnel of our Adviser making portfolio decisions for us and the Related Funds will make purchase and sale decisions and allocate investment opportunities among us and the Related Funds consistent with its fiduciary obligations. To the extent permitted by applicable law, these policies and procedures may result in the pro rata allocation of limited opportunities across us and the Related Funds. However, in many other cases the investment opportunities will be allocated based on other factors. Related Funds managed by different portfolio management teams are generally viewed separately for allocation purposes. There will be cases where certain Related Funds may receive an allocation of an investment opportunity when we do not and vice versa.

Our Adviser’s investment allocation policy further provides that allocations among us and other eligible accounts will generally be made in accordance with SEC interpretive positions. Our Adviser seeks to treat all clients fairly and equitably in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain accounts receive allocations where others do not.

In addition, we, or any of our portfolio companies, Related Funds, and/or one or more of their affiliates may have relationships with, invest in, engage in transactions with, make voting decisions with respect to, and/or obtain services from, entities for which BNY Mellon Group performs or seeks to perform services or with which BNY Mellon Group engages in or seeks to engage in transactions. Such relationships may provide our Adviser with an incentive to allocate, directly or indirectly, investments to certain of the funds managed by BNY Mellon Group and not others.

Fees From Services to Portfolio Companies

BNY Mellon Group may receive significant advisory, underwriting, or other fees from portfolio companies. Services for advisory fees may range from general corporate financial advice to restructuring advice to merger and acquisition representation. For example, BNY Mellon Group may be compensated as an advisor to a person who sold an investment to us, BNY Mellon Group may earn fees for obtaining equity or debt financing for an investor attempting to consummate an acquisition in which we are a co-investor, or BNY Mellon Group may earn fees acting as a lender, advisor or underwriter to one of our portfolio companies. None of the fees paid to BNY Mellon Group or its affiliates will be shared with us.

Regulated Investor

As a result of restrictions imposed on bank holding companies and entities managed by bank holding companies (including us), our Adviser, through Alcentra Middle Market, may be required or may decide to structure an investment in a manner that would be less favorable to us than structures available to a non-regulated entity. Consequently, our Adviser may choose a structure which may be less favorable to us than other structures. In addition, we may be restricted from making an investment or limited in the amount or may be required to divest an investment as a result of such restriction. See “Item 1.A. Risk Factors — Risks Relating to our Business and Structure — Our activities may be limited as a result of being controlled by a bank holding company.”

BNY Mellon has put in place policies and procedures to seek to manage and mitigate the potential conflicts of interests described above.

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

The ordinary income component is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a total return requirement and deferral of non-cash amounts, and is 20.0% of the amount, if any, by which our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets attributable to our common stock, for the immediately preceding calendar quarter, exceeds a 2.0% hurdle rate or preferred return and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our Adviser receives no incentive fee until our pre-incentive fee net investment income equals the hurdle rate or preferred return of 2.0%, but then receives, as a “catch-up,” 50% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate or preferred return but is less than 2.5%. Our adviser receives 20% of our pre-incentive fee net investment income, if any, that exceeds 2.5%. For this purpose, pre-incentive fee net investment income means interest income (including on our investments in U.S. Treasury Bills), dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, administrative expenses payable under the Investment Advisory Agreement, and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously paid incentive fees based on the deferral of non-cash interest). Pre-incentive fee net investment income excludes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income until we have received such income in cash.

The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for our then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (such as PIK interest or OID) is paid to the Adviser, without any interest thereon, only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such accounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possible elimination of the incentive fees for such quarter. There is no accumulation of amounts on the hurdle rate or preferred return from quarter to quarter, and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle, and there is no delay of payment if prior quarters are below the quarterly hurdle.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss, subject to the total return requirement and deferral of non-cash amounts. For example, if we receive pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate or preferred return, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)

Percentage of Pre-incentive Fee Net Investment Income
Allocated to Income-Related Portion of Incentive Fee

The capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing on December 31, 2014, and is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee:

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%
Hurdle rate or preferred return(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
Pre-incentive fee net investment income
(investment income – (management fee + other expenses) = 0.6125%

Pre-incentive fee net investment income does not exceed hurdle rate or preferred return, therefore there is no income-related incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.9%
Hurdle rate or preferred return(1) = 2.0%
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
Hurdle rate or preferred return(1) = 2.0%
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
= 0.25% + (20% × 0.3625%)
= 0.25% + 0.0725%
= 0.3225%

Pre-incentive fee net investment income exceeds the hurdle rate or preferred return, and fully satisfies the “catch-up” provision, therefore the income related portion of the incentive fee is 0.5725%.

(1)	Represents 8.0% annualized hurdle rate.
(2)	Represents 1.75% annualized base management fee. For purposes of these examples, we have assumed the maximum amount of Base Management Fees that may be paid, or 1.75% of our gross assets.
(3)	Excludes organizational and offering expenses.
(4)	The “catch-up” provision is intended to provide our Adviser with an incentive fee of 20% on all pre-incentive fee net investment income as if a hurdle rate or a preferred return did not apply when our net investment income exceeds 2.5% in any fiscal quarter.

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

Board Approval of the Investment Advisory Agreement

At an in-person meeting of the board of directors held on March 9, 2017, the board of directors re-approved the Investment Advisory Agreement for a one-year term.

In approving the renewal of the investment advisory agreement, our board of directors, including a majority of our non-interested directors, made the following determinations:

•	Nature, extent and quality of services. Our board of directors received and considered information regarding the nature, extent and quality of the investment selection process employed by Alcentra NY. Our board of directors also considered the backgrounds and responsibilities of Alcentra NY’s senior personnel and their qualifications and experience in connection with the types of investments made by us, as well as Alcentra NY’s financial resources. Our board of directors determined that the nature, extent and quality of the services provided or to be provided by Alcentra NY supported the renewal of the investment advisory agreement.

•	Investment Performance. Our board of directors considered the investment performance of Alcentra NY, as well as comparative data with respect to the investment performance of other externally-managed business development companies. Our board of directors considered, among other things, the performance of our common stock and changes in our net asset value in comparison with other business development companies. Our board of directors concluded that Alcentra NY’s investment performance supported the renewal of the investment advisory agreement.
•	Reasonableness of advisory fees. Our board of directors considered comparative data based on publicly available information on other business development companies with respect to the advisory fees (including the management fees and incentive fees) of other business development companies. Based upon its review, our board of directors concluded that the fee schedule is comparable with the fee schedules of business development companies with similar investment objectives.
•	Economies of Scale. Our board of directors addressed the potential for Alcentra NY to realize economies of scale in managing our assets, and determined that at this time they did not expect economies of scale to be realized by Alcentra NY.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement as being in the best interests of our stockholders.

Administration Agreement

Under the Administration Agreement, State Street provides us with financial reporting, post-trade compliance, and treasury services. In providing these services, State Street oversees the performance of, our required administrative services, which includes being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC. State Street provides post-trade compliance services including performing the applicable SEC, IRS, and BDC compliance testing, provide monthly and quarterly reporting and maintain a compliance testing matrix and perform an annual update. In addition, State Street assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax return, the printing and dissemination of reports and other materials to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others.

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

Exchange Act Reports

We maintain a website at www.alcentracapital.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.

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

We are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC prohibition on transactions with affiliates to prohibit all “joint transactions” between entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. As a result, we only expect to co-invest on a concurrent basis with investment funds, accounts or investment vehicles managed by our Adviser when each of us and such investment fund, account or investment vehicle will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for an investment fund, account or investment vehicle managed by our Adviser to invest in different securities of the same issuer, our Adviser will need to decide which fund will proceed with the investment. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by our Adviser has previously invested.

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

Election to be Taxed as a RIC

As a BDC, we have elected to be treated effective as of our taxable year ended December 31, 2014, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute (or are deemed to distribute) to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which generally is our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a RIC

For any taxable year in which we:

•	qualify as a RIC; and
•	satisfy the Annual Distribution Requirement,

we generally will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no corporate-level U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•	diversify our holdings so that at the end of each quarter of the taxable year:
•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

Qualified earnings may exclude such income as management fees received in connection with our SBIC subsidiaries or other potential outside managed funds and certain other fees.

In accordance with certain applicable Treasury regulations and private letter rulings issued by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest, deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock, or certain income with respect to equity investments in foreign corporations. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to make the distributions, we may fail to qualify as a RIC, which would result in us becoming subject to corporate-level U.S. federal income tax.

In addition, we will be partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. If our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may cause us to fail to qualify as a RIC, which would result in us becoming subject to corporate-level U.S. federal income tax.

The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

Any transactions in options, futures contracts, constructive sales, hedging, straddle, conversion or similar transactions, and forward contracts will be subject to special tax rules, the effect of which may be to accelerate income to us, defer losses, cause adjustments to the holding periods of our investments, convert long-term capital gains into short-term capital gains, convert short-term capital losses into long-term capital losses or have other tax consequences. These rules could affect the amount, timing and character of distributions to stockholders. We do not currently intend to engage in these types of transactions.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If our expenses in a given year exceed gross taxable income (e.g., as the result of large amounts of equity-based compensation), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty are often as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If we acquire stock in certain foreign corporations that receive at least 75% of their annual gross income from passive sources (such as interest, dividends, rents, royalties or capital gain) or hold at least 50% of their total assets in investments producing such passive income (“passive foreign investment companies”), we could be subject to U.S. federal income tax and additional interest charges on “excess distributions” received from such companies or gain from the sale of stock in such companies, even if all income or gain actually received by us is timely distributed to our stockholders. We would not be able to pass through to our stockholders any credit or deduction for such a tax. Certain elections may, if available, ameliorate these adverse tax consequences, but any such election requires us to recognize taxable income or gain without the concurrent receipt of cash. We intend to limit and/or manage our holdings in passive foreign investment companies to minimize our tax liability.

Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of “qualifying income” from which a RIC must derive at least 90% of its annual gross income.

Failure to Qualify as a Regulated Investment Company

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal income taxes or to dispose of certain assets).

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits and, subject to certain limitations, may be eligible for the 20% maximum rate for noncorporate taxpayers provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

Item 1A.	Risk Factors

Investing in our securities involves a number of significant risks. Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, before you decide whether to make an investment in our securities. The risks set out below present the principal risk factors associated with an investment in our securities as well as those factors generally associated with investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours including the risks of investment in a business development company, which includes risks associated with investing in a portfolio of small and developing or financially troubled businesses. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our business, financial condition and results of operations could be materially and adversely affected and you may lose all or part of your investment.

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

Our Investment Committee, which provides oversight over our investment activities, is provided to us by our Adviser under the Investment Advisory Agreement. Our Investment Committee consists of Paul J. Echausse, Paul Hatfield, Kevin Bannon, David Scopelliti, Ellida McMillan and Branko Krmpotic. The loss of any member of our Investment Committee would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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

There are significant potential conflicts of interest that could negatively affect our operations and investment returns. A number of these potential conflicts of interest with affiliates of our Adviser and BNY Mellon are discussed in more detail under Item 1. Business — Certain Relationships, including those relating to:

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

In addition, we are an affiliate of BNY Mellon. While we may benefit from BNY Mellon’s relationships and activities, situations will arise in which the interests of BNY Mellon and its affiliates will conflict with our interests and the interests of our stockholders. Stockholders should note the matters discussed in “Item 1. Business — Certain Relationships.”

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

During economic recessions or downturns, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as calculated in accordance with the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

Moreover, economic recessions or downturns could make it difficult to extend the maturity of or refinance our existing indebtedness under similar terms and any failure to do so could have a material adverse effect on our business.

We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

In August 2011 and then affirmed in August 2013, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+”. Additionally, in January of 2012, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating for several large European countries. These ratings negatively impacted global markets and economic conditions. Although U.S. lawmakers have taken steps to avoid further downgrades, U.S. budget deficit concerns and similar conditions in Europe, China and elsewhere have increased the possibility of additional credit-rating downgrades and worsening global economic and market conditions. There can be no assurance that current or future governmental measures to mitigate these conditions will be effective. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and other global economic conditions, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in December 2016, the Federal Reserve raised its federal funds target rate. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

The new Trump Administration may make substantial changes to fiscal and tax policies that may adversely affect our business.

The Trump Administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform. According to publicly released statements, a top legislative priority of the Trump Administration and the next Congress may be significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and we cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. If implemented, some policies adopted by the new administration may benefit us while others may negatively affect us. Until we know what changes are going to be enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The recent decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability of and the ability of our portfolio companies to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that our returns and the returns of our portfolio companies are adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Potential decline in the value of the British Pound and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of any of our portfolio companies located in the United Kingdom or Europe.

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

Our Adviser receives an incentive fee based, in part, upon net realized gains on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate or preferred return applicable to the portion of the incentive fee based on net realized gains. Additionally, under the incentive fee structure, our Adviser may benefit when capital gains are recognized and, because our Adviser determines when to sell a holding, our Adviser controls the timing of the recognition of such capital gains. As a result, our adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

As a BDC under the 1940 Act, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). If legislation proposed in the U.S. House of Representatives is passed, it would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the percentage from 200% to 150%. If such legislation is eventually passed, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in our securities may increase.

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

On December 30, 2015, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We intend to co-invest with certain of our affiliates, subject to the conditions included in the order. See, “Regulation — Other.”

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock will trade at, above or below net asset value. As of December 31, 2016, our net asset value per share was $13.72. The last reported sale price of a share of our common stock on the NASDAQ Global Select Market on March 8, 2017 was $12.66. If our common stock trades below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of a majority of our stockholders (including a majority of our unaffiliated stockholders) and our independent directors for such issuance.

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

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	price and volume fluctuations in the overall stock market from time to time;
•	investor demand for our shares;
•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•	changes in regulatory policies or tax guidelines with respect to RICs, BDCs or SBICs;
•	failure to qualify as a RIC, or the loss of RIC status;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	changes, or perceived changes, in the value of our portfolio investments;
•	departures of our Adviser’s key personnel;
•	operating performance of companies comparable to us; or
•	general economic conditions and trends and other external factors.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Risks Relating to the Notes

The Notes are unsecured and therefore are effectively subordinated to the secured indebtedness we have outstanding and may incur in the future.

The Notes are not secured by any of our assets and will not be secured by any of the assets of any future subsidiaries and will rank equally in right of payment of our future unsubordinated, unsecured senior indebtedness. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently outstanding and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of any future subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2016 we had $39.1 million outstanding under the Credit Facility. The indebtedness under the Credit Facility is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

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

The indenture under which the Notes are issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the Notes. In particular, the terms of the indenture and the Notes will not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or that would be senior to our equity interests in those entities and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation at a time when our asset coverage, as defined in the 1940 Act, is below 200% after incurring such indebtedness or obligation, but giving effect, in each case, to any exemptive relief granted to us by the SEC;
•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness;
•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•	enter into transactions with affiliates;
•	make investments; or
•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

As of December 31, 2016, we had approximately $39.1 million of indebtedness outstanding under the Credit Facility. Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Credit Facility), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes and our other debt and to fund other liquidity needs.

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

Item 3. Legal Proceedings

A complaint was filed in the Supreme Court of the State of New York on December 17, 2015 relating to DRC which alleges that certain parties entered into an oral agreement to transfer a 10% equity interest in DRC’s parent company to the plaintiff.

The Company believes this complaint has no merit and has filed a motion for dismissal which was granted on February 7, 2017.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ABDC.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market for each fiscal quarter since our initial public offering on May 9, 2014:

Fiscal Year Ended	Price Range
	High	Low
December 31, 2016
Fourth Quarter	$13.33	$11.17
Third Quarter	$13.47	$12.10
Second Quarter	$12.50	$11.00
First Quarter	$12.04	$8.87
December 31, 2015
Fourth Quarter	$12.80	$11.01
Third Quarter	$13.48	$10.01
Second Quarter	$14.25	$12.42
First Quarter	$14.44	$12.36
December 31, 2014
Fourth Quarter	$13.50	$11.20
Third Quarter	$15.04	$10.60
Second Quarter	$15.50	$14.00

The last reported sale price for our common stock on the NASDAQ Global Select Market on March 8, 2017 was $12.66 per share. As of March 8, 2017, we had 17 shareholders of record.

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

The following table reflects the distributions per share that our board of directors has declared on our common stock since our initial public offering in May 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
Fiscal 2016
November 3, 2016	December 31, 2016	January 5, 2017	0.34
August 4, 2016	September 30, 2016	October 6, 2016	0.34
May 5, 2016	June 30, 2016	July 7, 2016	0.34
March 7, 2016	March 31, 2016	April 7, 2016	0.34
Total:			$1.36
Fiscal 2015
November 5, 2015	December 30, 2015	January 7, 2016	0.34
August 10, 2015	September 30, 2015	October 6, 2015	0.34
May 11, 2015	June 30, 2015	July 6, 2015	0.34
March 10, 2015	March 31, 2015	April 6, 2015	0.34
Total:			$1.36
Fiscal 2014
November 4, 2014	December 30, 2014	January 6, 2015	0.34
August 12, 2014	September 30, 2014	October 6, 2014	0.34
June 24, 2014	June 30, 2014	July 7, 2014	0.178
Total:			$0.858

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

Sales of Unregistered Securities

During the year ended December 31, 2016, 2015 and 2014, no shares of our common stock were issued under our dividend reinvestment plan (“DRIP”).

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock with that of the Wells Fargo BDC Index and a customized peer group of five companies that include: CM Finance Inc., Garrison Capital Inc., Gladstone Capital Corp., Stellus Capital Investment Corp., and Whitehorse Finance Inc., from the period May 8, 2014 (inception) through March 6, 2016. The comparison assumes that a $100 was invested on May 8, 2014 in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Cumulative Total Return
Among Alcentra Capital Corporation, the Wells Fargo BDC Index, and a Peer Group
$120
$110
$100
$90
$80
5/9/14
6/30/14
9/30/14
12/31/14
3/31/15
6/30/15
9/30/15
12/31/15
3/31/16
6/30/16
9/30/16
12/31/16
Alcentra Capital Corporation
Wells Fargo BDC Index
Peer Group

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act.

Item 6.	Selected Financial Data

The following selected financial and other data is presented for the years ended December 31, 2016, 2015, the period from January 1, 2014 through May 7, 2014 the period from May 8, 2014 through December 31, 2014, 2013 and 2012 in thousands, except for per share data. The following selected financial data has been derived from financial statements that were audited by KPMG LLP and should be read in conjunction with our financial statements and related notes thereto and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

			Year ended December 31, 2014
	Alcentra Capital Corporation for the year ended December 31, 2016	Alcentra Capital Corporation for the year ended December 31, 2015	Alcentra Capital Corporation from May 8,* 2014 through December 31, 2014	BNY Mellon- Alcentra Mezzanine III, L.P. from January 1, 2014 through May 7, 2014		BNY Mellon- Alcentra Mezzanine III, L.P. for the year ended December 31, 2013		BNY Mellon- Alcentra Mezzanine III, L.P. for the year ended December 31, 2012
Statement of operations data:
Total investment income	$40,602,599	$33,916,249	$16,166,214		$7,761,894		$11,051,383		$12,687,061
Total expenses, net of fee waiver	18,193,683	14,618,080	4,564,482		834,336		3,541,736		5,052,550
Net investment income	$22,408,916	$19,298,169	$11,601,732		$6,927,558		$7,509,647		$7,634,511
Net increase in net assets resulting from operations	$8,789,516	$12,611,774	$14,735,021		$9,954,110		$9,652,411		$15,448,530
Per share data:
Net investment income	$1.66	$1.43	$0.86	$	N.A.	$	N.A.	$	N.A.
Net increase in net assets resulting from operations	$0.65	$0.93	$1.09	$	N.A.	$	N.A.	$	N.A.
Dividends declared	$1.36	$1.36	$0.858	$	N.A.	$	N.A.	$	N.A.
Net asset value per share	$13.72	$14.43	$14.87	$	N.A.	$	N.A.	$	N.A.
Balance sheet data:
Total assets	$292,928,229	$307,495,807	$272,219,375		$175,925,784		$126,788,126		$101,858,640
Cash and cash equivalents	3,891,606	4,866,972	10,022,617		10,703,472		729,431		869,836
Total net assets	$184,524,591	$195,032,211	$200,989,308		$175,567,210		$110,639,427		$96,719,585

*	On May 8, 2014, we purchased a portfolio of approximately $155.9 million in debt and equity investments, which consisted of all of the investment assets of Fund III, except for its equity investment and warrants in GTT Communications, for $64.3 million in cash and $91.5 million in shares of our common stock at the same price as shares issued in our initial public offering. Concurrent with our acquisition of these investment assets from Fund III, we also purchased approximately $29 million of debt and equity investment held by Alcentra Group for $29 million in cash.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

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

The Company is required to comply with certain regulatory requirements such as not acquiring any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal place of business in the United States.

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

As of December 31, 2016, we had $276.3 million (at fair value) invested in 32 companies. Our portfolio included approximately 34.6% of first lien debt, 30.7% of second lien debt, 26.8% of mezzanine debt and 7.8% of equity investments at fair value. The composition of our investments as of December 31, 2016 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$97,515,871	$95,684,153
Senior Secured – Second Lien	87,730,962	84,864,909
Senior Subordinated	77,960,103	74,050,349
Equity/Other	30,129,133	21,673,539
Total	$293,336,069	$276,272,950

As of December 31, 2015, we had $296.3 million (at fair value) invested in 32 portfolio companies, Our portfolio included approximately 29.9% of first lien debt, 28.1% of second lien debt, 27.2% of mezzanine debt and 14.9% of equity investments at fair value. The composition of our investments as of December 31, 2015 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$92,807,114	$88,453,325
Senior Secured – Second Lien	83,015,409	83,266,558
Unsecured Debt	80,358,874	80,458,554
Equity	47,250,336	44,163,174
Total Investments	$303,431,733	$296,341,611

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2016 we had 4 such investments with an aggregate unfunded commitment of $6.3 million and at December 31, 2015 we had 1 such investments with an aggregate unfunded commitment of $1.0 million.

As of December 31, 2016, the Company’s industry concentration was as follows:

Row Labels	Cost	Fair Value
Healthcare Services	43,497,566.00	43,750,000.00
Telecommunications	26,601,444.00	27,342,064.00
Security	22,425,000.00	22,909,589.00
High Tech Industries	20,400,000.00	20,516,000.00

Row Labels	Cost	Fair Value
Industrial Services	20,358,827.00	19,440,026.00
Automotive Business Services	20,090,093.00	20,206,939.00
Industrial Manufacturing	15,472,567.00	16,259,000.00
Technology & Telecom	15,122,171.00	14,456,630.00
Education	14,837,425.00	13,500,157.00
Oil & Gas Services	14,750,272.00	10,077,583.00
Waste Services	13,586,080.00	13,160,777.00
Retail	11,876,716.00	12,022,615.00
Media: Advertising, Printing & Publishing	11,750,000.00	10,870,000.00
Media & Entertainment	10,258,933.00	4,531,545.00
Transportation Logistics	7,475,203.00	4,316,871.00
Environmental/Recycling Services	7,093,046.00	6,517,046.00
Food & Beverage	5,000,000.00	3,700,000.00
Wholesale/Distribution	4,900,000.00	4,900,000.00
Aerospace	4,000,000.00	3,877,000.00
Technology & IT	3,840,726.00	3,919,108.00
Grand Total	293,336,069	276,272,950

As of December 31, 2015, the Company’s industry concentration was as follows:

Industry	Cost	Fair Value
Healthcare Services	$38,677,488	$40,672,488
Infrastructure Maintenance	17,611,477	22,894,780
Waste Services	23,743,476	22,743,634
Automotive Business Services	19,963,981	19,963,981
Telecommunications	17,829,891	18,825,219
Transportation Logistics	15,475,386	15,475,386
Technology & Telecom	14,466,264	13,943,721
Education	14,338,600	13,890,332
Restoration Services	12,830,771	13,232,437
Oil & Gas Services	13,127,489	13,127,489
Wholesale	10,330,768	12,753,733
Healthcare: Orthopedic Products	11,810,851	12,000,000
Media: Advertising, Printing & Publishing	11,750,000	11,750,000
Industrial Services	10,203,840	10,068,757
Security	9,500,000	9,500,000
High Tech Industries	5,168,000	7,007,913
Media & Entertainment	12,323,985	6,860,544
Environmental/Recycling Services	6,623,154	6,095,154
Wholesale/Distribution	5,981,818	5,981,818
Technology & IT	4,869,375	4,968,750
Aerospace	4,000,000	4,000,000
Packaging	3,792,657	3,792,657
Food & Beverage	5,000,000	3,788,000
Disaster Recovery Services	12,823,731	1,804,817
Call Center Services	1,188,731	1,200,000
Total	$303,431,733	$296,341,611

As of Decemer 31, 2016, the Company’s geographical concentration of the investment portfolio was as follows:

Geographic Region

	Cost	Fair Value
South Eastern	35,200,203	31,186,871
Eastern	48,228,643	48,486,134
South	82,260,883	73,848,766
West	34,637,881	29,231,392
South West	29,981,737	29,506,630
North East	14,240,726	14,435,108
Mid West	48,785,996	49,578,049
Total	293,336,069	276,272,950

As of December 31, 2015, the Company’s geographical concentration of the investment portfolio was as follows:

	Cost	Fair Value
South East	$78,199,153	$80,722,968
Eastern	51,779,326	54,523,091
South	67,214,814	54,400,549
West	34,068,929	34,419,331
Mid West	32,695,872	33,163,200
South West	18,466,264	17,943,722
North East	11,007,375	11,168,750
North West	10,000,000	10,000,000
Total	$303,431,733	$296,341,611

At December 31, 2016, our average portfolio company investment at amortized cost and fair value was approximately $8.8 million and $8.4 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $15.1 million and $15.1 million, respectively. At December 31, 2015, our average portfolio company investment at amortized cost and fair value was approximately $9.6 million and $9.3 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $17.5 million and $22.8 million, respectively.

At December 31, 2016, 58.4% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 41.6% bore interest at fixed rates. At December 31, 2015, 52.1% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR and 47.9% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of December 31, 2016 and December 31, 2015 was approximately 11.7% and 12.4%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. $127.7 million of the portfolio (46.2%) had a first dollar loss at 0.0x – 1.0x EBITDA; $82.6 million of the portfolio (29.9%) had a first dollar loss at 1.0x – 3.0x EBITDA; $24.6 million of the portfolio (8.9%) had a first dollar loss of 3.0x – 4.0x EBITDA; $0.003 million of the portfolio (01.2%) had a first dollar loss of 4.0x – 4.5x EBITDA; and $38.1 million of the portfolio (13.8%) had a first dollar loss >4.5x EBITDA.

Asset Quality

We currently do not use a rating system to monitor portfolio performance. As the portfolio grows in size, we would expect to implement a portfolio rating system.

Investment Activity

During the year ended December 31, 2016, Alcentra invested $124.8 million in 12 new portfolio companies and $28.3 million in additional funding. We also received $184.0 million of repayments.

During the year ended December 31, 2015, Alcentra invested $86.3 million in 10 new portfolio companies and $21.0 million in additional funding. We also received $63.4 million of repayments.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Loans and Debt Securities on Non-Accrual Status

We will generally not accrue interest on loans and debt securities if principal or interest cash payments are past due 30 days or more and/or we have reason to doubt our ability to collect such interest. As of December 31, 2016 we had one loan on non-accrual and as of December 31, 2015, we had no loans on non-accrual status.

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

Comparison of the years ended December 31, 2016, 2015 and 2014

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

The following shows the breakdown of investment income for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

	Alcentra Capital Corporation Year Ended December 31, 2016	Alcentra Capital Corporation Year Ended December 31, 2015	Alcentra Capital Corporation For the period from Inception (May 8,* 2014) through December 31, 2014	BNY Mellon-Alcentra Mezzanine III, L.P. Year Ended December 31, 2013	BNY Mellon-Alcentra Mezzanine III, L.P. Year Ended December 31, 2012
Interest Income	$29.5	$25.7	$11.5	$9.1	$9.4
PIK Interest	6.2	5.9	3.6	1.7	2.0
Other Income/Fees	4.9	2.3	1.1	0.2	1.3
Total	$40.6	$33.9	$16.1	$11.1	$12.6

The increases in interest income from the respective periods were due to the growth in the overall investment portfolio.

Expenses

The following shows the breakdown of operating expenses for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	Alcentra Capital Corporation Year Ended December 31, 2016	Alcentra Capital Corporation Year Ended December 31, 2015	Alcentra Capital Corporation For the period from Inception (May 8,* 2014) through December 31, 2014	BNY Mellon-Alcentra Mezzanine III, L.P. Year Ended December 31, 2013	BNY Mellon-Alcentra Mezzanine III, L.P. Year Ended December 31, 2012
Operating Expenses:
Management Fees	$5.2	$4.9	$2.5	$2.8	$4.4
Incentive Fees	3.3	3.3	1.0	—	—
Professional Fees	1.2	1.0	0.8	0.4	0.5
Valuation services	0.2	0.4	0.4	—	—
Interest and credit facility expense	5.7	4.1	1.0	0.1	0.1
Amortization of deferred financing costs	1.3	0.9	0.3	—	—
Directors Fees	0.3	0.2	0.2	—	—
Insurance Expense	0.3	0.3	0.2	—	—
Other Expenses	0.7	0.5	0.2	0.2	0.1
Total Operating Expenses	$18.2	$15.6	$6.6	$3.5	$5.1
Waiver of Incentive & Management Fees	—	(1.0)	(2.0)	—	—
Total Expenses, net of fee waivers	$18.2	$14.6	$4.6	$3.5	$5.1

*	Commencement of operations

For the year ended December 31, 2016, 2014 and 2013 we did not incur any capital gains incentive fee. For the year ended December 31, 2015 incentive fees include the effect of the Capital Gains Incentive Fee of $1.0 million.

The increase in operating expenses was primarily due to an increase in interest expense due to the issuance of an additional $15 million in aggregate principal amount of InterNotes, and an increase in amortization of deferred financings costs and deferred note offering costs. The year ended December 31, 2015 represented the first full year of operations. The increase in operating expenses was primarily due to an increase in interest expense due to the issuance of $40 million in aggregate principal amount of InterNotes and an increase in management fees due to the increase in the size of our portfolio.

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

Amendment to the Revolving Credit Facility

On March 2, 2016, we amended certain provisions of the Credit Facility relating to the treatment of approximately $38.6 million in aggregate principal amount of outstanding InterNotes that mature prior to the Credit Facility. Among other things, the amendments to the Credit Facility provide that, in the nine-month period prior to the maturity of these particular InterNotes, which mature between February 15 and April 15, 2020, our ability to borrow under the Credit Facility will be reduced by and in the amount of such InterNotes still outstanding during such time. The Credit Facility is secured by a first priority security interest in all of our portfolio investments, the equity interests in certain of its direct and indirect subsidiaries and substantially all of its other assets. We are also subject to customary covenants and events of default typical of a facility of this type. As of December 31, 2016, total commitments under the Credit Facility were $135 million. Borrowings under the facility were $39.1 million and $63.5 million as of December 31, 2016 and 2015, respectively.

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

Net Investment Income

Net investment income was $22.4 million, or $1.66 per common share based on the weighted average of 13,496,128 common shares outstanding for the year ended December 31, 2016 as compared to $19.3 million, or $1.43 per common share for the year ending December 31, 2015.

The increase in net investment income is primarily the result of our growing portfolio, which was partially offset by the increase in interest and fees due to the issuance of the Notes and amortization of deferred financing and offering costs.

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

Proceeds from sales and repayments on investments for the year ended December 31, 2016 totaled $159 million and net realized losses totaled $4.3 million. Proceeds from sales and repayments on investments for the year ended December 31, 2015 totaled $74.7 million and net realized gains totaled $6.6 million.

Proceeds from sales and repayments on investments for the partial year ended December 31, 2014 totaled $31.9 million and net realized gains totaled $0.279 million.

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

Net change in unrealized appreciation (depreciation) on investments for the year ended December 31, 2016 and for the year ended December 31, 2015 totaled $(9.9) million and $(11.6) million, respectively. The change in unrealized appreciation (depreciation) was due primarily to the reversals of the write downs of Xpress Global Sysems, Black Diamond, and Show Media and the unrealized depreciation on DRC Emergency Services for December 31, 2016 and 2015, respectively.

Net change in unrealized appreciation (depreciation) on investments for the partial year ended December 31, 2014 totaled $4.5 million, respectively.

Net change in unrealized appreciation (depreciation) on investments for the period January 1, 2014 to May 7, 2014 totaled $2.9 million.

Net change in unrealized appreciation (depreciation) on investments for the period ended December 31, 2013 was $(1.4) million.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the year ended December 31, 2016, we recognized a benefit for taxes on unrealized loss on investments of $0.635 million. For the year ended December 31, 2015, we recognized a benefit for taxes on unrealized loss on investments of $2.2 million. For the year ended December 31, 2014, we recognized a provision for income tax on unrealized gain on investments of $1.6 million for the Taxable Subsidiaries. For the year ended December 31, 2013, we recognized no income tax or benefit related to the taxable subsidiaries. As of December 31, 2015 and 2014, $1.4 million and $1.7 million, respectively, was included in the deferred tax asset on the Consolidated Statement of Assets and Liabilities.

Federal Tax Information

The Form 1099-DIV you receive in February 2017 will show the tax status of all distributions paid to your account in calendar year 2016. Shareholders are advised to consult their own tax adviser with respect to the tax consequences of their investment in the Company. As required by the Internal Revenue Code and/or regulations, shareholders must be notified regarding the status of qualified dividend income for individuals, the dividends received deduction for corporations and capital gains dividends.

Qualified Dividend Income

For the fiscal year ended December 31, 2016, the Company designates approximately $1,498,128, or up to the maximum amount of such dividends allowable pursuant to the Internal Revenue Code, as qualified dividend income eligible for the reduced tax rate of 20%.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $8.8 million, or $0.65 per common share for the year ended December 31, 2016, as compared to $12.6 million, or $0.93 per common share for the year ended December 31, 2015. These are based on 13,496,128 and 13,516,766 common shares outstanding for December 31, 2016 and 2015, respectively.

Net increase in net assets resulting from operations totaled $14.7 million, or $1.09 per common share for the period May 8 – December 31, 2016.

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

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $28.5 million for the year ended December 31, 2016, primarily in connection with the return of capital from of our portfolio investments. Our financing activities for the year ended December 31, 2016 used cash of $29.4 million primarily from repayments of the credit facility.

Our operating activities used cash of $25.4 million for the year ended December 31, 2015, primarily in connection with the purchase of portfolio investments. Our financing activities for the year ended December 31, 2015 provided cash of $20.2 million primarily from the issuance of the InterNotes and increased borrowing under the Credit Facility.

Our operating activities used cash of $149.5 million for the period May 8, 2014 through December 31, 2014, primarily in connection with the initial purchase of investments. Financing activities for the same period provided $159.5 million primarily through the Offering.

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

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. We were in compliance with the asset coverage ratios at all times. As of December 31, 2016, 2015 and 2014, our asset coverage ratio was 299%, 298% and 436%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of December 31, 2016, 2015 and 2014, we had cash of $3.9 million, $4.9 million and $10.0 million, respectively.

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

Contractual Obligations

As of December 31, 2016, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

	Total	2017	2018	2019	2020	2021	2022 and thereafter
	(dollars in thousands)
Credit facility payable	$39,133	$—	$—	$39,133	$—	$—	$—
Notes payable	$55,000	—	—	$0	53,582	1,418	1,418
	$94,133	$—	$—	$39,133	$53,582	$1,418	$1,418

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our portfolio companies. As of December 31, 2016, 2015 and 2014, our off-balance sheet arrangements consisted of 6.3 million $1.0 million and $12.3 million of unfunded commitments. As of December 31, 2013, our off-balance sheet arrangements consisted of $2.6 million of unfunded commitments to provide debt financing to one portfolio company.

Recent Developments

Subsequent to December 31, 2016, the following activity occurred:

On January 3, 2017, Alcentra sold its equity interest in Wholesome Sweetners in a secondary sale for $3,700,000.

On January 5, 2017, a $0.34 per share dividend was paid to shareholders of record as of December 28, 2016.

On January 13, 2017, Alcentra invested an additional $2.7 million in LRI Energy Solutions.

On January 31, 2017, Alcentra invested $10.2 million in Pharmalogics Recruiting (10.25% 1st Lien Debt).

On February 1, 2017, Alcentra invested an additional $0.402 million in Black Diamond Rentals.

On February 21, 2017, Duke Finance, LLC repaid their investment in the amount of $7.5 million.

On February 27, 2017, Alpine Waste repaid their investment in the amount of $11.0 million.

On February 28, 2017, Alcentra invested an additional $2.1 million in Pharmalogic Holdings Corp.

On February 28, 2017, Alcentra invested an additional $0.064 million in Black Diamond Rentals.

On March 9, 2017, the Board of Directors approved the 2017 first quarter regular dividend of $0.34 per share and a $0.03 special dividend for shareholders of record date March 31, 2017 and payable April 6, 2017.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the year ended December 31, 2016, 16 of our loans or 58.4% of the fair value of our portfolio bore interest at floating rates. All of these floating rate loans have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For year ended December 31, 2015, 14 loans of the portfolio bore interest at floating rates or 52.2% of the fair value of our portfolio. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of December 31, 2016, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one or two percent increase in LIBOR would have less than a 2% effect on our portfolio. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements of Alcentra Capital Corporation:
Consolidated Statements of Assets and Liabilities as of December 31, 2016 and December 31, 2015	78
Consolidated Statements of Operations for the year ended December 31, 2016, December 31, 2015 and the period from May 8, 2014 (commencement of operations) to December, 31 2014	79
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2016, December 31, 2015 and the period from May 8, 2014 (commencement of operations) to December 31, 2014	81
Consolidated Statements of Cash Flows for the year ended December 31, 2016, December 31, 2015 and the period from May 8, 2014 (commencement of operations) to December 31, 2014	82
Consolidated Schedule of Investments as of December 31, 2016 and December 31, 2015	83
Notes to the Consolidated Financial Statements	91
Financial Statements of BNY Mellon-Alcentra Mezzanine III, L.P.:
Consolidated Statements of Operations for the period from January 1, 2014 to May 7, 2014	79
Consolidated Statements of Changes in Net Assets for the period from January 1, 2014 to May 7, 2014	81
Consolidated Statements of Cash Flows for the period from January 1, 2014 to May 7, 2014	82

KPMG LLP
345 Park Avenue
New York, NY 10154-0102

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Alcentra Capital Corporation and Subsidiary:

We have audited the accompanying consolidated statements of assets and liabilities of Alcentra Capital Corporation and Subsidiary (the “Company”), including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets and cash flows and financial highlights for the years ended December 31, 2016 and 2015 and for the period from May 8, 2014 (commencement of operations) through December 31, 2014, and the statements of operations, changes in net assets, and cash flows and financial highlights of BNY Mellon-Alcentra Mezzanine III, L.P. for the period from January 1, 2014 through May 7, 2014 and financial highlights for each of the years in the two-year period ending December 31, 2013, and related notes to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our procedures included confirmation of securities owned as of December 31, 2016 and 2015, by correspondence with portfolio companies, or by other appropriate audit procedures. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alcentra Capital Corporation and Subsidiary as of December 31, 2016 and 2015, and the results of its operations, its cash flows and financial highlights for each of the years in the two-year period ended December 31, 2016 and for the period from May 8, 2014 (commencement of operations) through December 31, 2014, and the results of BNY Mellon-Alcentra Mezzanine III, L.P.’s operations, its cash flows and financial highlights for the period from January 1, 2014 through May 7, 2014 and financial highlights for each of the years in the two-year period ending December 31, 2013 in conformity with U.S. generally accepted accounting principles.

March 9, 2017

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Assets and Liabilities

	As of December 31, 2016	As of December 31, 2015
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $248,479,039 and $219,715,263, respectively)	$239,722,117	$221,349,073
Non-controlled, affiliated investments, at fair value (cost of $29,734,859 and $56,426,475, respectively)	22,094,203	59,243,999
Controlled, affiliated investments, at fair value (cost $15,122,171 and $27,289,995, respectively)	14,456,630	15,748,539
Total of portfolio investments, at fair value (cost $293,336,069 and $303,431,733, respectively)	276,272,950	296,341,611
Cash	3,891,606	4,866,972
Dividends and interest receivable	3,240,640	2,607,205
Receivable for investments sold	2,139,463	—
Deferred financing costs	1,287,807	2,183,881
Deferred tax asset	1,264,811	1,382,408
Prepaid expenses and other assets	100,770	113,730
Total Assets	$288,198,047	$307,495,807
Liabilities
Credit facility payable	$39,133,273	$63,504,738
Notes payable (net of deferred note offering costs of $1,495,062 and $1,156,622, respectively)	53,504,938	38,843,378
Other accrued expenses and liabilities	282,165	271,801
Directors’ fees payable	95,000	37,025
Professional fees payable	331,867	481,333
Interest and credit facility expense payable	1,008,127	813,222
Management fee payable	1,301,591	1,302,213
Income-based incentive fees payable	2,071,661	1,081,797
Distributions payable	4,586,816	4,595,700
Unearned structuring fee revenue	1,175,319	689,577
Income tax liability	182,699	842,812
Total Liabilities	$103,673,456	$112,463,596
Commitments and Contingencies (Note 12)
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,451,633 and 13,516,766 shares issued and outstanding, respectively)	13,452	13,517
Additional paid-in capital	196,290,348	197,652,086
Accumulated net realized gain (loss)	(776,548)	2,791,590
Undistributed net investment income	4,890,065	1,130,327
Net unrealized appreciation (depreciation) on investments, net of benefit/(provision) for taxes of $1,170,393 and $534,813 as of December 31, 2016 and December 31, 2015, respectively	(15,892,726)	(6,555,309)
Total Net Assets	184,524,591	195,032,211
Total Liabilities and Net Assets	$288,198,047	$307,495,807
Net Asset Value Per Share	$13.72	$14.43

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Operations

			BNY Mellon-Alcentra Mezzanine III, L.P.
	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from January 1, 2014 through May 7, 2014	For the period from May 8, 2014* through December 31, 2014
Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$25,178,890	$19,225,065	$2,335,475	$7,099,277
Paid-in-kind interest income from portfolio investments	3,182,683	3,128,501	569,637	1,793,553
Other income from portfolio investments	2,475,976	1,819,533	649,961	316,063
Dividend income from portfolio investments	82,777	302,874	251,752	576,520
From non-controlled, affiliated investments:
Interest income from portfolio investments	2,742,054	4,231,004	1,089,807	2,676,843
Paid in-kind income from portfolio investments	2,365,373	2,632,281	341,850	1,201,757
Other income from portfolio investments	2,352,766	72,320	788,083	2,967
From controlled, affiliated investments:
Interest income from portfolio investments	1,566,173	2,280,106	769,953	1,701,725
Paid in-kind income from portfolio investments	655,907	159,722	521,321	625,083
Other income from portfolio investments	—	64,843	444,055	172,426
Total investment income	40,602,599	33,916,249	7,761,894	16,166,214
Expenses:
Management fees	5,209,684	4,943,886	699,473	2,506,937
Income-based incentive fees	3,255,167	2,270,450	—	—
Capital gains incentive fees	—	1,001,467	—	966,059
Professional fees	1,227,977	966,671	84,642	800,873
Valuation services	236,904	419,264	—	376,405
Interest and credit facility expense	5,657,154	4,142,013	50,214	1,016,505
Amortization of deferred financing costs	1,154,343	867,786	—	326,835
Directors’ fees	296,809	243,726	—	192,608
Insurance expense	264,209	272,331	—	183,882
Amortization of deferred note offering costs	193,357	—		—
Other expenses	697,809	491,953	7	212,248
Total expenses	18,193,413	15,619,547	834,336	6,582,352
Waiver of management fees by the Investment Advisor	—	—	—	(1,051,811)
Waiver of capital gains incentive fees	—	(1,001,467)	—	(966,059)
Net expenses	18,193,413	14,618,080	834,336	4,564,482
Net investment income	$22,409,186	$19,298,169	6,927,558	$11,601,732
Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(4,018,220)	2,722,992	51,961	178,297
Non-controlled, affiliated investments	11,019,205	—	—	29,203
Controlled, affiliated investments	(11,282,968)	—	—	71,711
Net realized gain (loss) from portfolio investments	(4,281,983)	2,722,992	51,961	279,211

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Operations – (continued)

			BNY Mellon-Alcentra Mezzanine III, L.P.
	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from January 1, 2014 through May 7, 2014	For the period from May 8, 2014* through December 31, 2014
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(10,390,732)	230,245	$2,974,591	1,403,565
Non-controlled, affiliated investments	(10,458,180)	3,128,631	—	(311,107)
Controlled, affiliated investments	10,875,915	(15,000,080)	—	3,458,624
Net change in unrealized appreciation (depreciation) from portfolio investments	(9,972,997)	(11,641,204)	2,974,591	4,551,082
Benefit/(Provision) for taxes on unrealized gain (loss) on investments	635,580	2,231,817	—	(1,697,004)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	(13,619,400)	(6,686,395)	3,026,552	3,133,289
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,789,786	$12,611,774	$9,954,110	$14,735,021
Basic and diluted:
Net investment income per share	$1.66	$1.43	N.A.	$0.86
Earnings per share	$0.65	$0.93	N.A.	$1.09
Weighted Average Shares of Common Stock Outstanding	13,496,128	13,516,766	N.A.	13,516,766

*	Commencement of operations of the Company.

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Changes in Net Assets

			BNY Mellon-Alcentra Mezzanine III, L.P.
	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from January 1, 2014 through May 7, 2014	For the period from May 8, 2014* through December 31, 2014
Beginning Balances
General Partner	N.A.	N.A.	4,967,879	N.A.
Limited Partners	N.A.	N.A.	105,671,548	N.A.
Total Beginning Balances	N.A.	N.A.	110,639,427	N.A.
Capital contributions
General Partner	N.A.	N.A.	—	N.A.
Limited Partners	N.A.	N.A.	58,915,014	N.A.
Total	N.A.	N.A.	58,915,014	N.A.
Distributions
General Partner	N.A.	N.A.	—	N.A.
Limited Partners	N.A.	N.A.	(3,941,341)	N.A.
Total	N.A.	N.A.	(3,941,341)	N.A.
Net increase in net assets resulting from operations
General Partner	N.A.	N.A.	924,600	N.A.
Limited Partners	N.A.	N.A.	9,029,510	N.A.
Total	N.A.	N.A.	9,954,110	N.A.
Carried interest allocation
General Partner	N.A.	N.A.	(5,966,619)	N.A.
Limited Partners	N.A.	N.A.	5,966,619	N.A.
Total	N.A.	N.A.	—	N.A.
Total – General Partner	N.A.	N.A.	(74,140)	N.A.
Total – Limited Partners	N.A.	N.A.	175,641,350	N.A.
Ending Balance	N.A.	N.A.	$175,567,210	N.A.
Increase (decrease) in net assets resulting from operations
Net investment income	$22,409,186	$19,298,169	N.A.	$11,601,732
Net realized gain (loss) on investments	(4,281,983)	2,722,992	N.A.	279,211
Net change in unrealized appreciation (depreciation) on investments	(9,972,997)	(11,641,204)	N.A.	4,551,082
Benefits/(Provision) for taxes on unrealized gain (loss) on investments	635,580	2,231,817	N.A.	(1,697,004)
Net increase (decrease) in net assets resulting from operations	8,789,786	12,611,774	N.A.	14,735,021
Capital transactions
Proceeds from issuance of common stock from initial public offering (net of sales load)	—	—	N.A.	107,912,490
Proceeds from issuance of common stock to Limited Partners	—	—	N.A.	91,500,000
Offering costs	(165,635)	(186,069)		(1,562,318)
Repurchase of common stock (65,133 and 0 shares, respectively)	(775,622)	—	N.A.	—
Net increase (decrease) in net assets resulting from capital transactions	(941,257)	(186,069)	N.A.	197,850,172
Distributions to shareholders from:
Net investment income	(18,351,553)	(18,382,802)	N.A.	(11,597,385)
Realized gains	(4,596)	—	N.A.	—
Total distributions to shareholders	(18,356,149)	(18,382,802)	N.A.	(11,597,385)
Total increase (decrease) in net assets	(10,507,620)	(5,957,097)	N.A.	200,987,808
Net assets at beginning of period	195,032,211	200,989,308	N.A.	1,500
Net assets at end of period [including Accumulated net investment income of $4,890,065, $1,130,327 and $211,846 respectively]	$184,524,591	$195,032,211	N.A.	$200,989,308
Dividends declared per common share:	$1.360	$1.360	N.A.	$0.858

*	Commencement of operations of the Company.

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Cash Flows

			BNY Mellon-Alcentra Mezzanine III, L.P.
	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from January 1, 2014 through May 7, 2014	For the period from May 8, 2014* through December 31, 2014
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$8,789,786	$12,611,774	$9,954,110	$14,735,021
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from portfolio investments	4,281,983	(2,722,992)	(51,961)	(279,211)
Net change in unrealized (appreciation) depreciation of portfolio investments	9,972,997	11,641,204	(2,974,591)	(4,551,082)
Deferred tax asset	117,597	(1,382,408)	—	—
Deferred tax liability	—	(1,697,004)	—	1,697,004
Paid in-kind interest income from portfolio investments	(6,203,963)	(5,920,504)	(1,432,808)	(2,884,534)
Accretion of discount on debt securities	(1,225,834)	(444,557)	(2,122,109)	(562,728)
Purchases of portfolio investments	(145,561,983)	(96,601,565)	(48,769,079)	(203,211,258)
Net proceeds from sales/return of capital of portfolio investments	158,805,461	56,340,657	15,780,666	44,354,959
Amortization of deferred financing costs	1,154,343	867,786	—	326,835
Amortization of deferred note offering costs	193,357	—		—
(Increase) decrease in operating assets:
Dividends and interest receivable	(633,435)	(1,189,705)	87,770	(1,417,500)
Receivable for investments sold	(2,139,463)	4,753	—	(4,753)
Due from Limited Partners	—	—	(30,023)	—
Prepaid expenses and other assets	12,960	14,658	348,518	(128,388)
Increase (decrease) in operating liabilities:
Payable for investments purchased	—	(8,717)	—	8,717
Other accrued expenses and liabilities	10,364	(267,616)	25,661	539,417
Due to affiliate	—	—	(5,940)	—
Directors’ fees payable	57,975	(48,667)	—	85,692
Professional fees payable	(149,466)	71,705	—	409,628
Interest and credit facility expense payable	194,905	596,746	(15,614)	216,476
Management fee payable	(622)	686,545	(714,014)	615,668
Income-based incentive fees payable	989,864	1,081,797	—	—
Unearned structuring fee revenue	485,742	172,238	—	517,339
Income tax	(660,113)	797,540	—	45,272
Net cash provided by (used in) operating activities	28,492,455	(25,396,332)	(29,919,414)	(149,487,426)
Cash Flows from Financing Activities
Proceeds from issuance of common stock from initial public offering	—	—	—	107,912,490
Proceeds from bridge facility	—	—	—	94,154,819
Payment of bridge facility	—	—	—	(94,154,819)
Financing costs paid	(258,269)	(1,065,147)	—	(2,313,355)
Offering costs paid	(697,432)	(1,316,948)	—	(1,588,061)
Proceeds from credit facility payable	116,375,000	255,102,027	15,000,000	96,386,654
Repayments of credit facility payable	(140,746,465)	(254,096,443)	(30,000,000)	(33,887,500)
Proceeds from notes payable	15,000,000	40,000,000	—	—
Distributions paid to shareholders	(18,365,033)	(18,382,802)	—	(7,001,685)
Capital contributions received from Partners	—	—	58,834,796	—
Cash distributions paid to Partners	—	—	(3,941,341)	—
Repurchase of common stock	(775,622)	—		—
Net cash provided by (used in) financing activities	(29,467,821)	20,240,687	39,893,455	159,508,543
Increase (decrease) in cash and cash equivalents	(975,366)	(5,155,645)	9,974,041	10,021,117
Cash at beginning of period	4,866,972	10,022,617	729,431	1,500
Cash and Cash Equivalents at End of Period	$3,891,606	$4,866,972	10,703,472	$10,022,617
Supplemental and non-cash financing activities:
Cash paid during the period for interest	$5,462,249	$3,870,973	$65,828	$800,029
Accrued offering costs	$2,485	$2,485	$—	$31,687
Accrued distributions payable	$4,586,816	$4,595,700	$168	$4,595,700
Acquisition of investments via exchange of common shares of the Company	$—	$—	$—	$91,500,000

*	Commencement of operations of the Company.

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments
As of December 31, 2016

Company(+)***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 129.91%
Senior Secured – First Lien — 43.51%
A2Z Wireless Holdings, Inc.(2)	Telecommunications	LIBOR + 9.0% Cash	1.00%	1/15/2021	14,437,500	$14,293,125	$14,437,500	7.82%
Black Diamond Rentals	Oil & Gas Services	10.00% Cash, 4% PIK		7/9/2018	6,741,084	6,741,084	6,368,583	3.45%
IGT(2),(3)	Industrial Services	LIBOR + 8.75% Cash, 1.50% PIK	1.00%	12/10/2019	8,063,911	8,004,995	8,063,911	4.37%
LRI Holding, Inc.(2)	Industrial Services	LIBOR + 9.75% Cash	0.50%	9/28/2021	10,000,000	9,906,795	10,000,000	5.42%
Lugano Diamonds & Jewelry, Inc(2),(3)	Retail	LIBOR + 10.0% Cash	0.75%	10/24/2021	6,000,000	5,235,101	5,356,000	2.90%
NTI Holdings, LLC(2)	Telecommunications	LIBOR + 8.0% Cash	1.00%	3/30/2021	11,876,288	11,680,600	11,680,566	6.33%
NWN Corporation(2)	Technology & IT	LIBOR + 10.0% Cash	1.00%	10/16/2020	3,919,108	3,840,726	3,919,108	2.12%
Palmetto Moon LLC	Retail	11.5% Cash		10/31/2021	5,565,855	5,540,855	5,565,855	3.02%
Stancor, Inc.(2)	Wholesale/Distribution	LIBOR + 9.0%	0.75%	8/19/2019	4,900,000	4,900,000	4,900,000	2.66%
Superior Controls, Inc.(2),(3)	High Tech Industries	LIBOR + 8.75%	1.00%	3/22/2021	10,000,000	10,000,000	10,000,000	5.42%
Total Senior Secured – First Lien						80,143,281	80,291,523	43.51%
Senior Secured – Second Lien — 41.57%
Alpine Waste(2)	Waste Services	LIBOR + 8.75%	1.00%	12/30/2020	11,131,777	$11,131,777	$11,131,777	6.03%
Conisus LLC(2)	Media: Advertising, Printing & Publishing	LIBOR + 8.75% Cash	1.00%	6/23/2021	11,750,000	11,750,000	10,870,000	5.89%
Duke Finance, LLC(2)	Industrial Manufacturing	LIBOR + 9.75% Cash	1.00%	10/28/2022	7,500,000	6,722,567	7,350,000	3.98%
Graco Supply Company	Aerospace	12% Cash		3/17/2021	4,000,000	4,000,000	3,877,000	2.10%
Healthcare Associates of Texas, LLC(3)	Healthcare Services	12.25% Cash		4/30/2022	8,500,000	8,500,000	8,500,000	4.61%
Medsurant Holdings, LLC	Healthcare Services	12.25% Cash		6/18/2021	6,200,000	6,138,000	6,200,000	3.36%
My Alarm Center, LLC(2)	Security	LIBOR + 11.0% Cash	1.00%	7/9/2019	12,625,000	12,625,000	12,625,000	6.84%
Nation Safe Drivers (NSD)(2)	Automotive Business Services	LIBOR + 8.0% Cash	2.00%	9/29/2020	11,721,154	11,721,154	11,838,000	6.42%
Xpress Global Systems, LLC(2)	Transportation Logistics			4/10/2020	7,420,134	6,986,203	4,316,871	2.34%
Total Senior Secured – Second Lien						79,574,701	76,708,648	41.57%
Senior Subordinated — 38.93%
Black Diamond Rentals	Oil & Gas Services	4.0% Cash		7/9/2018	8,009,188	$8,009,188	$3,709,000	2.01%
GST Autoleather	Automotive Business Services	11% Cash, 2.0% PIK		1/11/2021	8,368,939	8,368,939	8,368,939	4.53%
Media Storm, LLC	Media & Entertainment	10% Cash		8/28/2019	2,454,545	2,454,545	2,454,545	1.33%
Metal Powder Products LLC(2)	Industrial Manufacturing	LIBOR + 12.25% Cash	0.75%	11/5/2021	8,250,000	8,250,000	8,250,000	4.47%
NextCare Holdings, Inc.	Healthcare Services	10% Cash, 4% PIK		12/31/2018	15,050,000	14,859,566	15,050,000	8.16%
Pharmalogic Holdings Corp.	Healthcare Services	12% Cash		9/1/2021	14,000,000	14,000,000	14,000,000	7.59%
QRC Holdings, LLC	High Tech Industries	12.25% Cash		11/20/2021	10,000,000	10,000,000	10,000,000	5.42%
Security Alarm Financing Enterprises L. P.(2)	Security	LIBOR + 13.00% Cash	1.00%	6/19/2020	10,000,000	9,800,000	10,000,000	5.42%
Total Senior Subordinated						75,742,238	71,832,484	38.93%
Equity/Other — 5.90%
IGT, Preferred Shares(4)	Industrial Services	11% PIK			1,110,922	$1,110,922	$—	—
Common Shares(4)					44,000	44,000	—	—
Preferred AA Shares		15% PIK			292,115	292,115	292,115	0.16%
						1,447,037	292,115	0.16%
LRI Holding, Inc., Preferred Shares(4)	Industrial Services				1,000,000	1,000,000	1,084,000	0.59%
Lugano Diamonds & Jewelry, Inc, Warrants	Retail				666,615	666,615	666,615	0.36%
Metal Powder Products, LLC, Common Shares(4)	Industrial Manufacturing				500,000	500,000	659,000	0.36%

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments – (continued)
As of December 31, 2016

Company(+)***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
My Alarm Center, LLC, Class A Preferred(4)	Security				284,589	—	284,589	0.15%
NTI Holdings, LLC, Common Shares(4)	Telecommunications				376,515	403,030	779,000	0.42%
Warrants(4)					417,823	224,689	444,998	0.24%
						627,719	1,223,998	0.66%
Palmetto Moon LLC, Common Shares	Retail				434,145	434,145	434,145	0.24%
Superior Controls, Inc., Preferred Shares(4)	High Tech Industries				400,000	400,000	516,000	0.28%
Tunnel Hill Class B Common Units(4),(5)	Waste Services				93,160	2,454,303	2,029,000	1.10%
Wholesome Sweeteners, Inc., Common Shares(4)	Food & Beverage				5,000	5,000,000	3,700,000	2.00%
Xpress Global Systems, LLC, Warrants(4)	Transportation Logistics				489,000	489,000	—	—
Total Equity/Other						13,018,819	10,889,462	5.90%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						248,479,039	239,722,117	129.91%
Investments in Non-Controlled, Affiliated Portfolio Companies — 11.97%*
Senior Secured – First Lien — 1.12%
Show Media, Inc.(4)	Media & Entertainment	5.5% Cash, 5.5% PIK		8/10/2017	4,153,393	$4,056,960	$2,077,000	1.12%
Total Senior Secured – First Lien						4,056,960	2,077,000	1.12%
Senior Secured – Second Lien — 4.42%
Southern Technical Institute, Inc.(2)	Education	LIBOR + 8.0% Cash, 4% PIK	1.00%	12/2/2020	8,156,261	$8,156,261	$8,156,261	4.42%
Total Senior Secured – Second Lien						8,156,261	8,156,261	4.42%
Senior Subordinated — 1.20%
Battery Solutions, Inc.	Environmental/Recycling Services	6% Cash, 8% PIK		11/6/2021	2,217,865	$2,217,865	$2,217,865	1.20%
Total Senior Subordinated						2,217,865	2,217,865	1.20%
Equity/Other — 5.23%
Battery Solutions, Inc., Class A and F Units(4)	Environmental/Recycling Services				5,000,000	$1,058,000	$482,000	0.26%
Class E Units		8% PIK		11/6/2021	3,817,181	3,817,181	3,817,181	2.07%
						4,875,181	4,299,181	2.33%
Show Media, Inc., Units(4)	Media & Entertainment				4,092,210	3,747,428	—	—
Southern Technical Institute, Inc., Class A Units(4)	Education				3,164,063	2,167,000	795,999	0.43%
Preferred Shares		15.75% PIK			4,403,897	4,292,897	4,403,897	2.39%
Warrants(4)				3/30/2026	111,000	111,000	144,000	0.08%
					110,267	110,267	—	—
						221,267	144,000	0.08%
						6,681,164	5,343,896	2.90%
Total Equity/Other						15,303,773	9,643,077	5.23%
Total Investments in Non-Controlled, Affiliated Portfolio Companies						29,734,859	22,094,203	11.97%
Investments in Controlled, Affiliated Portfolio Companies — 7.84%**
Senior Secured – First Lien — 7.22%
FST Technical Services, LLC	Technology & Telecom	12% Cash, 5% PIK		11/18/2018	13,315,630	$13,315,630	$13,315,630	7.22%
Total Senior Secured – First Lien						13,315,630	13,315,630	7.22%

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments – (continued)
As of December 31, 2016

Company(+)***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Equity/Other — 0.62%
FST Technical Services, LLC, Common Class B Shares	Technology & Telecom	9% PIK			1,750,000	$1,806,541	$1,141,000	0.62%
Total Equity/Other						1,806,541	1,141,000	0.62%
Total Investments in Controlled, Affiliated Portfolio Companies						15,122,171	14,456,630	7.84%
Total Investments						293,336,069	276,272,950	149.72%
Liabilities In Excess Of Other Assets							(91,748,359)	(49.72)%
Net Assets							$184,524,591	100.00%

(+)	All portfolio companies listed are qualifying assets.
*	Denotes investments in which the Company is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these affiliated investments are as follows:

Name of Issuers	Fair Value at December 31, 2015	Gross Addition	Gross Reductions	Interest/ Dividend/ Other Income	Fair Value at December 31, 2016
ACT Lighting	$12,753,733	$—	$(12,053,793)	$2,097,103	$—
Battery Solutions, Inc.	6,095,154	—	—	598,729	6,517,046
DBI Holding, LLC	22,894,780	—	(27,831,221)	2,244,921	—
Net Access Corporation	—	—	(394,733)	235,641	—
Show Media, Inc.	3,610,000	—	—	449,870	2,077,000
Southern Technical Institute, Inc.	13,890,332	4,235,280	(4,235,280)	1,833,929	13,500,157
	$59,243,999	$4,235,280	$(44,515,027)	$7,460,193	$22,094,203
**	Denotes investments in which the Company is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these affiliated and controlled investments are as follows:

Name of Issuers	Fair value at December 31, 2015	Gross Addition	Gross Reductions	Interest/ Dividend/ Other income	Fair Value at December 31, 2016
The DRC Group	$1,804,817	$133,333	$(832,752)	$(4,526)	$—
FST Technical Services, LLC	13,943,722	—	—	2,226,606	14,456,630
	$15,748,539	$133,333	$(832,752)	$2,222,080	$14,456,630
***	Pledged as collateral under the Credit Facility with ING Capital LLC.
(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.
(2)	The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments – (continued)
As of December 31, 2016

(3)	The investment has an unfunded commitment as of December 31, 2016 which is excluded from the presentation (see Note 12).
(4)	Non-income producing security.
(5)	The investment was formerly known as City Carting Holding Company, Inc. On June 3, 2016, City Carting combined with Tunnel Hill Partners, L.P.

Abbreviation Legend

PIK — Payment-In-Kind

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments – (continued)
As of December 31, 2016

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
December 31, 2016

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
December 31, 2016

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

2. Summary of Significant Accounting Policies

Basis of Presentation — The accompanying financial statements of the Partnership and the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X.

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

Cash — At December 31, 2016, cash balances totaling $3.9 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.

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

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

2. Summary of Significant Accounting Policies  – (continued)

Valuation of Portfolio Investments — Portfolio investments are carried at fair value as determined by the Board of Directors (the “Board”) of Alcentra and by the General Partner of the Partnership for the period ended May 8, 2014 and prior.

The methodologies used in determining these valuations include:

(1) Preferred shares/membership units and common shares/membership units

In determining estimated fair value for common shares/membership units and preferred shares, the Company or the Partnership makes assessments of the methodologies and value measurements which market participants would use in pricing comparable investments, based on market data obtained from independent sources as well as from the Partnership’s or Company’s own assumptions and taking into account all material events and circumstance which would affect the estimated fair value of such investments. Several types of factors, circumstances and events could affect the estimated fair value of the investments. These include but are not limited to the following:

(i) Any material changes in the (a) competitive position of the portfolio investment, (b) legal and regulatory environment within which the portfolio investment operates, (c) management or key managers of the portfolio investment, (d) terms and/or cost of financing available to the portfolio investment, and (e) financial position or operating results of the investment; (ii) pending disposition by the Company or the Partnership of all or a major portfolio investments; and (iii) sales prices of recent public or private transactions in identical or comparable investments.

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

Valuation techniques are applied consistently from period to period, except when circumstances warrant a change to a different valuation technique that will provide a better estimate of fair value. The valuation process begins with each investment being initially valued by the investment professionals of the Company and its Adviser. Preliminary valuation conclusions are then documented and discussed with senior investment professional of the Company, its Adviser. The Investment Committee reviews the valuation of the investment professionals and then determines the fair value of each investment in good faith based on the input of the investment professionals.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

The Partnership is obligated to reimburse the General Partner for 100% of the placement fee and for organizational costs of the Partnership in an amount not to exceed $1,250,000 on a cumulative basis. Organizational costs paid by the Partnership in excess of $1,250,000 (“Excess Organizational Expenses”) and all placement fees paid by the Partnership will reduce the management fee as described in Note 7. No costs were charged for the Partnership for the years ended December 31, 2016, December 31, 2015 or December 31, 2014.

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
December 31, 2016

2. Summary of Significant Accounting Policies  – (continued)

original issue discounts. Fees may be charged to the issuer by the Company in connection with the origination of a debt security financing. Such fees are reflected as a discount to the cost of the portfolio security and the discount is accreted into income over the life of the related debt security.

Original Issue Discount — When the Company and the Partnership receive warrants with a nominal or discounted exercise price upon origination of a debt or preferred stock investment, a portion of the cost basis is allocated to the warrants. When the investment is made concurrently with the sale of a substantial amount of equity, the value of the warrants is based on the sales price. The value of the warrants is recorded as original issue discount (“OID”) to the value of the debt or preferred stock investment and the OID is amortized over the life of the investment.

Interest and Dividend Income — Interest is recorded on the accrual basis to the extent that the Company and the Partnership expect to collect such amounts. The Company and the Partnership accrue paid in-kind interest (“PIK”) by recording income and an increase to the cost basis of the related investments. Dividend income is recorded on ex-dividend date. Dividends in-kind are recorded as an increase in cost basis of investments and as income.

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were no non-accrual investments as of December 31, 2016 and December 31, 2015.

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

Alcentra BDC Equity Holdings LLC has elected to be a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

2. Summary of Significant Accounting Policies  – (continued)

tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, we recognized a benefit/(provision) for income tax on unrealized gain/(loss) on investments of $0.6 million, $2.2 million and $(1.7) million, respectively, for the Taxable Subsidiaries. As of December 31, 2016 and December 31, 2015, $1.3 million and $1.4 million, respectively, was included in the deferred tax asset on the Consolidated Statements of Assets and Liabilities.

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

The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open for the years ended December 31, 2016, December 31, 2015 and December 31, 2014. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2016 and 2015, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of dividend reclasses, as follows:

	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
Accumulated undistributed net investment income	$(293,029)	$3,114	$207,499
Accumulated net realized gains	713,845	(3,114)	(207,499)
Additional paid in capital	(420,816)	—	—

The tax character of distributions paid by the company for the years ended December 31, 2016, 2015 and 2014 are as follows:

	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
Ordinary income	$18,351,553	$18,382,802	$11,597,385
Net long-term capital gains	4,596	—	—
Total distributions paid	$18,356,149	$18,382,802	$11,597,385

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

2. Summary of Significant Accounting Policies  – (continued)

At December 31, 2016, December 31, 2015 and December 31, 2014, the components of distributable earnings on a tax basis are as follows:

	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
Undistributed net investment income	$6,262,940	$1,231,457	$211,846
Accumulated net realized gains (losses)	-0-	2,693,574	71,712
Unrealized appreciation (depreciation)	(12,564,546)	(6,558,423)	2,854,078
Components of tax distributable earnings at year end	$(6,301,606)	$(2,633,392)	$3,137,636

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

Recently Issued Accounting Standards — In April 2015, FASB issued ASU 2015-03, Interest —  Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. Amortization of the costs are included in Amortization of deferred financing costs and Amortization of deferred note offering costs. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company adopted this guidance as of January 1, 2016. The new guidance will be applied retrospectively to each prior period presented.

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

3. Fair Value of Portfolio Investments

The Company and the Partnership account for its investments in accordance with FASB Accounting Standards Codification Topic 820 (“ASC Topic 820”), Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value. ASC Topic 820 established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring investments at fair value.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

3. Fair Value of Portfolio Investments  – (continued)

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories (from highest to lowest) based on inputs:

Level 1 — Quoted prices (unadjusted) are available in active markets for identical investments that the Company and the Partnership has the ability to access as of the reporting date. The type of investments which would generally be included in Level 1 includes listed equity securities and listed derivatives. As required by ASC Topic 820, the Company and the Partnership, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Company and the Partnership holds a large position and a sale could reasonably impact the quoted price.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value measurement. The Company and the Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2016 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured – First Lien	$—	$—	$95,684,153	$95,684,153
Senior Secured – Second Lien	—	—	84,864,909	84,864,909
Subordinated Debt	—	—	74,050,349	74,050,349
Equity/Other	—	—	21,673,539	21,673,539
Total Investments	$—	$—	$276,272,950	$276,272,950

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

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

3. Fair Value of Portfolio Investments  – (continued)

The changes in investments classified as Level 3 are as follows for the years ended December 31, 2016 and December 31, 2015.

As of December 31, 2016:

	Senior Secured- First Lien	Senior Secured- Second Lien	Senior Subordinated	Equity/ Other	Total
Balance as of January 1, 2016	$88,453,325	$83,266,558	$80,458,554	$44,163,174	$296,341,611
Amortized discounts/premiums	234,054	298,817	692,963	—	1,225,834
Paid in-kind interest	1,729,143	618,732	1,660,971	2,195,117	6,203,963
Net realized gain (loss)	(5,334,131)	11,658	411,308	629,182	(4,281,983)
Net change in unrealized appreciation (depreciation)	2,522,071	(3,117,202)	(4,009,434)	(5,368,432)	(9,972,997)
Purchases	60,425,816	20,956,473	67,125,299	9,098,318	157,605,906
Sales/Return of capital	(52,346,125)	(17,170,127)	(72,289,312)	(29,043,820)	(170,849,384)
Balance as of December 31, 2016	$95,684,153	$84,864,909	$74,050,349	$21,673,539	$276,272,950
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2016	$(1,902,020)	$(2,928,053)	$(3,909,754)	$(2,033,672)	$(10,773,499)

As of December 31, 2015:

	Senior Secured- First Lien	Senior Secured- Second Lien	Senior Subordinated	Equity/ Other	Total
Balance as of January 1, 2015	$97,395,708	$46,748,798	$54,986,207	$51,343,141	$250,473,854
Amortized discounts/premiums	244,029	79,380	121,148	—	444,557
Paid in-kind interest	1,002,136	281,587	2,662,765	1,974,016	5,920,504
Net realized gain (loss)	11,051	94,674	—	2,617,267	2,722,992
Net change in unrealized appreciation (depreciation)	(3,199,100)	(166,447)	521,766	(8,637,423)	(11,481,204)
Purchases	26,665,951	46,946,356	25,500,001	7,595,440	106,707,748
Sales/Return of capital	(33,666,450)	(10,717,790)	(3,333,333)	(10,729,267)	(58,446,840)
Balance as of December 31, 2015	$88,453,325	$83,266,558	$80,458,554	$44,163,174	$296,341,611
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2015	$(3,330,817)	$500,149	$116,006	$(6,846,899)	$(9,561,561)

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

3. Fair Value of Portfolio Investments  – (continued)

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2016 and December 31, 2015, respectively.

As of December 31, 2016:

Assets at Fair Value	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Senior Secured – First Lien	$95,684,153	Yield to Maturity	Comparable Market Rate	9.0% – 17.0%	11.44%
Senior Secured – Second Lien	$84,864,909	Yield to Maturity	Comparable Market Rate	9.75% – 20.7%	11.39%
Senior Subordinated	$74,050,349	Yield to Maturity	Comparable Market Rate	10% – 14%	12.33%
Preferred Ownership	$12,426,782	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.00x – 13.00x	8.26%
Common Ownership/ Common Warrants	$9,246,757	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.00x – 13.00x	10.13%
Total	$276,272,950

As of December 31, 2015:

Assets at Fair Value	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Senior Secured – First Lien	$88,453,325	Yield to Maturity	Comparable Market Rate	8.75% – 17.0%	12.29%
Senior Secured – Second Lien	$83,266,558	Yield to Maturity	Comparable Market Rate	10.0% – 13.5%	11.28%
Senior Subordinated	$80,458,554	Yield to Maturity	Comparable Market Rate	8.0% – 26.2%	13.80%
Preferred Ownership	$20,810,175	Market Approach	Enterprise Value/ LTM EBITDA Multiple	6.84x – 8.06x	7.45x
Common Ownership/ Common Warrants	$23,352,999	Market Approach	Enterprise Value/ LTM EBITDA Multiple	8.97x – 9.14x	9.05x
Total	$296,341,611

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

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

4. Share Transactions/Partners’ Capital  – (continued)

The following table sets forth the number of shares of common stock repurchased by the Company under its share repurchase program for the year ended December 31, 2016:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2016	10,509	$10.7700 – $11.2444	$115,828
May 31, 2016	9,547	$11.5596 – $12.3333	114,762
June 30, 2016	6,074	$12.2335 – $12.3586	74,860
November 30, 2016	17,003	$11.4991 – $12.3032	203,026
December 31, 2016	22,000	$11.6527 – $12.4857	267,146
	65,133		$775,622

For the year ended December 31, 2015, there were no shares issued or proceeds received by the Company.

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering for the period ended December 31, 2014 (May 8, 2014 — December 31, 2014).

	Shares	Amount
Issuance of shares to Limited Partners of the Partnership	6,100,000	$91,500,000
Issuance of shares in the Offering	6,666,666	99,999,990
Overallotment	750,000	11,250,000
Total shares issued	13,516,666	202,749,990
Less:
Underwriting costs (sales load)	—	3,337,500
Offering costs	—	1,562,318
Total shares outstanding/net proceeds to Company	13,516,666	$197,850,172

The Partnership held its initial closing on May 14, 2010, accepting capital commitments amounting to $105,850,000 from Limited Partners. Seven additional closings were held subsequent to May 14, 2010. The most recent of which being the final closing, took place on August 10, 2012, bringing total commitments to $210,200,000. As of May 7, 2014, Limited Partners have contributed $226,397,552, or 107.71% of their total capital commitments to the Partnership. As of May 7, 2014, the capital balances of Class A Limited Partners and Class B Limited Partners amounted to 70.02% and 30.02% of total partners’ capital, respectively.

5. Distributions

Alcentra Capital Corporation

The Company intends to make quarterly distributions of available net investment income determined on a tax basis to its stockholders. Distributions to stockholders are recorded on the record date. The amount, if any, to be distributed to stockholders is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, will be distributed at least annually. If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of December 31, 2016 and December 31, 2015, we accrued $240,207 and $0,

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

5. Distributions  – (continued)

respectively, for any unpaid potential excise tax liability and have included these amounts within income tax liability on the accompanying Consolidated Statements of Assets and Liabilities.

The following table reflects the Company’s dividends declared and paid on its common stock for the year ended December 31, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
March 7, 2016	March 31, 2016	April 7, 2016	$0.340
May 5, 2016	June 30, 2016	July 7, 2016	$0.340
August 4, 2016	September 30, 2016	October 6, 2016	$0.340
November 3, 2016	December 31, 2016	January 5, 2017	$0.340

The following table reflects the Company’s dividends declared and paid on its common stock for the year ended December 31, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
March 10, 2015	March 31, 2015	April 6, 2015	$0.340
May 11, 2015	June 30, 2015	July 6, 2015	$0.340
August 10, 2015	September 30, 2015	October 6, 2015	$0.340
November 5, 2015	December 31, 2015	January 7, 2016	$0.340

The following table reflects the Company’s dividends declared and paid on its common stock for the period ended December 31, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
June 24, 2014	June 30, 2014	July 7, 2014	$0.178
August 12, 2014	September 30, 2014	October 6, 2014	$0.340
November 4, 2014	December 30, 2014	January 6, 2015	$0.340

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

BNY Mellon-Alcentra Mezzanine III, L.P.

Proceeds from portfolio investments will be distributed to the partners in proportion to their contributions to such investment until the partners have received a) first, 100% to all Limited Partners until the Limited Partners have received an amount equal to their aggregate capital contributions made to the Partnership (including, capital contributions made to the Partnership to fund the Partnership’s organizational expenses, management fees and other ongoing costs); b) second, 100% to all Limited Partners until the Limited Partners have received preferred returns of 8% and 5%, for Class A Limited Partners and Class B Limited Partners, respectively, per annum on the aggregate capital contributions made to the Partnership (including, capital contributions made to the Partnership to fund the Partnership’s organizational expenses, management fees and

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

5. Distributions  – (continued)

other ongoing costs); c) third, for Class A Limited Partners only, 100% to the General Partner as a carried interest distribution until the General Partner has received an amount equal to 20% of the aggregate amount of distributions; and d) thereafter (a) 80% to such Partner and (b) 20% to the General Partner. Income from short-term investments is distributed to all partners in proportion to such partners’ contributions to such investments.

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

Distributions to Limited Partners during the period from January 1, 2014 to May 7, 2014, are broken down as follows:

For the period from January 1, 2014 to May 7, 2014
Return of capital	$750,000
Return on capital	3,191,341
Total	$3,941,341

6. Allocation of Profits and Losses

Allocations of Partnership profits are made in a manner which is consistent with, and gives effect to, the distribution procedures outlined in Note 5 above. Partnership losses are allocated to all partners in proportion to such partners’ capital commitments or to such partners’ percentage ownership in such investment from which the losses arose, or if there is no such investment, in proportion to their capital commitment. For the period from January 1, 2014 to May 7, 2014, the General Partner was allocated carried interest distributions of $(5,966,619). As a result of the completion of Alcentra’s initial public offering, the General Partner’s allocated carried interest as of May 7, 2014 was reallocated to the Limited Partners in accordance with the provisions of the Partnership’s Limited Partnership Agreement (December 31, 2013, as revised). Accordingly, the carried interest allocated to the General Partner through May 7, 2014 of approximately $6 million was reallocated to the Limited Partners.

7. Related Party Transactions

Management Fee and Incentive Fee
Alcentra Capital Corporation

Under the Investment Advisory Agreement, the Company has agreed to pay Alcentra NY an annual base management fee based on its gross assets as well as an incentive fee based on its performance. The base management fee is calculated at an annual rate as follows: 1.75% of its gross assets (i.e., total assets held before deduction of any liabilities), including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such as investments in U.S. Treasury Bills), if its gross assets are below $625 million; 1.625% if its gross assets are between $625 million and $750 million; and 1.5% if its gross assets are greater than $750 million. The various management fee percentages (i.e. 1.75%, 1.625% and 1.5%) would apply to the Company’s entire gross assets in the event its gross assets exceed the various gross asset thresholds. The base management fee will be payable quarterly in arrears and shall be calculated based

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

7. Related Party Transactions  – (continued)

on the average value of the Company’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters.

The incentive fee consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a hurdle rate of 2% per quarter, and is subject to a “catch-up” feature. The “catch-up” feature is intended to provide the Adviser with an incentive fee of 50% of the Company’s “pre-incentive fee net investment income” as if a preferred return did not apply when our net investment income exceeds 2.5% in any quarter. The second part is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date) and equals 20% of our aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable for administrative services under the Investment Advisory Agreement, and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest). Pre-incentive fee net investment income excludes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income until the Company has received such income in cash.

For the year ended December 31, 2016, the Company recorded expenses for base management fees of $5,209,684, of which none was waived by the Adviser and $1,301,591 was payable at December 31, 2016. For the year ended December 31, 2015, the Company recorded expenses for base management fees of $4,943,886, of which none was waived by the Adviser and $1,302,213 was payable at December 31, 2015. For the period from May 8, 2014 to December 31, 2014, the Company recorded an expense for base management fee of $2,506,937, of which $1,051,811 was waived by the Adviser and $615,668 was payable at December 31, 2014. For the period from January 1, 2014 to May 7, 2014 the Partnership recorded an expense for base management fees of $699,473, of which $0 was payable at December 31, 2014.

The Adviser agreed to waive its fees (base management and incentive fee), without recourse against or reimbursement by the Company, through the quarter ended June 30, 2015 and to the extent required in order for the Company to earn a quarterly net investment income to maintain a targeted dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis). For the year ended December 31, 2016, the Company incurred income-based incentive fees of $3,255,167, of which none was waived by the Adviser. For the year ended December 31, 2015, the Company incurred income-based incentive fees of $2,270,450, of which none was waived by the Adviser. For the period from May 8, 2014 to December 31, 2014 the Company incurred incentive fees of $966,059, of which $966,059 was waived by the Adviser. For the year ended December 31, 2016, the Company incurred capital gains incentive fees of $0, of which $0 was waived by the Adviser. For the year ended December 31, 2015, the Company incurred capital gains incentive fees of $1,001,467, of which $1,001,467 was waived by the Adviser.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

7. Related Party Transactions  – (continued)

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

The management fee is reduced by the placement fees and Excess Organization Expenses paid by the Partnership. The management fee is further reduced by 100% of all transaction fees, investment fees, monitoring fees, management fees and directors’ fees received by the General Partner or any affiliate thereof, net of unreimbursed out-of-pocket expenses. For the period from January 1, 2014 to May 7, 2014 there were no placement fees, Excess Organizational Expenses, or fees received by the Manager that reduced management fee expense in the reporting period.

Certain employees of the Manager are Limited Partners of the Partnership. As of May 7, 2014, an affiliate of the Partnership also had a $50.0 million commitment to the Partnership as a Limited Partner. For the period from January 1, 2014 through May 7, 2014, this Limited Partner has contributed $56,602,997, or 113.21%, of its total capital commitments to the Partnership.

Additionally, the Partnership incurred $699,473 in management fees, for the period from January 1, 2014 to May 7, 2014. The base management fee payable at May 7, 2014 was $0.

8. Directors’ Fees

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

For the year ended December 31, 2016 the Company recorded directors’ fee expense of $296,809, of which $95,000 was payable at December 31, 2016. For the year ended December 31, 2015 the Company recorded directors’ fee expense of $243,726, of which $37,025 was payable at December 31, 2015. For the period from May 8, 2014 to December 31, 2014 the Company recorded directors’ fee expense of $192,608, of which $85,692 was payable at December 31, 2014.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

9. Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the years ended December 31, 2016 and 2015, and the period from January 1, 2014 through May 7, 2014 and the period from May 8, 2014 through December 31, 2014.

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from January 1, 2014 through May 7, 2014	For the period from May 8, 2014* through December 31, 2014
Investment purchases, at cost (including PIK interest and dividends)	$151,765,946	$112,628,252	$50,201,887	$113,005,276	**
Investment sales, proceeds (including Principal payments/paydown proceeds)	158,805,461	66,446,840	15,780,666	44,354,959

*	Commencement of operations of the Company
**	Excludes $185 million of investment portfolios acquired by the Company from the Partnership and the Warehouse Portfolios (see Note 1)

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

During the year ended December 31, 2016, the Company issued $15.0 million in aggregate principal amount of the Alcentra Capital InterNotes® for net proceeds of $14.7 million. These notes were issued with a stated interest rate of 6.50%, 6.375% and 6.25%. These notes mature on February 15, 2021, June 15, 2021 and July 15, 2021. For the years ended December 31, 2016 and 2015, the Company borrowed an average of $49.7 million and $29.6 million with a weighted average interest rate of 6.38% and 6.35%, respectively.

The following table summarizes the Alcentra Capital InterNotes® issued and outstanding during the year ended December 31, 2016.

Tenor at Origination (in years)	Principal Amount (000’s omitted)	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$53,582	6.25% – 6.50%	6.38%	February 15, 2020 – July 15, 2021
7	1,418	6.50% – 6.75%	6.63%	January 15, 2022 – April 15, 2022
	$55,000

During the year ended December 31, 2016, the Company redeemed $0 aggregate principal amount of our Alcentra Capital InterNotes®. The net proceeds of this offering were used to repay outstanding indebtedness under the Credit Facility.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

10. Alcentra Capital InterNotes®  – (continued)

In connection with the issuance of the Alcentra Capital InterNotes®, the Company incurred $1.196 million of fees which are being amortized over the term of the notes and are included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of December 31, 2016. During the year ended December 31, 2016 we recorded $0.359 million of interest costs and amortization of offering costs on the Alcentra Capital InterNotes® as interest expense.

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

On March 2, 2016, we amended certain provisions of the Credit Facility relating to the treatment of approximately $38.6 million in aggregate principal amount of outstanding InterNotes that mature prior to the Credit Facility. Among other things, the amendments to the Credit Facility provide that, in the nine-month period prior to the maturity of these particular InterNotes, which mature between February 15 and April 15, 2020, our ability to borrow under the Credit Facility will be reduced by and in the amount of such InterNotes still outstanding during such time. The Credit Facility is secured primarily by the Company’s assets. Costs of $3.6 million were incurred in connection with obtaining and amending the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility.

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

The Company has made customary representations and warranties and is required to comply with various covenants and reporting requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2016, the Company was in compliance in all material respects with the terms of the Credit Facility.

As of December 31, 2016 and December 31, 2015, the Company had United States dollar borrowings of $39.1 million and $63.5 million outstanding under the Credit Facility, respectively. For the year ended December 31, 2016, the Company borrowed an average of $50.0 million with a weighted average interest rate of 3.84%. For the year ended December 31, 2015, the Company borrowed an average of $48.8 million with a weighted average interest rate of 3.55%.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

11. Credit Facility/Line of Credit  – (continued)

The Partnership entered into a credit agreement with the Administrator under which the Partnership can borrow an aggregate principal amount of $15 million for the financing of portfolio investments. Interest is charged at the LIBOR Rate plus 1.00%. The credit agreement terminated on April 24, 2014. For the period May 8, 2014 through December 31, 2014, Alcentra borrowed an average of $28,678,508. For the period January 1, 2014 through May 7, 2014, the Partnership borrowed an average of $21,953,080. Alcentra’s weighted average interest rate for the period May 8, 2014 through December 31, 2014 is 3.78%. The Partnership’s weighted average interest rate for the period January 1, 2014 through May 7, 2014 is 1.76%.

12. Market and Other Risk Factors

At December 31, 2016, the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is concentrated in the twenty industries listed in Note 14. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

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

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2016 and December 31, 2015, the Company had $6.3 million and $1.0 million in unfunded commitments under loan and financing agreements, respectively. As of December 31, 2016 and December 31, 2015, the Company’s unfunded commitment under loan and financing agreements are presented below.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

13. Commitments and Contingencies  – (continued)

	As of
	December 31, 2016	December 31, 2015
A2Z Wireless Holdings, Inc.	$—	$1,004,270
Superior Controls, Inc.	2,500,000	—
Lugano Diamonds & Jewelry, Inc.	2,000,000	—
Healthcare Associates of Texas, LLC	1,300,000	—
IGT	500,000	—
Total	$6,300,000	$1,004,270

14. Classification of Portfolio Investments

As of December 31, 2016, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$43,497,566	$43,750,000	23.71%
Telecommunications	26,601,444	27,342,064	14.82%
Security	22,425,000	22,909,589	12.41%
High Tech Industries	20,400,000	20,516,000	11.12%
Automotive Business Services	20,090,093	20,206,939	10.95%
Industrial Services	20,358,827	19,440,026	10.53%
Industrial Manufacturing	15,472,567	16,259,000	8.81%
Technology & Telecom	15,122,171	14,456,630	7.83%
Education	14,837,425	13,500,157	7.32%
Waste Services	13,586,080	13,160,777	7.13%
Retail	11,876,716	12,022,615	6.52%
Media: Advertising, Printing & Publishing	11,750,000	10,870,000	5.89%
Oil & Gas Services	14,750,272	10,077,583	5.46%
Environmental/Recycling Services	7,093,046	6,517,046	3.53%
Wholesale/Distribution	4,900,000	4,900,000	2.66%
Media & Entertainment	10,258,933	4,531,545	2.46%
Transportation Logistics	7,475,203	4,316,871	2.34%
Technology & IT	3,840,726	3,919,108	2.12%
Aerospace	4,000,000	3,877,000	2.10%
Food & Beverage	5,000,000	3,700,000	2.01%
Total	$293,336,069	$276,272,950	149.72%
Geographic Region
South	$82,260,883	$73,848,766	40.02%
Mid West	48,785,996	49,578,049	26.87%
Eastern	48,228,643	48,486,134	26.28%
South East	35,200,203	31,186,871	16.90%
South West	29,981,737	29,506,630	15.99%
West	34,637,881	29,231,392	15.84%
North East	14,240,726	14,435,108	7.82%
Total	$293,336,069	$276,272,950	149.72%

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

14. Classification of Portfolio Investments  – (continued)

Industry	Cost	Fair Value	% of Net Assets*
Investment Type
Senior Secured – First Lien	$97,515,871	$95,684,153	51.85%
Senior Secured – Second Lien	87,730,962	84,864,909	45.99%
Senior Subordinated	77,960,103	74,050,349	40.13%
Equity/Other	30,129,133	21,673,539	11.75%
Total	$293,336,069	$276,272,950	149.72%

*	Fair value as a percentage of Net Assets

As of December 31, 2015, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$38,677,488	$40,672,488	20.85%
Infrastructure Maintenance	17,611,477	22,894,780	11.74%
Waste Services	23,743,476	22,743,634	11.66%
Automotive Business Services	19,963,981	19,963,981	10.24%
Telecommunications	17,829,891	18,825,219	9.65%
Transportation Logistics	15,475,386	15,475,386	7.93%
Technology & Telecom	14,466,264	13,943,722	7.15%
Education	14,338,600	13,890,332	7.12%
Restoration Services	12,830,771	13,232,437	6.78%
Oil & Gas Services	13,127,489	13,127,489	6.73%
Wholesale	10,330,768	12,753,733	6.54%
Healthcare: Orthopedic Products	11,810,851	12,000,000	6.15%
Media: Advertising, Printing & Publishing	11,750,000	11,750,000	6.02%
Industrial Services	10,203,840	10,068,757	5.16%
Security	9,500,000	9,500,000	4.87%
High Tech Industries	5,168,000	7,007,913	3.59%
Media & Entertainment	12,323,985	6,860,544	3.53%
Environmental/Recycling Services	6,623,154	6,095,154	3.13%
Wholesale/Distribution	5,981,818	5,981,818	3.07%
Technology & IT	4,869,375	4,968,750	2.55%
Aerospace	4,000,000	4,000,000	2.05%
Packaging	3,792,657	3,792,657	1.94%
Food & Beverage	5,000,000	3,788,000	1.94%
Disaster Recovery Services	12,823,731	1,804,817	0.93%
Call Center Services	1,188,731	1,200,000	0.62%
Total	$303,431,733	$296,341,611	151.94%

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

14. Classification of Portfolio Investments  – (continued)

Industry	Cost	Fair Value	% of Net Assets*
Geographic Region
South East	$78,199,153	$80,722,968	41.39%
Eastern	51,779,326	54,523,091	27.95%
South	67,214,814	54,400,549	27.89%
West	34,068,929	34,419,331	17.65%
Mid West	32,695,872	33,163,200	17.00%
South West	18,466,264	17,943,722	9.20%
North East	11,007,375	11,168,750	5.73%
North West	10,000,000	10,000,000	5.13%
Total	$303,431,733	$296,341,611	151.94%
Investment Type
Senior Secured – First Lien	$92,807,114	$88,453,325	45.35%
Senior Secured – Second Lien	83,015,409	83,266,558	42.69%
Senior Subordinated	80,358,874	80,458,554	41.26%
Equity/Other	47,250,336	44,163,174	22.64%
Total	$303,431,733	$296,341,611	151.94%

*	Fair value as a percentage of Net Assets

15. Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for one share of common stock for the years ended December 31, 2016 and 2015, and for the period May 8, 2014 through December 31, 2014.

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from May 8, 2014* through December 31, 2014
Per share data(1)
Net asset value, beginning of period	$14.43	$14.87	$14.55
Net investment income (loss)	1.66	1.43	0.86
Net realized and unrealized gains (losses)	(1.06)	(0.68)	0.57
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	0.05	0.17	(0.13)
Net increase (decrease) in net assets resulting from operations	0.65	0.92	1.30
Distributions to shareholders:(2)
From net investment income	(1.36)	(1.36)	(0.86)
Offering costs	0.00	0.00	(0.12)
Net asset value, end of period	$13.72	$14.43	$14.87
Market value per share, end of period	$11.97	$11.60	$12.50

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

15. Financial Highlights  – (continued)

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from May 8, 2014* through December 31, 2014
Total return based on net asset value(3)	4.5%	6.2%	4.9%(4)(5)
Total return based on market value(3)	14.9%	3.7%	(10.9)%(4)(5)
Shares outstanding at end of period	13,451,633	13,516,766	13,516,766
Ratio/Supplemental Data:
Net assets, at end of period	$184,524,591	$195,032,211	$200,989,308
Ratio of total expenses before waiver to average net assets	9.58%	7.79%	5.12%(6)
Ratio of interest expenses to average net assets	3.59%	2.50%	1.04%(6)
Ratio of incentive fees to average net assets	1.71%	1.63%	0.75%(6)
Ratio of waiver of management and incentive fees to average net assets	—%	0.50%	1.57%(6)
Ratio of net expenses to average net assets	9.58%	7.29%	3.55%(6)
Ratio of net investment income (loss) before waiver to average net assets	11.80%	9.13%	7.45%(6)
Ratio of net investment income (loss) after waiver to average net assets	11.80%	9.63%	9.02%(6)
Total Credit Facility payable outstanding	$39,133,273	$63,504,738	$62,499,154
Total Notes payable outstanding	$55,000,000	$40,000,000	$—
Asset coverage ratio(7)	3.0	2.9	4.2
Portfolio turnover rate	51%	24%	20%(4)(8)

*	Commencement of operations of the Company.
(1)	The per share data was derived by using the average shares outstanding during the period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Not Annualized.
(5)	Total investment return on net asset value is calculated assuming a purchase at the offering price of $15.00 per share paid by the shareholder on the first day and a sale at the net asset value on the last day of the period reported with all distributions reinvested. Total investment return on market value is calculated assuming a purchase at the offering price of $15.00 per share paid by the shareholder on the first day and a sale at the current market price on the last day of the period reported with all distributions reinvested.
(6)	Annualized.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(8)	For the period from May 8, 2014 to December 31, 2014.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

15. Financial Highlights  – (continued)

The following performance ratios and internal rate of return (“IRR”) (since inception) are presented for the Limited Partners as a single class, taken as a whole. The actual ratios of each individual investor may vary and are dependent upon the specific allocations of income and expense to such investor and the timing of capital transactions for such investor.

The net investment income (loss) ratio and the expense ratio are computed using the weighted average capital of the Limited Partners during the periods. The net investment income (loss) ratio does not include the effects of the carried interest allocation. The weighted average capital calculation reflects a measure of capital after each capital contribution, distribution or other significant change in capital at the end of each quarterly accounting period. The IRR was computed based on the actual dates of Limited Partners’ cash inflows (capital contributions) and outflows (cash and stock distributions), and the residual value of the Limited Partners’ capital accounts from January 1, 2014 through May 7, 2014 and the years ended December 31, 2013, and December 31, 2012.

	January 1, 2014 to May 7, 2014	December 31, 2013	December 31, 2012
Net investment income (loss) ratio before carried interest allocation	15.06%	7.50%	8.94%
Expense ratio before carried interest allocation	1.81%	3.54%	5.92%
Carried interest allocation	(4.51)%	1.80%	3.79%
Expense ratio after carried interest allocation	(2.70)%	5.34%	9.71%
Cumulative IRR after carried interest allocation	13.69%	10.03%	11.30%

These financial highlights may not be indicative of future performance.

16. Tax Information

As of December 31, 2016, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax Cost	$293,276,560
Gross unrealized appreciation	3,101,358
Gross unrealized depreciation	(20,104,968)
Net unrealized investment depreciation	$(17,003,610)

As of December 31, 2016, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax Cost	$303,187,733
Gross unrealized appreciation	12,834,854
Gross unrealized depreciation	(19,680,976)
Net unrealized investment depreciation	$(6,846,122)

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

17. Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we have subsidiaries that are not required to be consolidated. We have certain unconsolidated significant subsidiaries that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the year ended December 31, 2016 and as of and for the year ended December 31, 2015.

Balance Sheet	As of December 31, 2016	Income Statement	For the year ended December 31, 2016
Current Assets	4,881,976	Net Sales	15,174,299
Noncurrent Assets	18,320,899	Gross Profit	5,271,000
Current Liabilities	811,164	Net Income/EBITDA	3,322,367
Noncurrent Liabilities	13,315,630

Balance Sheet	As of December 31, 2015	Income Statement	For the year ended December 31, 2015
Current Assets	9,799,192	Net Sales	26,808,399
Noncurrent Assets	25,016,525	Gross Profit	4,817,956
Current Liabilities	3,982,975	Net Income (Loss)	(8,829,955)
Noncurrent Liabilities	20,000,000

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

DRC Emergency Services, LLC (“DRC”) was sold to a third party on January 19, 2016. As such, summary financial information for DRC is included for the year ended December 31, 2015 and is not included for the year ended December 31, 2016.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

18. Selected Quarterly Financial Data (Unaudited)

	2016
	For the quarter ended December 31	For the quarter ended September 30	For the quarter ended June 30	For the quarter ended March 31
Total investment income	$10,899,771	$9,116,468	$10,639,969	$9,946,391
Total investment income per common share	0.81	0.68	0.79	0.74
Net investment income	6,119,155	4,786,793	5,898,346	5,604,892
Net investment income per common share	0.45	0.35	0.44	0.41
Net realized and unrealized (loss) gain	(1,195,769)	(6,629,320)	(4,503,177)	(1,291,134)
Net realized and unrealized (loss) gain per common share	(0.09)	(0.49)	(0.33)	(0.10)
Net (decrease) increase in net assets resulting from operations	4,923,386	(1,842,527)	1,395,169	4,313,758
Basic and diluted earnings per common share	0.37	(0.14)	0.10	0.32
Net asset value per common share at the end of quarter	13.72	13.69	14.16	14.41

	2015
	For the quarter ended December 31	For the quarter ended September 30	For the quarter ended June 30	For the quarter ended March 31
Total investment income	$8,676,914	$8,507,142	$8,507,540	$8,224,653
Total investment income per common share	0.64	0.63	0.63	0.61
Net investment income	4,529,602	5,142,044	4,649,349	4,977,174
Net investment income per common share	0.34	0.38	0.34	0.37
Net realized and unrealized (loss) gain	(6,577,824)	(1,887,595)	1,764,307	14,717
Net realized and unrealized (loss) gain per common share	(0.49)	(0.14)	0.13	0.00
Net (decrease) increase in net assets resulting from operations	(2,048,222)	3,254,449	6,413,656	4,991,891
Basic and diluted earnings per common share	(0.15)	0.24	0.47	0.37
Net asset value per common share at the end of quarter	14.43	14.92	15.03	14.90

	2014
	For the quarter ended December 31	For the quarter ended September 30	For the period from May 8, 2014 through June 30	For the period from April 1, 2014 through May 7	For the quarter ended March 31
Total investment income	$6,670,403	$5,861,187	$3,634,624	$3,766,431	$3,995,463
Total investment income per common share	0.49	0.43	0.27	N.A.	N.A.
Net investment income	4,551,406	4,595,699	2,454,627	3,751,842	3,175,716
Net investment income per common share	0.34	0.34	0.18	N.A.	N.A.
Net realized and unrealized (loss) gain	(1,505,337)	3,306,153	1,332,473	(264,414)	3,290,966

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

18. Selected Quarterly Financial Data (Unaudited)  – (continued)

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

Subsequent to December 31, 2016, the following activity occurred:

On January 3, 2017, Alcentra sold its equity interest in Wholesome Sweetners in a secondary sale for $3,700,000.

On January 5, 2017, a $0.34 per share dividend was paid to shareholders of record as of December 28, 2016.

On January 13, 2017, Alcentra invested an additional $2.7 million in LRI Energy Solutions.

On January 31, 2017, Alcentra invested $10.2 million in Pharmalogics Recruiting (10.25% 1st Lien Debt).

On February 1, 2017, Alcentra invested an additional $0.402 million in Black Diamond Rentals.

On February 21, 2017, Duke Finance, LLC repaid their investment in the amount of $7.5 million.

On February 27, 2017, Alpine Waste repaid their investment in the amount of $11.0 million.

On February 28, 2017, Alcentra invested an additional $2.1 million in Pharmalogic Holdings Corp.

On February 28, 2017, Alcentra invested an additional $0.064 million in Black Diamond Rentals.

On March 9, 2017, the Board of Directors approved the 2017 first quarter regular dividend of $0.34 per share and a $0.03 special dividend for shareholders of record date March 31, 2017 and payable April 6, 2017.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2016 (the end of the period covered by this report), our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), under the supervision and with the participation of various members of management, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CAO have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2015.

(c) Report of the Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

(d) Changes in Internal Control Over Financial Reporting

Management did not identify any change in our internal control over financial reporting that occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly reporting companies and provisions in the JOBS Act applicable to emerging growth companies.

Item 9B.	Other Information.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to Our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements of Alcentra Capital Corporation: Consolidated Statements of Assets and Liabilities as of December 31, 2016 and December 31, 2015	78
Consolidated Statements of Operations for the year ended December 31, 2016, December 31, 2015 and the period from May 8, 2014 (commencement of operations) to December 31, 2014	79
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2016, December 31, 2015 and the period from May 8, 2014 (commencement of operations) to December 31, 2014	81
Consolidated Statements of Cash Flows for the year ended December 31, 2016, December 31, 2015 and the period from May 8, 2014 (commencement of operations) to December 31, 2014	82
Consolidated Schedule of Investments as of December 31, 2016 and December 31, 2015	83
Notes to the Consolidated Financial Statements	91
Financial Statements of BNY Mellon-Alcentra Mezzanine III, L.P.:
Consolidated Statement of Operations for the period from January 1, 2014 to May 7, 2014	79
Consolidated Statement of Changes in Net Assets for the period from January 1, 2014 to May 7, 2014	81
Consolidated Statement of Cash Flows for the period from January 1, 2014 to May 7, 2014	82

b. Exhibit

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of Alcentra Capital Corporation (the “Registrant”)(1)
3.2	Bylaws(1)
4.1	Form of Stock Certificate(4)
4.2	Form of Base Indenture(6)
4.3	Statement of Eligibility of Trustee on Form T-1(5)
4.4	Form of Supplemental Indenture(6)
4.5	Form of First Supplemental Indenture relating to the Alcentra Capital Internotes® 6.500% Notes due 2022(6)
4.6	Form of Global Note relating to the Alcentra Capital Internotes® 6.500% Notes due 2022 (included as Exhibit A to the Form of First Supplemental Indenture)(6)
4.7	Form of Second Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(7)
4.8	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Second Supplemental Indenture)(7)
4.9	Form of Third Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(8)
4.10	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Third Supplemental Indenture)(8)
4.11	Form of Fourth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(9)
4.12	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Fourth Supplemental Indenture)(9)
4.13	Form of Fifth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(10)
4.14	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Fifth Supplemental Indenture)(10)
4.15	Form of Sixth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(12)
4.16	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Sixth Supplemental Indenture)(12)
4.17	Form of Seventh Supplemental Indenture relating to the Alcentra Capital Internotes® 6.750% Notes due 2022(12)
4.18	Form of Global Note relating to the Alcentra Capital Internotes® 6.750% Notes due 2022 (included as Exhibit A to the Form of Seventh Supplemental Indenture(12)
4.19	Form of Eighth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.25% Notes due 2020(13)
4.20	Form of Global Note relating to the Alcentra Capital Internotes® 6.25% Notes due 2020 (included as Exhibit A to the Form of Eighth Supplemental Indenture)(13)
4.21	Form of Ninth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.50% Notes due 2020(13)
4.22	Form of Global Note relating to the Alcentra Capital Internotes® 6.50% Notes due 2020 (included as Exhibit A to the Form of Ninth Supplemental Indenture)(13)
4.23	Form of Tenth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.50% Notes due 2021(16)

4.24	Form of Global Note relating to the Alcentra Capital Internotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Tenth Supplemental Indenture)(16)
4.25	Form of Eleventh Supplemental Indenture relating to the Alcentra Capital Internotes® 6.50% Notes due 2021(17)
4.26	Form of Global Note relating to the Alcentra Capital Internotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Eleventh Supplemental Indenture)(17)
4.27	Form of Twelfth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.50% Notes due 2021(18)
4.28	Form of Global Note relating to the Alcentra Capital Internotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Twelfth Supplemental Indenture)(18)
4.29	Form of Warrant Certificate and Warrant Agreement(15)
4.30	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock(15)
10.1	Form of Dividend Reinvestment Plan(3)
10.2	Form of Investment Advisory Agreement between the Registrant and Alcentra NY, LLC*
10.3	Form of Custodian Agreement between the Registrant and State Street Bank and Trust Company(4)
10.4	Form of Master Administration and Accounting Agreement between the Registrant and State Street Bank and Trust Company(4)
10.5	Form of License Agreement between the Registrant and Alcentra NY, LLC(2)
10.6	Form of Registration Rights Agreement between the Registrant and BNY Mellon-Alcentra Mezzanine III, L.P.(2)
10.7	Form of Senior Secured Revolving Credit Agreement, dated as of May 8, 2014, among the Registrant and ING Capital LLC(4)
10.8	Form of Guarantee, Pledge and Security Agreement, dated as of May 8, 2014, among the Registrant and ING Capital LLC(4)
10.9	Amendment No. 1 to the Senior Revolving Credit Agreement, dated December 19, 2014, by and among the Company as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner(11)
10.10	Incremental Commitment Agreement, dated as of December 19, 2014, by and among the Company, as borrower, the Increasing Lenders party thereto and ING Capital LLC as Administrative Agent and Collateral Agent(11)
10.11	Form of Amendment No. 2 to the Senior Revolving Credit Agreement, to be entered into by and among the Company as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner(6)
10.12	Amendment No. 3 to the Senior Secured Revolving Credit Agreement, dated as of August 11, 2015, by and among the Company as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner(14)
10.13	Incremental Commitment Agreement, dated as of August 11, 2015, by and among the Company, as borrower, the Increasing Lenders party thereto and ING Capital LLC, as Administrative Agent and Collateral Agent(14)
10.14	Form of Selling Agent Agreement, by and among Alcentra Capital Corporation, Alcentra NY, LLC and Incapital LLC(6)
11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report)
12.1	Computation of ratios (included in the notes to the audited financial statements contained in this report).
21.1	Subsidiaries of the Registrant Alcentra BDC Equity Holdings, LLC — Delaware

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

*	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-194521) filed on March 12, 2014.
(2)	Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-194521) filed on April 9, 2014.
(3)	Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-194521) filed on April 22, 2014.
(4)	Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-194521) filed on May 8, 2014.
(5)	Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on January 14, 2015.
(6)	Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on January 28, 2015.
(7)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on February 12, 2015.
(8)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on February 20, 2015.
(9)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on February 26, 2015.
(10)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on March 5, 2015.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 29, 2014.
(12)	Previously filed in connection with Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on March 5, 2015 and incorporated by reference herein.
(13)	Previously filed in connection with Post-Effective Amendment No. 8 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on April 15, 2015 and incorporated by reference herein.
(14)	Previously filed in connection with the Registrant’s Current Report on Form 8-K, filed on August 12, 2015, and incorporated herein by reference.
(15)	Previously filed in connection with the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-205154) filed on December 21, 2015 and incorporated herein by reference.
(16)	Previously filed in connection with the Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-205154) filed on February 4, 2016 and incorporated herein by reference.
(17)	Previously filed in connection with the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on form N-2 (File No. 333-205154) filed on February 11, 2016 and incorporated herein by reference.
(18)	Previously filed in connection with the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on form N-2 (File No. 333-205154) filed on February 19, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCENTRA CAPITAL CORPORATION
Date: March 9, 2017	/s/ Paul J. Echausse Name: Paul J. Echausse Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 9, 2017	/s/ Paul J. Echausse Paul J. Echausse President and Chief Executive Officer, (Principal Executive Officer) and Director
Date: March 9, 2017	/s/ Ellida McMillan Ellida McMillan Chief Accounting Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: March 9, 2017	/s/ Paul Hatfield Paul Hatfield Director
Date: March 9, 2017	/s/ T. Ulrich Brechbuhl T. Ulrich Brechbuhl Director
Date: March 9, 2017	/s/ Douglas J. Greenlaw Douglas J. Greenlaw Director
Date: March 9, 2017	/s/ Rudolph L. Hertlein Rudolph L. Hertlein Director
Date: March 9, 2017	/s/ Edward Grebow Edward Grebow Director
Date: March 9, 2017	/s/ Steven H. Reiff Steven H. Reiff Director