Form 10-Q
period 2017-03-31
Alcentra Capital Corp
filed 2017-05-05
CIK 1578620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

There were 13,437,059 shares of the Registrant’s common stock outstanding as of May 4, 2017.

ALCENTRA CAPITAL CORPORATION

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Assets and Liabilities

	As of March 31, 2017 (Unaudited)	As of December 31, 2016
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $256,478,870 and $248,479,039, respectively)	$246,605,747	$239,722,117
Non-controlled, affiliated investments, at fair value (cost of $30,411,793 and $29,734,859, respectively)	21,952,856	22,094,203
Controlled, affiliated investments, at fair value (cost $15,288,617 and $15,122,171, respectively)	14,770,075	14,456,630
Total of portfolio investments, at fair value (cost $302,179,280 and $293,336,069, respectively)	283,328,678	276,272,950
Cash	4,719,733	3,891,606
Dividends and interest receivable	1,765,812	3,240,640
Receivable for investments sold	705,733	2,139,463
Deferred financing costs	1,014,244	1,287,807
Deferred tax asset	1,511,687	1,264,811
Income tax asset	795,587	—
Prepaid expenses and other assets	50,642	100,770
Total Assets	$293,892,116	$288,198,047

Liabilities
Credit facility payable	$46,933,273	$39,133,273
Notes payable (net of deferred note offering costs of $1,399,009 and $1,495,062, respectively)	53,600,991	53,504,938
Payable for investments purchased	71,221	—
Other accrued expenses and liabilities	322,664	282,165
Directors’ fees payable	81,000	95,000
Professional fees payable	417,713	331,867
Interest and credit facility expense payable	1,564,311	1,008,127
Management fee payable	2,551,159	1,301,591
Income-based incentive fees payable	1,849,135	2,071,661
Distributions payable	4,971,712	4,586,816
Unearned structuring fee revenue	1,110,494	1,175,319
Income tax liability	—	182,699
Total Liabilities	$113,473,673	$103,673,456

Commitments and Contingencies (Note 12)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,437,059 and 13,451,633 shares issued and outstanding, respectively)	13,437	13,452
Additional paid-in capital	196,124,849	196,290,348
Accumulated net realized loss	(2,228,899)	(776,548)
Undistributed net investment income	4,914,081	4,890,065
Net unrealized appreciation (depreciation) on investments, net of benefit/(provision) for taxes of $445,577 and $1,170,393 as of March 31, 2017 and December 31, 2016, respectively	(18,405,025)	(15,892,726)
Total Net Assets	180,418,443	184,524,591
Total Liabilities and Net Assets	$293,892,116	$288,198,047

Net Asset Value Per Share	$13.43	$13.72

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Operations

	For the three months ended March 31, 2017 (Unaudited)	For the three months ended March 31, 2016 (Unaudited)
Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$7,004,677	$5,267,543
Paid-in-kind interest income from portfolio investments	348,192	1,351,088
Other income from portfolio investments	609,965	918,664
Dividend income from portfolio investments	27,520	—
From non-controlled, affiliated investments:
Interest income from portfolio investments	251,778	910,323
Paid in-kind income from portfolio investments	387,036	851,139
Other income from portfolio investments	—	105,882
From controlled, affiliated investments:
Interest income from portfolio investments	405,835	381,747
Paid in-kind income from portfolio investments	166,445	160,005
Other income from portfolio investments	—	—
Total investment income	9,201,448	9,946,391

Expenses:
Management fees	1,249,569	1,289,036
Income-based incentive fees	653,911	790,727
Professional fees	266,339	354,002
Valuation services	101,396	70,986
Interest and credit facility expense	1,526,907	1,308,944
Amortization of deferred financing costs	285,563	264,630
Directors’ fees	68,136	64,923
Insurance expense	64,481	66,610
Amortization of deferred note offering costs	98,410	—
Other expenses	294,120	131,641
Total expenses	4,608,832	4,341,499
Net investment income	$4,592,616	$5,604,892

Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(1,049,239)	1,876,638
Non-controlled, affiliated investments	—	394,733
Controlled, affiliated investments	—	(11,154,495)
Net realized gain (loss) from portfolio investments	(1,049,239)	(8,883,124)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(1,116,201)	(5,985,001)
Non-controlled, affiliated investments	(818,281)	2,579,941
Controlled, affiliated investments	146,999	11,206,914
Net change in unrealized appreciation (depreciation) from portfolio investments	(1,787,483)	7,801,854
Benefit/(Provision) for taxes on unrealized gain (loss) on investments	(724,816)	(209,864)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	(3,561,538)	(1,291,134)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,031,078	$4,313,758

Basic and diluted:
Net investment income per share	$0.34	$0.41
Earnings per share	$0.08	$0.32
Weighted Average Shares of Common Stock Outstanding	13,438,800	13,515,498
Dividends declared per common share	$0.370	$0.340

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Changes in Net Assets

	For the three months ended March 31, 2017 (Unaudited)	For the three months ended March 31, 2016 (Unaudited)
Increase (decrease) in net assets resulting from operations
Net investment income	$4,592,616	$5,604,892
Net realized gain (loss) on investments	(1,049,239)	(8,883,124)
Net change in unrealized appreciation (depreciation) on investments	(1,787,483)	7,801,854
Benefits/(Provision) for taxes on unrealized gain (loss) on investments	(724,816)	(209,864)
Net increase (decrease) in net assets resulting from operations	1,031,078	4,313,758

Capital transactions
Offering costs	—	(66,255)
Repurchase of common stock (14,574 and 10,509 shares, respectively)	(165,514)	(115,828)
Net increase (decrease) in net assets resulting from capital transactions	(165,514)	(182,083)

Distributions to shareholders from:
Net investment income	(4,568,600)	(4,595,700)
Realized gains	(403,112)	—
Total distributions to shareholders	(4,971,712)	(4,595,700)

Total increase (decrease) in net assets	(4,106,148)	(464,025)

Net assets at beginning of period	184,524,591	195,032,211
Net assets at end of period [including undistributed net investment income of $4,914,081 and $2,139,519, respectively]	$180,418,443	$194,568,186

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Cash Flows

	For the three months ended March 31, 2017 (Unaudited)	For the three months ended March 31, 2016 (Unaudited)
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$1,031,078	$4,313,758

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from portfolio investments	1,049,239	8,883,124
Net change in unrealized (appreciation) depreciation of portfolio investments	1,787,483	(7,801,854)
Deferred tax asset	(246,876)	168,710
Paid in-kind interest income from portfolio investments	(901,673)	(2,362,232)
Accretion of discount on debt securities	(980,595)	(99,533)
Purchases of portfolio investments	(31,193,265)	(30,178,654)
Net proceeds from sales/return of capital of portfolio investments	23,183,083	45,509,830
Amortization of deferred financing costs	285,563	264,630
Amortization of deferred note offering costs	98,410	—
(Increase) decrease in operating assets:
Dividends and interest receivable	1,474,828	1,175,994
Receivable for investments sold	1,433,730	(1,364,550)
Income tax asset	(795,587)
Prepaid expenses and other assets	50,128	52,285
Increase (decrease) in operating liabilities:
Payable for investments purchased	71,221	—
Other accrued expenses and liabilities	40,499	(6,366)
Directors' fees payable	(14,000)	41,975
Professional fees payable	85,846	(183,586)
Interest and credit facility expense payable	556,184	442,808
Management fee payable	1,249,568	(13,177)
Income-based incentive fees payable	(222,526)	405,386
Unearned structuring fee revenue	(64,825)	114,192
Income tax	(182,699)	(59,884)
Net cash provided by (used in) operating activities	(2,205,186)	19,302,856

Cash Flows from Financing Activities
Financing costs paid	(12,000)	(41,302)
Offering costs paid	(2,357)	(190,470)
Proceeds from credit facility payable	30,100,000	16,500,000
Repayments of credit facility payable	(22,300,000)	(37,295,681)
Proceeds from notes payable	—	5,401,000
Distributions paid to shareholders	(4,586,816)	(4,595,700)
Repurchase of common stock	(165,514)	(115,828)
Net cash provided by (used in) financing activities	3,033,313	(20,337,981)
Increase (decrease) in cash and cash equivalents	828,127	(1,035,125)
Cash at beginning of period	3,891,606	4,866,972
Cash and Cash Equivalents at End of Period	$4,719,733	$3,831,847

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$970,723	$866,136
Accrued offering costs	$2,485	$2,485
Accrued distributions payable	$4,971,712	$4,595,700

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments

As of March 31, 2017

(Unaudited)

Company(+) ***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 136.68%

Senior Secured - First Lien — 59.02%

A2Z Wireless Holdings, Inc. (2)	Telecommunications	LIBOR + 9.0% Cash	1.00%	1/15/2021	14,250,000	$14,115,446	$14,535,000	8.06%
Black Diamond Rentals	Oil & Gas Services	12% Cash, 2% PIK		7/9/2018	5,937,501	5,937,501	5,197,000	2.88%
		4% Cash, 10% PIK		7/9/2018	1,307,537	1,299,060	1,308,000	0.72%
						7,236,561	6,505,000	3.60%
Champion ONE (2)	Technology & Telecom	LIBOR + 10.5%	1.00%	3/17/2022	7,500,000	7,425,049	7,500,000	4.16%
IGT (2),(3)	Industrial Services	9.75% Cash, 1.00% PIK		12/10/2019	8,064,356	8,009,942	8,064,356	4.47%
LRI Holding, Inc. (2)	Industrial Services	LIBOR + 9.75% Cash	0.50%	9/28/2021	12,777,778	12,657,489	12,777,778	7.08%
Lugano Diamonds & Jewelry, Inc (2),(3)	Retail	LIBOR + 10.0% Cash	0.75%	10/24/2021	6,000,000	5,259,575	5,388,000	2.99%
NTI Holdings, LLC (2)	Telecommunications	LIBOR + 8.0% Cash	1.00%	3/30/2021	11,756,325	11,574,138	11,574,138	6.42%
NWN Corporation (2)	Technology & IT	LIBOR + 10.0% Cash	1.00%	10/16/2020	3,887,858	3,810,100	3,887,858	2.15%
Palmetto Moon LLC	Retail	11.5% Cash		10/31/2021	5,480,226	5,456,183	5,480,226	3.04%
Pharmalogics Recruiting, LLC (3)	Business Services	10.25%		1/31/2022	10,200,000	10,100,486	10,200,000	5.65%
Stancor, Inc. (2)	Wholesale/Distribution	LIBOR + 9.0%	0.75%	8/19/2019	4,747,273	4,747,273	4,747,273	2.63%
Superior Controls, Inc. (2),(3)	High Tech Industries	LIBOR + 8.75%	1.00%	3/22/2021	15,825,000	15,766,750	15,825,000	8.77%
Total Senior Secured - First Lien						106,158,992	106,484,629	59.02%
Senior Secured - Second Lien — 30.97%

Conisus LLC (2)	Media: Advertising, Printing & Publishing	LIBOR + 8.75% Cash	1.00%	6/23/2021	11,750,000	$11,750,000	$10,608,544	5.88%
Graco Supply Company	Aerospace	12% Cash		3/17/2021	4,000,000	4,000,000	4,000,000	2.22%
Healthcare Associates of Texas, LLC (3)	Healthcare Services	12.25% Cash		4/30/2022	8,500,000	8,500,000	8,500,000	4.71%
Medsurant Holdings, LLC	Healthcare Services	12.25% Cash		6/18/2021	6,200,000	6,138,000	6,200,000	3.44%
My Alarm Center, LLC (2)	Security	LIBOR + 11.0% Cash	1.00%	7/9/2019	13,635,000	13,635,000	10,420,000	5.77%
Nation Safe Drivers (NSD) (2)	Automotive Business Services	LIBOR + 8.0% Cash	2.00%	9/29/2020	11,721,154	11,721,154	11,838,000	6.56%
Xpress Global Systems, LLC (2)	Transportation Logistics	LIBOR + 11.0%	1.00%	4/10/2020	7,491,355	7,152,965	4,316,871	2.39%
Total Senior Secured - Second Lien						62,897,119	55,883,415	30.97%
Senior Subordinated — 41.10%

Black Diamond Rentals	Oil & Gas Services	4% Cash		7/9/2018	8,009,188	$8,009,188	$3,500,000	1.94%
GST Autoleather	Automotive Business Services	11% Cash, 2.0% PIK		1/11/2021	8,453,501	8,453,501	8,453,501	4.69%
Media Storm, LLC	Media & Entertainment	10% Cash		8/28/2019	2,454,546	2,454,546	2,454,546	1.36%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of March 31, 2017

(Unaudited)

Company(+) ***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Metal Powder Products LLC (2)	Industrial Manufacturing	LIBOR + 11.25% Cash, 1.0% PIK	0.75%	11/5/2021	8,270,854	$8,270,854	$8,270,854	4.58%
NextCare Holdings, Inc.	Healthcare Services	10% Cash, 4% PIK		12/31/2018	15,355,880	15,177,441	15,355,880	8.51%
Pharmalogic Holdings Corp.	Healthcare Services	12% Cash		9/1/2021	16,122,103	16,090,364	16,122,103	8.94%
QRC Holdings, LLC	High Tech Industries	12.25% Cash		11/20/2021	10,000,000	10,000,000	10,000,000	5.54%
Security Alarm Financing Enterprises L. P. (2)	Security	LIBOR + 13.00% Cash	1.00%	6/19/2020	10,003,750	9,812,042	10,003,750	5.54%
Total Senior Subordinated						78,267,936	74,160,634	41.10%
Equity/Other — 5.59%

Champion ONE, Preferred Shares(4)	Technology & Telecom				11,250	$1,125,000	$1,125,000	0.62%
IGT, Preferred Shares(4)	Industrial Services	11% PIK			1,110,922	1,110,922	1,110,922	0.62%
Common Shares(4)					44,000	44,000	271,000	0.15%
Preferred AA Shares		15% PIK			303,119	303,119	303,001	0.17%
						1,458,041	1,684,923	0.94%
LRI Holding, Inc., Preferred Shares(4)	Industrial Services				1,000,000	1,000,000	1,392,000	0.77%
Lugano Diamonds & Jewelry, Inc, Warrants(4)	Retail				666,615	666,615	679,001	0.38%
Metal Powder Products, LLC, Common Shares(4)	Industrial Manufacturing				500,000	500,000	696,000	0.39%
My Alarm Center, LLC, Class A Preferred(4)	Security				284,589	—	—	—
NTI Holdings, LLC, Common Shares(4)	Telecommunications				376,515	403,030	803,001	0.44%
Warrants(4)					417,823	224,689	429,999	0.24%
						627,719	1,233,000	0.68%
Palmetto Moon LLC, Common Shares	Retail				434,145	434,145	434,145	0.24%
Superior Controls, Inc., Preferred Shares(4)	High Tech Industries				400,000	400,000	516,000	0.29%
Tunnel Hill Class B Common Units(4),(5)	Waste Services				93,160	2,454,303	2,317,000	1.28%
Xpress Global Systems, LLC, Warrants(4)	Transportation Logistics	10% PIK			489,000	489,000	—	—
Total Equity/Other						9,154,823	10,077,069	5.59%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						256,478,870	246,605,747	136.68%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of March 31, 2017

(Unaudited)

Company(+) ***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Investments in Non-Controlled, Affiliated Portfolio Companies — 12.17%*

Senior Secured - First Lien — 0.59%

Show Media, Inc. (4)	Media & Entertainment	5.5% Cash, 5.5% PIK		8/10/2017	4,153,393	$4,088,251	$1,062,999	0.59%
Total Senior Secured - First Lien						4,088,251	1,062,999	0.59%
Senior Secured - Second Lien — 4.61%

Southern Technical Institute, Inc. (2)	Education	LIBOR + 8.0% Cash, 4% PIK	1.00%	12/2/2020	8,322,031	$8,322,031	$8,322,031	4.61%
Total Senior Secured - Second Lien						8,322,031	8,322,031	4.61%
Senior Subordinated — 1.26%

Battery Solutions, Inc.	Environmental/Recycling Services	6% Cash, 8% PIK		11/6/2021	2,262,518	$2,262,518	$2,262,518	1.26%
Total Senior Subordinated						2,262,518	2,262,518	1.26%
Equity/Other — 5.71%

Battery Solutions, Inc., Class A and F Units(4)	Environmental/Recycling Services				5,000,000	$1,058,000	$1,031,000	0.57%
Class E Units		8% PIK		11/6/2021	3,894,034	3,894,034	3,894,034	2.16%
						4,952,034	4,925,034	2.73%
Show Media, Inc., Units(4)	Media & Entertainment				4,092,210	3,747,428	—	—
Southern Technical Institute, Inc., Class A Units(4)	Education				3,164,063	2,167,000	464,010	0.26%
Preferred Shares		15.75% PIK			4,762,264	4,651,264	4,762,264	2.64%
Warrants(4)				3/30/2026	221,267	221,267	154,000	0.08%
						7,039,531	5,380,274	2.98%
Total Equity/Other						15,738,993	10,305,308	5.71%
Total Investments in Non-Controlled, Affiliated Portfolio Companies						30,411,793	21,952,856	12.17%
Investments in Controlled, Affiliated Portfolio Companies — 8.19%**

Senior Secured - First Lien — 7.47%

FST Technical Services, LLC	Technology & Telecom	12% Cash, 5% PIK		11/18/2018	13,482,075	$13,482,075	$13,482,075	7.47%
Total Senior Secured - First Lien						13,482,075	13,482,075	7.47%
Equity/Other — 0.72%

FST Technical Services, LLC, Common Class B Shares	Technology & Telecom	9% PIK			1,750,000	$1,806,542	$1,288,000	0.72%
Total Equity/Other						1,806,542	1,288,000	0.72%
Total Investments in Controlled, Affiliated Portfolio Companies						15,288,617	14,770,075	8.19%
Total Investments						302,179,280	283,328,678	157.04%
Liabilities In Excess Of Other Assets							(102,910,235)	(57.04)%
Net Assets							$180,418,443	100.00%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of March 31, 2017

(Unaudited)

(+)	All portfolio companies listed are qualifying assets.
*	Denotes investments in which the Company is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2017 in these affiliated investments are as follows:

	Fair Value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	March 31,
Name of Issuers	2016	Addition	Reductions	Other Income	2017
Battery Solutions, Inc.	$6,517,046	$-	$-	$157,601	$7,187,552
Show Media, Inc.	2,077,000	-	-	30,022	1,062,999
Southern Technical Institute, Inc.	13,500,157	-	-	451,190	13,702,305
	$22,094,203	$-	$-	$638,814	$21,952,856

**	Denotes investments in which the Company is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2017 in these affiliated and controlled investments are as follows:

	Fair value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	March 31,
Name of Issuers	2016	Addition	Reductions	Other income	2017
FST Technical Services, LLC	$1,804,817	$-	$-	$572,280	$14,770,075
	$1,804,817	$-	$-	$572,280	$14,770,075

***	Pledged as collateral under the Credit Facility with ING Capital LLC.
(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.
(2)	The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.
(3)	The investment has an unfunded commitment as of March 31, 2017 which is excluded from the presentation (see Note 12).
(4)	Non-income producing security.
(5)	The investment was formerly known as City Carting Holding Company, Inc. On June 3, 2016, City Carting combined with Tunnel Hill Partners, L.P.

Abbreviation Legend

PIK -Payment-In-Kind

See notes to unaudited consolidated financial statements

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

2.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and have been omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments considered necessary for the fair presentation of financial statements for the interim periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2017.

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

Cash – At March 31, 2017, cash balances totaling $4.7 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.

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

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were no non-accrual investments as of March 31, 2017 and December 31, 2016.

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

Alcentra BDC Equity Holdings LLC has elected to be a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three months ended March 31, 2017 and March 31, 2016, we recognized a provision for income tax on unrealized gain on investments of $(0.7) million and $(0.2) million, respectively, for the Taxable Subsidiaries. As of March 31, 2017 and December 31, 2016, $1.5 million and $1.3 million, respectively, was included in the deferred tax asset on the Consolidated Statements of Assets and Liabilities.

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

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB's fair value measurement guidance. Public companies are required to apply ASU 2015-07 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company has evaluated the impact of ASU 2015-07 on its consolidated financial statements and determined that the adoption of ASU 2015-07 has no impact on our consolidated financial statements.

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

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2017 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$—	$—	$121,029,703	$121,029,703
Senior Secured - Second Lien	—	—	64,205,446	64,205,446
Subordinated Debt	—	—	76,423,152	76,423,152
Equity/Other	—	—	21,670,377	21,670,377
Total Investments	$—	$—	$283,328,678	$283,328,678

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2016 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$—	$—	$95,684,153	$95,684,153
Senior Secured - Second Lien	—	—	84,864,909	84,864,909
Subordinated Debt	—	—	74,050,349	74,050,349
Equity/Other	—	—	21,673,539	21,673,539
Total Investments	$—	$—	$276,272,950	$276,272,950

The changes in investments classified as Level 3 are as follows for the three months ended March 31, 2017 and March 31, 2016.

As of March 31, 2017:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2017	$95,684,153	$84,864,909	$74,050,349	$21,673,539	$276,272,950
Amortized discounts/premiums	87,244	872,973	20,378	-	980,595
Paid in-kind interest	216,925	150,383	263,160	271,205	901,673
Net realized gain (loss)	-	-	-	(1,049,239)	(1,049,239)
Net change in unrealized appreciation (depreciation)	(867,897)	(4,147,651)	(197,548)	3,425,613	(1,787,483)
Purchases	26,509,556	1,096,609	2,287,080	1,300,020	31,193,265
Sales/Return of capital	(600,278)	(18,631,777)	(267)	(3,950,761)	(23,183,083)
Transfers in	-	-	-	-	-
Transfers out	-	-	-	-	-
Balance as of March 31, 2017	$121,029,703	$64,205,446	$76,423,152	$21,670,377	$283,328,678

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2017	$(867,899)	$(3,520,217)	$(197,548)	$2,125,614	$(2,460,050)

As of March 31, 2016:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2016	$88,453,325	$83,266,558	$80,458,554	$44,163,174	$296,341,611
Amortized discounts/premiums	31,666	34,919	32,948	-	99,533
Paid in-kind interest	663,162	208,399	642,202	848,469	2,362,232
Net realized gain (loss)	(5,332,824)	11,657	-	(3,561,957)	(8,883,124)
Net change in unrealized appreciation (depreciation)	1,023,601	(10,422)	1,827,063	4,961,612	7,801,854
Purchases	26,487,603	-	1,700,000	6,226,331	34,413,934
Sales/Return of capital	(27,081,406)	(4,304,030)	(14,879,793)	(3,479,881)	(49,745,110)
Balance as of March 31, 2016	$84,245,127	$79,207,081	$69,780,974	$49,157,748	$282,390,930

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2016	$(3,442,741)	$(10,422)	$1,827,063	$2,238,831	$612,731

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017:

	Fair Value at			Range
Assets at Fair Value	March 31, 2017	Valuation Technique	Unobservable Input	of Inputs	Weighted Average

Senior Secured - First Lien	$121,029,703	Yield to Maturity	Comparable Market Rate	9.0% - 17.0%	11.19%

Senior Secured - Second Lien	$64,205,446	Yield to Maturity	Comparable Market Rate	9.75% - 21.50%	11.78%

Senior Subordinated	$76,423,152	Yield to Maturity	Comparable Market Rate	10.0% - 14.0%	12.28%

Preferred Ownership	$9,209,187	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.00x – 13.00x	9.56	x

Common Ownership/Common Warrants	$12,461,190	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.00x – 13.00x	8.75	x

Total	$283,328,678

As of December 31, 2016:

	Fair Value at			Range
Assets at Fair Value	December 31, 2016	Valuation Technique	Unobservable Input	of Inputs	Weighted Average

Senior Secured - First Lien	$95,684,153	Yield to Maturity	Comparable Market Rate	9.0% - 17.0%	11.44%

Senior Secured - Second Lien	$84,864,909	Yield to Maturity	Comparable Market Rate	9.75% - 20.7%	11.39%

Senior Subordinated	$74,050,349	Yield to Maturity	Comparable Market Rate	10.0% - 14%	12.33%

Preferred Ownership	$12,426,782	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.00x - 13.00x	8.26	x

Common Ownership/Common Warrants	$9,246,757	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.00x - 13.00x	10.13	x

Total	$276,272,950

4.	Share Transactions

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

The following tables set forth the number of shares of common stock repurchased by the Company under its share repurchase program for the three months ended March 31, 2017 and 2016:

As of March 31, 2017:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
January 31, 2017	14,574	$12.1253 - $12.4900	$165,514

As of March 31, 2016:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2016	10,509	$10.7700 - $11.2444	$115,828

5.	Distributions

The Company intends to make quarterly distributions of available net investment income determined on a tax basis to its stockholders. Distributions to stockholders are recorded on the record date. The amount, if any, to be distributed to stockholders is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, will be distributed at least annually. If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of March 31, 2017 and December 31, 2016, we accrued $210,929 and $240,207, respectively, for any unpaid potential excise tax liability and have included these amounts within income tax liability on the accompanying Consolidated Statements of Assets and Liabilities.

The following table reflects the Company’s dividends declared and paid on its common stock for the three months ended March 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
March 9, 2017	March 31, 2017	April 6, 2017	$0.340
March 9, 2017	March 31, 2017	April 6, 2017	$0.030

The following table reflects the Company’s dividends declared and paid on its common stock for the three months ended March 31, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
March 7, 2016	March 31, 2016	April 7, 2016	$0.340

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

Management Fee and Incentive Fee

Under the Investment Advisory Agreement, the Company has agreed to pay Alcentra NY an annual base management fee based on its gross assets as well as an incentive fee based on its performance. The base management fee is calculated at an annual rate as follows: 1.75% of its gross assets (i.e., total assets held before deduction of any liabilities), including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such as investments in U.S. Treasury Bills), if its gross assets are below $625 million; 1.625% if its gross assets are between $625 million and $750 million; and 1.5% if its gross assets are greater than $750 million. The various management fee percentages (i.e. 1.75%, 1.625% and 1.5%) would apply to the Company's entire gross assets in the event its gross assets exceed the various gross asset thresholds. The base management fee will be payable quarterly in arrears and shall be calculated based on the average value of the Company’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters.

The incentive fee consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of the Company's ‘‘pre-incentive fee net investment income’’ for the immediately preceding quarter, subject to a hurdle rate of 2% per quarter, and is subject to a ‘‘catch-up’’ feature. The “catch-up” feature is intended to provide the Adviser with an incentive fee of 50% of the Company’s “pre-incentive fee net investment income” as if a preferred return did not apply when our net investment income exceeds 2.5% in any quarter. The second part is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date) and equals 20% of our aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable for administrative services under the Investment Advisory Agreement, and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest). Pre-incentive fee net investment income excludes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income until the Company has received such income in cash.

For the three months ended March 31, 2017, the Company recorded expenses for base management fees of $1,249,569, of which $0 was waived by the Adviser and $2,551,159 was payable at March 31, 2017. For the three months ended March 31, 2016, the Company recorded expenses for base management fees of $1,289,036, of which $0 was waived by the Adviser and $1,289,036 was payable at March 31, 2016.

The Adviser agreed to waive its fees (base management and incentive fee), without recourse against or reimbursement by the Company, through the quarter ended June 30, 2015 and to the extent required in order for the Company to earn a quarterly net investment income to maintain a targeted dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis). For the three months ended March 31, 2017 and March 31, 2016, the Company incurred incentive fees of $653,911 and $790,727, respectively, of which $0 and $0 was waived by the Adviser and $1,849,135 and $1,487,183 was payable at March 31, 2017 and March 31, 2016, respectively. For the three months ended March 31, 2017, the Company incurred capital gains incentive fees of $0, of which $0 was waived by the Adviser.

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

For the three months ended March 31, 2017 and March 31, 2016 the Company recorded directors' fee expense of $68,136 and $64,923, respectively, of which $81,000 and $79,000 was payable at March 31, 2017 and March 31, 2016, respectively.

8.	Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the three months ended March 31, 2017 and March 31, 2016.

	For the three months ended March 31,
	2017	2016
Investment purchases, at cost (including PIK interest and dividends)	$32,094,938	$32,540,886
Investment sales, proceeds (including principal payments/paydown proceeds)	23,183,083	45,509,830

9.	Alcentra Capital InterNotes®

On January 30, 2015, the Company entered into a Selling Agent Agreement with Incapital LLC, as purchasing agent for the Company's issuance of $40.0 million of Alcentra Capital InterNotes®. On January 25, 2016, the Company entered into an additional Selling Agent Agreement with Incapital LLC, as purchasing agent for the Company’s issuance of up to $15 million of Alcentra Capital InterNotes®.

These notes are direct unsecured obligations and each series of notes will be issued by a separate trust (administered by U.S. Bank). These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

During the three months ended March 31, 2017, the Company issued $0 million in aggregate principal amount of the Alcentra Capital InterNotes® for net proceeds of $0 million. These notes were issued with a stated interest rate of 6.50%, 6.375% and 6.25%. These notes mature on February 15, 2021, June 15, 2021 and July 15, 2021. For the three months ended March 31, 2017 and 2016, the Company borrowed an average of $55.0 million and $43.1 million with a weighted average interest rate of 6.47% and 6.43%, respectively.

The following table summarizes the Alcentra Capital InterNotes® issued and outstanding during the three months ended March 31, 2017.

Tenor at	Principal	Interest	Weighted
Origination	Amount	Rate	Average
(in years)	(000’s omitted)	Range	Interest Rate	Maturity Date Range
5	$53,582	6.25% - 6.50%	6.38%	February 15, 2020 - June 15, 2021
7	1,418	6.50% - 6.75%	6.63%	January 15, 2022 - April 15, 2022
	$55,000

During the three months ended March 31, 2017, we redeemed $0 aggregate principal amount of our Alcentra Capital InterNotes®. The net proceeds of this offering were used to repay outstanding indebtedness under the Credit Facility.

In connection with the issuance of the Alcentra Capital InterNotes®, the Company incurred $1.196 million of fees which are being amortized over the term of the notes and are included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of March 31, 2017. During the three months ended March 31, 2017 the Company recorded $0.285 million of interest costs and amortization of offering costs on the Alcentra Capital InterNotes® as interest expense.

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

On March 2, 2016, the Company amended certain provisions of the Credit Facility relating to the treatment of approximately $38.6 million in aggregate principal amount of outstanding InterNotes that mature prior to the Credit Facility. Among other things, the amendments to the Credit Facility provide that, in the nine-month period prior to the maturity of these particular InterNotes, which mature between February 15 and April 15, 2020, the Company's ability to borrow under the Credit Facility will be reduced by and in the amount of such InterNotes still outstanding during such time. The Credit Facility is secured primarily by the Company’s assets. Costs of $3.6 million were incurred in connection with obtaining and amending the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility.

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

The Company has made customary representations and warranties and is required to comply with various covenants and reporting requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2017, the Company was in compliance in all material respects with the terms of the Credit Facility.

As of March 31, 2017 and December 31, 2016, the Company had United States dollar borrowings of $46.9 million and $39.1 million outstanding under the Credit Facility, respectively. For the three months ended March 31, 2017 and March 31, 2016, the Company borrowed an average of $38.9 million and $55.2 million, respectively, with a weighted average interest rate of 4.27% and 3.76%, respectively.

11.	Market and Other Risk Factors

At March 31, 2017, the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is concentrated in the 20 industries listed in Note 13. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

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

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2017 and December 31, 2016, the Company had $8.1 million and $6.3 million in unfunded commitments under loan and financing agreements, respectively. As of March 31, 2017 and December 31, 2016, the Company’s unfunded commitment under loan and financing agreements are presented below.

	As of
	March 31, 2017	December 31, 2016

Superior Controls, Inc.	$2,500,000	$2,500,000
Lugano Diamonds & Jewelry, Inc.	2,000,000	2,000,000
Pharmalogics Recruiting, LLC	1,800,000	-
Healthcare Associates of Texas, LLC	1,300,000	1,300,000
IGT	500,000	500,000
Total	$8,100,000	$6,300,000

13.	Classification of Portfolio Investments

As of March 31, 2017, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$45,905,805	$46,177,983	25.59%
Telecommunications	26,317,303	27,342,138	15.15%
High Tech Industries	26,166,750	26,341,000	14.60%
Industrial Services	23,125,472	23,919,057	13.26%
Technology & Telecom	23,838,666	23,395,075	12.97%
Security	23,447,042	20,423,750	11.32%
Automotive Business Services	20,174,655	20,291,501	11.25%
Education	15,361,562	13,702,305	7.59%
Retail	11,816,518	11,981,372	6.64%
Media: Advertising, Printing & Publishing	11,750,000	10,608,544	5.88%
Business Services	10,100,486	10,200,000	5.65%
Oil & Gas Services	15,245,749	10,005,000	5.55%
Industrial Manufacturing	8,770,854	8,966,854	4.97%
Environmental/Recycling Services	7,214,552	7,187,552	3.98%
Wholesale/Distribution	4,747,273	4,747,273	2.63%
Transportation Logistics	7,641,965	4,316,871	2.39%
Aerospace	4,000,000	4,000,000	2.22%
Technology & IT	3,810,100	3,887,858	2.15%
Media & Entertainment	10,290,225	3,517,545	1.95%
Waste Services	2,454,303	2,317,000	1.28%
Total	$302,179,280	$283,328,678	157.04%

Geographic Region
South	$80,386,812	$73,916,687	40.97%
Mid West	50,535,405	51,608,191	28.60%
Eastern	51,857,465	49,275,451	27.31%
South East	35,282,293	30,839,786	17.09%
North East	30,077,336	30,428,858	16.87%
South West	30,466,058	30,125,955	16.70%
West	23,573,911	17,133,750	9.50%
Total	$302,179,280	$283,328,678	157.04%

Investment Type
Senior Secured - First Lien	$123,729,318	$121,029,703	67.08%
Senior Subordinated	80,530,454	76,423,152	42.36%
Senior Secured - Second Lien	71,219,150	64,205,446	35.59%
Equity/Other	26,700,358	21,670,377	12.01%
Total	$302,179,280	$283,328,678	157.04%

*Fair value as a percentage of Net Assets

As of December 31, 2016, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$43,497,566	$43,750,000	23.71%
Telecommunications	26,601,444	27,342,064	14.82%
Security	22,425,000	22,909,589	12.41%
High Tech Industries	20,400,000	20,516,000	11.12%
Automotive Business Services	20,090,093	20,206,939	10.95%
Industrial Services	20,358,827	19,440,026	10.53%
Industrial Manufacturing	15,472,567	16,259,000	8.81%
Technology & Telecom	15,122,171	14,456,630	7.83%
Education	14,837,425	13,500,157	7.32%
Waste Services	13,586,080	13,160,777	7.13%
Retail	11,876,716	12,022,615	6.52%
Media: Advertising, Printing & Publishing	11,750,000	10,870,000	5.89%
Oil & Gas Services	14,750,272	10,077,583	5.46%
Environmental/Recycling Services	7,093,046	6,517,046	3.53%
Wholesale/Distribution	4,900,000	4,900,000	2.66%
Media & Entertainment	10,258,933	4,531,545	2.46%
Transportation Logistics	7,475,203	4,316,871	2.34%
Technology & IT	3,840,726	3,919,108	2.12%
Aerospace	4,000,000	3,877,000	2.10%
Food & Beverage	5,000,000	3,700,000	2.01%
Total	$293,336,069	$276,272,950	149.72%

Geographic Region
South	$82,260,883	$73,848,766	40.02%
Mid West	48,785,996	49,578,049	26.87%
Eastern	48,228,643	48,486,134	26.28%
South East	35,200,203	31,186,871	16.90%
South West	29,981,737	29,506,630	15.99%
West	34,637,881	29,231,392	15.84%
North East	14,240,726	14,435,108	7.82%
Total	$293,336,069	$276,272,950	149.72%

Investment Type
Senior Secured - First Lien	$97,515,871	$95,684,153	51.85%
Senior Secured - Second Lien	87,730,962	84,864,909	45.99%
Senior Subordinated	77,960,103	74,050,349	40.13%
Equity/Other	30,129,133	21,673,539	11.75%
Total	$293,336,069	$276,272,950	149.72%

*Fair value as a percentage of Net Assets

14.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for one share of common stock for the three months ended March 31, 2017 and March 31, 2016.

	For the three months ended	For the three months ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Per share data(1)
Net asset value, beginning of period	$13.72	$14.43

Net investment income (loss)	0.34	0.41
Net realized and unrealized gains (losses)	(0.21)	(0.07)
Benefit (Provision) for taxes on unrealized appreciation (depreciation) on investments	(0.05)	(0.02)
Net increase (decrease) in net assets resulting from operations	0.08	0.32

Distributions to shareholders:(2)
From net investment income	(0.34)	(0.34)
From net unrealized gains	(0.03)	-
	(0.37)	(0.34)

Net asset value, end of period	$13.43	$14.41
Market value per share, end of period	$13.74	$11.63

Total return based on net asset value(3)(4)	0.6%	2.2%
Total return based on market value(3)(4)	17.9%	3.2%

Shares outstanding at end of period	13,437,059	13,506,257

Ratio/Supplemental Data:
Net assets, at end of period	$180,418,443	$194,568,186
Ratio of total expenses before waiver to average net assets(5)	10.24%	8.96%
Ratio of interest expenses to average net assets(5)	4.03%	3.25%
Ratio of incentive fees to average net assets(5)	1.45%	1.63%
Ratio of net expenses to average net assets(5)	10.24%	8.96%
Ratio of net investment income (loss) before waiver to average net assets(5)	10.21%	11.57%
Ratio of net investment income (loss) after waiver to average net assets(5)	10.21%	11.57%

Total Credit Facility payable outstanding	$46,933,273	$42,709,057
Total Notes payable outstanding	$55,000,000	$45,401,000

Asset coverage ratio(6)	2.8	3.2
Portfolio turnover rate(4)	8%	16%

(1)	The per share data was derived by using the average shares outstanding during the period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Not Annualized.
(5)	Annualized.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

15.	Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we have subsidiaries that are not required to be consolidated. We have certain unconsolidated significant subsidiaries that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the three months ended March 31, 2017 and as of and for the year ended December 31, 2016.

	As of		For the three months ended
Balance Sheet	March 31, 2017	Income Statement	March 31, 2017

Current Assets	4,735,014	Net Sales	4,181,322
Noncurrent Assets	18,367,394	Gross Profit	1,364,433
Current Liabilities	635,977	Net Income/EBITDA	606,432
Noncurrent Liabilities	13,482,075

	As of		For the year ended
Balance Sheet	December 31, 2016	Income Statement	December 31, 2016

Current Assets	4,881,976	Net Sales	15,174,299
Noncurrent Assets	18,320,899	Gross Profit	5,271,000
Current Liabilities	811,164	Net Income (Loss)	3,322,367
Noncurrent Liabilities	13,315,630

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

Subsequent to March 31, 2017, the following activity occurred:

On April 6, 2017, Alcentra paid a dividend to shareholders of record as of March 31, 2017 of $0.34 per share and a special dividend of $0.03 per share.

On April 12, 2017, Alcentra funded an additional $0.144 million in Black Diamond.

On April 28, 2017, Alcentra funded an additional $0.295 million to My Alarm Center.

On May 4, 2017, the Board of Directors approved the 2017 second quarter dividend of $0.34 per share for shareholders of record date June 30, 2017 and payable July 6, 2017.

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

During the three months ended March 31, 2017, we invested $31.9 million in debt and equity investments, including two new portfolio companies and five add on investments. These investments consisted of senior secured loans ($20.5 million, or 84.7%), subordinated notes ($2.6 million, or 10.7%), and equity securities ($1.1 million, or 4.7%). During the three months ended March 31, 2017 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $22.2 million. During the three months ended March 31, 2016, we invested $27.6 million in debt and equity investments, including one new portfolio company, one refinancing and three add on investments. These investments consisted of senior secured loans ($25.5 million, or 94.2%) subordinated notes ($1.7 million, or 6.27%), and equity securities ($0.5 million, or 1.8%). During the three months ended March 31, 2016 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $44.01 million.

As of March 31, 2017, the fair value of our investment portfolio totaled $283.3 million and consisted of 31 portfolio companies. As of March 31, 2017, 52 % of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 48% bore interest at fixed rates. Our average portfolio company investment at amortized cost and fair value was approximately $9.5 million and $9.8 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $16.2 million and 16.3 million, respectively.

As of December 31, 2016, the fair value of our investment portfolio totaled $276.3 million and consisted of 32 portfolio companies. As of December 31, 2016, 58.4% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 41.6% bore interest at fixed rates. Our average portfolio company investment at amortized cost and fair value was approximately $8.8 million and $8.4million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $15.1 million and $15.1 million, respectively.

The weighted average yield on debt investments as of March 31, 2017 and December 31, 2016 was 11.7% and 11.7%, respectively. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2017 and December 31, 2016, including the accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2016, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

The following table shows the portfolio composition by investment type at fair value and cost with the corresponding percentage of total investments:

	Fair Value				Cost
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	(dollars in thousands)
Senior Secured - First Lien	$121,030	42.7%	$95,684	34.6%	$123,729	40.9%	$97,516	33.2%
Senior Secured - Second Lien	64,205	22.7%	84,865	30.0%	71,219	23.6%	87,731	29.9%
Senior Subordinated	76,423	26.9%	74,050	26.1%	80,531	26.7%	77,960	26.6%
Equity/Other	21,670	7.7%	21,674	7.6%	26,700	8.8%	30,129	10.3%
Total	$283,328	100.0%	$276,273	100.0%	$302,179	100.0%	$293,336	100.0%

The following table shows portfolio composition by geographic region at fair value and cost with the corresponding percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	31-Mar-17		31-Dec-16		31-Mar-17		31-Dec-16
	(dollars in thousands)
Eastern	79,704	28.1%	62,921	23.0%	$81,935	27.1%	62,469	21.3%
Mid West	51,608	18.2%	49,578	18.1%	$50,535	16.7%	48,786	16.6%
South	$73,917	26.1%	$73,849	27.0%	$80,387	26.6%	$82,261	28.0%
South Eastern	30,840	10.9%	31,187	11.4%	$35,282	11.7%	35,200	12.0%
South West	30,126	10.6%	26,507	9.7%	$30,466	10.1%	29,982	10.2%
West	17,134	6.0%	29,231	10.7%	$23,574	7.8%	34,638	11.8%
Total	$283,329	100%	$273,273	100%	$302,179	100%	$293,336	100%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016

Healthcare Services	16.30%	15.84%	15.19%	14.83%
Telecommunications	9.65%	9.90%	8.71%	9.07%
High Tech Industries	9.30%	7.43%	8.66%	6.95%
Technology & Telecom	8.26%	5.23%	7.89%	5.16%
Security	7.21%	8.29%	7.76%	7.64%
Industrial Services	8.44%	7.04%	7.65%	6.94%
Automotive Business Services	7.16%	7.31%	6.68%	6.85%
Education	4.84%	4.89%	5.08%	5.06%
Oil & Gas Services	3.53%	3.65%	5.05%	5.03%
Retail	4.23%	4.35%	3.91%	4.05%
Media: Advertising, Printing & Publishing	3.74%	3.93%	3.89%	4.01%
Media & Entertainment	1.24%	1.64%	3.41%	3.50%
Business Services	3.60%	-	3.34%	-
Industrial Manufacturing	3.16%	5.89%	2.90%	5.27%
Transportation Logistics	1.52%	1.56%	2.53%	2.55%
Environmental/Recycling Services	2.54%	2.36%	2.39%	2.42%
Wholesale/Distribution	1.68%	1.77%	1.57%	1.67%
Aerospace	1.41%	1.40%	1.32%	1.36%
Technology & IT	1.37%	1.42%	1.26%	1.31%
Waste Services	0.82%	4.76%	0.81%	4.63%
Food & Beverage	-	1.34%	-	1.70%
Grand Total	100.00%	100.00%	100.00%	100.00%

$146.3 million of the portfolio (52%) had a first credit exposure at 0.0x - 1.0x EBITDA; $74.8 million of the portfolio (26%) had a first credit exposure at 1.0x - 3.0x EBITDA; $21.5 million of the portfolio (8%) had a first credit exposure at 3.0x - 4.0x EBITDA; $13.5 million of the portfolio (5%) had a first credit exposure at 4.0x – 4.5x; and $27.0 million of the portfolio (10%) had a first credit exposure at >4.5x EBITDA.

Portfolio Asset Quality

We currently do not use a rating system to monitor portfolio performance. As the portfolio grows in size, we would expect to implement a portfolio rating system.

Non-Accrual

We will generally not accrue interest on loans and debt securities if principal or interest cash payments are past due 30 days or we have reason to doubt our ability to collect such interest.

As of March 31, 2017 and December 31, 2016, we had one loan on non-accrual status.

Discussion and Analysis of Results of Operations

Comparison of three months ended March 31, 2017 and March 31, 2016

Investment Income

For the three months ended March 31, 2017, total investment income was $9.2 million, an decrease of $0.7 million, or 7.5% over the $9.9 million of total investment income for the three months ended March 31, 2016. This decrease was primarily attributable to the shift in timing of the closing of new deals relative to repayments.

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

Expenses

For the three months ended March 31, 2017, total expenses were $4.6 million, which was an increase of $0.3 million, or 6.2%, over the $4.3 million for the three months ended March 31, 2016. Interest and financing expenses for the three months ended March 31, 2017 were $1.9 million, an increase of $0.3 million, or 21.4% over the $1.6 million for the three months ended March 31, 2016. This is largely due to the issuance of $45 million in Alcentra Internotes® and deferred financing costs in relation to an increased credit facility amendment from the prior year. The base management fee decreased $0.04 million, or 3.1%, to $1.249 million for the three months ended March 31, 2017 due to slightly lower average total assets less cash and cash equivalents than the comparable period in 2016. The incentive fee for the three months ended March 31, 2017 was $0.137, a 17.3% decrease from the comparable period in 2016. The administrative service fee, professional fees and other general and administrative expenses totaled $0.794 million for the three months ended March 31, 2017 compared to a total of $0.688 million for the three months ended March 31, 2016.

Net Investment Income

Net investment income for the three months ended March 31, 2017 was $4.6 million, a decrease of $1.0. million, or 18.1%, compared to net investment income of $5.6 million during the three months ended March 31, 2016 as a result of the $0.7 million decrease in total investment income and the $0.3 million increase in total expenses.

Net Increase in Net Assets Resulting From Operations

For the three months ended March 31, 2017, the net realized loss from portfolio investments was $1.0 million largely due to the secondary sale of Wholesome Sweeteners. For the three months ended March 31, 2016, realized losses of $8.8 million stemmed largely from the sale of DRC Emergency Services on January 19, 2016.

During the three months ended March 31, 2017, we recorded a net change in unrealized depreciation from portfolio investments of $1.8 million attributable to net unrealized depreciation on debt investments. During the three months ended March 31, 2016, the net change in unrealized appreciation was $7.8 million due to (i) the reversal of net unrealized depreciation on investments of $10.6 million related to the sale of investments, resulting in unrealized appreciation, (ii) net unrealized depreciation of $2.1 million on debt investments and (iii) net unrealized depreciation of $0.6 million on equity investments.

As a result of these events, our net increase in net assets resulting from operations during the three months ended March 31, 2017 was $1.0 million, a decrease of $3.3 million, or 76.1%, compared to a net increase in net assets resulting from operations of $4.3 million during the three months ended March 31, 2016.

Provision for Taxes on Unrealized Appreciation on Investments

We have a direct wholly owned subsidiary that has elected to be a taxable entity (the "Taxable Subsidiary"). The Taxable Subsidiary permit us to hold equity investments in portfolio companies which are "pass through" entities for tax purposes and continue to comply with the "source income" requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended March 31, 2017, we recognized a provision for income tax on unrealized gains on investments of $0.724 million.

Liquidity and Capital Resources

As of March 31, 2017, we had $4.7 million in cash and cash equivalents and our net assets totaled $180.0 million. We believe that our current cash and cash equivalents on hand, our credit facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from future debt offerings and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the three months ended March 31, 2017, we experienced a net increase in cash and cash equivalents in the amount of $0.8 million. During that period, we used $2.2 million in cash from operating activities, primarily due to the purchase of portfolio investments of approximately $31.2 million. This was partially offset by proceeds from the return of capital of portfolio investments in of approximately $23.2 million. During the same period, financing activities increased cash by $4.7 million primarily due to the proceeds from the credit facility.

For the three months ended March 31, 2016, we experienced a net decrease in cash and cash equivalents in the amount of $1.0 million. During that period, we received $19.3 million in cash from operating activities, primarily from the return of capital from portfolio investments of approximately $45.5 million. This was partially offset by the investment in new portfolio companies of approximately $28.5 million. During the same period, financing activities reduced cash by $20.3 million primarily due to the repayment of the credit facility.

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

As of March 31, 2017, we are in compliance with all covenants of the Credit Facility and there was $46.9 million outstanding.

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. We were in compliance with the asset coverage ratios at all times. As of March 31, 2017 our asset coverage ratio was 277%.

Recently Issued Accounting Standards

In April 2015, FASB issued ASU 2015-03, Interest - Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs , which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for annual and interim periods beginning after December 15, 2015. We have adopted this guidance as of March 31, 2016. The new guidance will be applied retrospectively to each prior period presented.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2017, we had off-balance sheet commitments totaling $8.1 million. As of December 31, 2016, we had unfunded commitments totaling $6.3 million.

Recent Developments

Subsequent to March 31, 2017, the following activity occurred:

On April 6, 2017, Alcentra paid a dividend to shareholders of record as of March 31, 2017 of $0.34 per share and a special dividend of $0.03 per share.

On April 12, 2017, Alcentra funded an additional $0.144 million in Black Diamond.

On April 28, 2017, Alcentra funded an additional $0.295 million to My Alarm Center.

On May 4, 2017, the Board of Directors approved the 2017 second quarter dividend of $0.34 per share for shareholders of record date June 30, 2017 and payable July 6, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. All of the floating rate loans in the portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For the three months ended March 31, 2017, 14 loans in the portfolio bore interest at floating rates, or 52% of the fair value of our portfolio. For the year ended December 31, 2016, 16 of the loans in the portfolio bore interest at floating rates, or 58% of the fair value of our portfolio. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of March 31, 2017, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one or two percent increase in LIBOR would have less than a 2.5% effect on our portfolio’s income. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. As of March 31, 2017 and March 31, 2016, we did not engage in hedging activities.

Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in certain published indices such as the LIBOR rate in connection with the Credit Facility.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors

There has been no material change in the information provided under the heading “Risk Factors” in the Company’s annual report on Form 10-K filed with the SEC on March 9, 2017. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial may materially affect its business, financial condition and/or operating results.

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

The following table summarizes our share repurchases under our stock repurchase program for the three months ended March 31, 2017:

	Jan	Feb	Mar
	2017	2017	2017
Dollar amount repurchased	165,514	-	-
Shares repurchased	14,574	-	-
Average price per share (including commission)	$12.37	N/A	$ N/A
Weighted average discount to net asset value	7.89%	N/A	N/A

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

10.1	Amendment No. 5 to Senior Secured Revolving Credit Agreement, dated as of April 3, 2017, among Alcentra Capital Corporation, the several banks and other financial institutions or entities from time to time party tot eh Senior Secured Revolving Credit Agreement, and ING Capital LLC*

11.1	Computation of Per Share Earnings*

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2017

By:	/s/ Paul J. Echausse
Name: Paul J. Echausse
Title: Chief Executive Officer and President

By:	/s/ Ellida McMillan
Name: Ellida McMillan
Title: Chief Financial Officer, Chief Operating Officer, Secretary, and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 5 to Senior Secured Revolving Credit Agreement, dated as of April 3, 2017, among Alcentra Capital Corporation, the several banks and other financial institutions or entities from time to time party tot eh Senior Secured Revolving Credit Agreement, and ING Capital LLC*

11.1	Computation of Per Share Earnings*

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

