Form 10-Q
period 2017-06-30
Alcentra Capital Corp
filed 2017-08-04
CIK 1578620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 14,245,220 shares of the Registrant’s common stock outstanding as of August 3, 2017.

ALCENTRA CAPITAL CORPORATION

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Assets and Liabilities

	As of June 30, 2017 (Unaudited)	As of December 31, 2016
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $253,680,500 and $248,479,039, respectively)	$235,723,168	$239,722,117
Non-controlled, affiliated investments, at fair value (cost of $31,005,209 and $29,734,859, respectively)	20,377,820	22,094,203
Controlled, affiliated investments, at fair value (cost $15,459,015 and $15,122,171, respectively)	15,269,000	14,456,630
Total of portfolio investments, at fair value (cost $300,144,724 and $293,336,069, respectively)	271,369,988	276,272,950
Cash	3,802,620	3,891,606
Dividends and interest receivable	1,070,251	3,240,640
Receivable for investments sold	470,983	2,139,463
Deferred financing costs	848,054	1,287,807
Deferred tax asset	1,498,264	1,264,811
Income tax asset	795,364	—
Prepaid expenses and other assets	209,428	100,770
Total Assets	$280,064,952	$288,198,047

Liabilities
Credit facility payable	$35,133,273	$39,133,273
Notes payable (net of deferred note offering costs of $1,436,280 and $1,495,062, respectively)	53,563,720	53,504,938
Other accrued expenses and liabilities	375,037	282,165
Directors’ fees payable	73,000	95,000
Professional fees payable	246,602	331,867
Interest and credit facility expense payable	1,132,888	1,008,127
Management fee payable	1,060,125	1,301,591
Income-based incentive fees payable	1,310,651	2,071,661
Distributions payable	4,843,375	4,586,816
Unearned structuring fee revenue	1,050,677	1,175,319
Income tax liability	—	182,699
Total Liabilities	$98,789,348	$103,673,456

Commitments and Contingencies (Note 12)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 14,245,220 and 13,451,633 shares issued and outstanding, respectively)	14,245	13,452
Additional paid-in capital	206,977,643	196,290,348
Accumulated net realized loss	(2,198,897)	(776,548)
Undistributed net investment income	4,914,081	4,890,065
Net unrealized appreciation (depreciation) on investments, net of benefit/(provision) for taxes of $343,268 and $1,170,393 as of June 30, 2017 and December 31, 2016, respectively	(28,431,468)	(15,892,726)
Total Net Assets	181,275,604	184,524,591
Total Liabilities and Net Assets	$280,064,952	$288,198,047

Net Asset Value Per Share	$12.73	$13.72

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Operations

	For the three months ended June 30, 2017 (Unaudited)	For the three months ended June 30, 2016 (Unaudited)	For the six months ended June 30, 2017 (Unaudited)	For the six months ended June 30, 2016 (Unaudited)
Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$6,187,702	$5,169,619	$13,192,379	$10,437,162
Paid-in-kind interest income from portfolio investments	302,190	1,008,525	650,382	2,359,613
Other income from portfolio investments	587,782	652,786	1,197,747	1,571,450
Dividend income from portfolio investments	29,049	—	56,569	—
From non-controlled, affiliated investments:
Interest income from portfolio investments	594,972	785,044	846,750	1,695,367
Paid in-kind income from portfolio investments	63,345	634,025	450,381	1,485,164
Other income from portfolio investments	—	1,845,055	—	1,950,937
From controlled, affiliated investments:
Interest income from portfolio investments	573,069	382,888	978,904	764,635
Paid in-kind income from portfolio investments	—	162,027	166,445	322,032
Other income from portfolio investments	—	—	—	—
Total investment income	8,338,109	10,639,969	17,539,557	20,586,360

Expenses:
Management fees	1,229,648	1,283,763	2,479,217	2,572,799
Income-based incentive fees	—	926,158	653,911	1,716,885
Professional fees	226,849	372,535	493,188	726,537
Valuation services	68,345	71,061	169,741	142,047
Interest and credit facility expense	1,513,067	1,334,510	3,039,974	2,643,454
Amortization of deferred financing costs	288,048	283,805	573,611	548,435
Directors’ fees	74,344	84,372	142,480	149,295
Insurance expense	60,102	65,771	124,583	132,381
Amortization of deferred note offering costs	105,418	—	203,828	—
Other expenses	98,437	319,648	392,557	451,289
Total expenses	3,664,258	4,741,623	8,273,090	9,083,122
Waiver of management fees	(169,524)	—	(169,524)	—
Net expenses	3,494,734	4,741,623	8,103,566	9,083,122
Net investment income	4,843,375	5,898,346	9,435,991	11,503,238

Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	30,002	23,802	(1,019,237)	1,900,440
Non-controlled, affiliated investments	—	1,626,964	—	2,021,697
Controlled, affiliated investments	—	—	—	(11,154,495)
Net realized gain (loss) from portfolio investments	30,002	1,650,766	(1,019,237)	(7,232,358)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(8,084,209)	(3,575,425)	(9,200,410)	(9,560,426)
Non-controlled, affiliated investments	(2,168,452)	(2,228,352)	(2,986,733)	351,589
Controlled, affiliated investments	328,527	(62,999)	475,526	11,143,915
Net change in unrealized appreciation (depreciation) from portfolio investments	(9,924,134)	(5,866,776)	(11,711,617)	1,935,078
Benefit/(Provision) for taxes on unrealized gain (loss) on investments	(102,309)	(287,167)	(827,125)	(497,031)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	(9,996,441)	(4,503,177)	(13,557,979)	(5,794,311)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(5,153,066)	$1,395,169	$(4,121,988)	$5,708,927

Basic and diluted:
Net investment income per share	$0.36	$0.44	$0.68	$0.85
Earnings per share	$(0.38)	$0.10	$(0.30)	$0.42
Weighted Average Shares of Common Stock Outstanding	13,612,059	13,500,429	13,783,414	13,507,973
Dividends declared per common share	$0.340	$0.340	$0.710	$0.680

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Changes in Net Assets

	For the six months ended June 30, 2017 (Unaudited)	For the six months ended June 30, 2016 (Unaudited)
Increase (decrease) in net assets resulting from operations
Net investment income	$9,435,991	$11,503,238
Net realized gain (loss) on investments	(1,019,237)	(7,232,358)
Net change in unrealized appreciation (depreciation) on investments	(11,711,617)	1,935,078
Benefits/(Provision) for taxes on unrealized gain (loss) on investments	(827,125)	(497,031)
Net increase (decrease) in net assets resulting from operations	(4,121,988)	5,708,927

Capital transactions
Offering costs	—	(165,635)
Issuance of common stock (808,161 and 0 shares, respectively)	10,853,602	—
Repurchase of common stock (14,574 and 26,130 shares, respectively)	(165,514)	(305,450)
Net increase (decrease) in net assets resulting from capital transactions	10,688,088	(471,085)

Distributions to shareholders from:
Net investment income	(9,411,975)	(9,182,517)
Realized gains	(403,112)	—
Total distributions to shareholders	(9,815,087)	(9,182,517)

Total increase (decrease) in net assets	(3,248,987)	(3,944,675)

Net assets at beginning of period	184,524,591	195,032,211
Net assets at end of period [including undistributed net investment income of $4,914,081 and $3,451,048, respectively]	$181,275,604	$191,087,536

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Cash Flows

	For the six months ended June 30, 2017 (Unaudited)	For the six months ended June 30, 2016 (Unaudited)
Cash Flows from Operating Activities
Net increase/(decrease) in net assets resulting from operations	$(4,121,988)	$5,708,927

Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from portfolio investments	1,019,237	7,232,358
Net change in unrealized (appreciation) depreciation of portfolio investments	11,711,617	(1,935,078)
Deferred tax asset	(233,453)	454,776
Paid in-kind interest income from portfolio investments	(1,267,209)	(4,166,809)
Accretion of discount on debt securities	(1,419,446)	(203,639)
Purchases of portfolio investments	(56,112,100)	(69,555,393)
Net proceeds from sales/return of capital of portfolio investments	50,970,863	71,331,188
Amortization of deferred financing costs	573,611	548,435
Amortization of deferred note offering costs	203,828	—
(Increase) decrease in operating assets:
Dividends and interest receivable	2,170,389	1,089,280
Receivable for investments sold	1,668,480	(1,364,550)
Income tax asset	(795,364)	—
Prepaid expenses and other assets	(108,658)	(135,275)
Increase (decrease) in operating liabilities:
Other accrued expenses and liabilities	92,872	6,220
Directors' fees payable	(22,000)	35,475
Professional fees payable	(85,265)	(246,266)
Interest and credit facility expense payable	124,761	161,070
Management fee payable	(241,466)	(18,450)
Income-based incentive fees payable	(761,010)	941,885
Unearned structuring fee revenue	(124,642)	665,269
Income tax	(182,699)	(16,912)
Net cash provided by (used in) operating activities	3,060,358	10,532,511

Cash Flows from Financing Activities
Issuance of common stock	10,853,602	—
Financing costs paid	(133,858)	(166,038)
Offering costs paid	(145,046)	(422,950)
Proceeds from credit facility payable	46,850,000	51,500,000
Repayments of credit facility payable	(50,850,000)	(63,318,892)
Proceeds from notes payable	—	11,544,000
Distributions paid to shareholders	(9,558,528)	(9,191,401)
Repurchase of common stock	(165,514)	(305,450)
Net cash provided by (used in) financing activities	(3,149,344)	(10,360,731)
Increase (decrease) in cash and cash equivalents	(88,986)	171,780
Cash at beginning of period	3,891,606	4,866,972
Cash and Cash Equivalents at End of Period	$3,802,620	$5,038,752

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$2,915,213	$2,482,384
Accrued offering costs	$2,485	$2,485
Accrued distributions payable	$4,843,375	$4,586,816

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments

As of June 30, 2017

(Unaudited)

Company(+) ***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 130.04%

Senior Secured - First Lien — 56.41%

Black Diamond Rentals	Oil & Gas Services	12% Cash, 2% PIK(2)		7/9/2018	5,937,501	$5,937,501	$5,025,416	2.77%
		4% Cash, 10% PIK		7/9/2018	1,682,975	1,673,300	1,682,975	0.93%
						7,610,801	6,708,391	3.70%
Champion ONE (3)	Technology & Telecom	LIBOR + 10.5%	1.00%	3/17/2022	7,359,375	7,290,078	7,359,375	4.06%
IGT (3),(4)	Industrial Services	LIBOR + 8.75% Cash, 0.5% PIK	1.00%	12/10/2019	8,054,930	8,005,028	8,054,930	4.45%
LRI Holding, Inc. (3)	Industrial Services	LIBOR + 9.25% Cash	1.00%	6/30/2022	20,000,000	19,928,000	20,000,000	11.03%
Lugano Diamonds & Jewelry, Inc (3),(4)	Retail	LIBOR + 10.0% Cash	0.75%	10/24/2021	6,000,000	5,289,878	5,420,000	2.99%
NTI Holdings, LLC (3),(4)	Telecommunications	LIBOR + 8.0% Cash	1.00%	3/30/2021	15,173,835	14,911,852	15,019,210	8.29%
NWN Corporation (3)	Technology & IT	LIBOR + 10.0% Cash	1.00%	10/16/2020	3,856,608	3,779,476	3,895,435	2.15%
Palmetto Moon LLC	Retail	11.5% Cash		10/31/2021	5,437,412	5,414,331	5,437,000	3.00%
Pharmalogics Recruiting, LLC (4)	Business Services	10.25% Cash		1/31/2022	9,975,000	9,885,520	9,975,000	5.50%
Stancor, Inc. (3)	Wholesale/Distribution	LIBOR + 9.0%	0.75%	8/19/2019	4,556,363	4,556,363	4,556,363	2.51%
Superior Controls, Inc. (3),(4)	High Tech Industries	LIBOR + 8.75%	1.00%	3/22/2021	15,825,000	15,769,749	15,825,000	8.73%
Total Senior Secured - First Lien						102,441,076	102,250,704	56.41%
Senior Secured - Second Lien — 26.01%

Conisus LLC (3)	Media: Advertising, Printing & Publishing	LIBOR + 8.75% Cash	1.00%	6/23/2021	11,750,000	$11,750,000	$9,988,000	5.51%
Graco Supply Company	Aerospace	12% Cash		3/17/2021	4,000,000	4,000,000	4,000,000	2.21%
Healthcare Associates of Texas, LLC (4)	Healthcare Services	12.25% Cash		4/30/2022	8,500,000	8,500,000	8,500,000	4.69%
Medsurant Holdings, LLC	Healthcare Services	12.25% Cash		6/18/2021	6,200,000	6,138,000	6,200,000	3.42%
My Alarm Center, LLC (3)	Security	LIBOR + 11.0% Cash	1.00%	7/9/2019	13,929,583	13,929,583	2,312,367	1.27%
Nation Safe Drivers (NSD) (3)	Automotive Business Services	LIBOR + 8.0% Cash	2.00%	9/29/2020	11,721,154	11,721,154	11,838,000	6.53%
Xpress Global Systems, LLC (3)	Transportation Logistics	5.0% PIK		4/10/2020	5,596,333	5,318,652	2,352,000	1.30%
		LIBOR + 11.0%	1.00%	4/10/2020	1,964,871	1,928,621	1,964,871	1.08%
						7,247,273	4,316,871	2.38%
Total Senior Secured - Second Lien						63,286,010	47,155,238	26.01%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of June 30, 2017

(Unaudited)

Company(+) ***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Senior Subordinated — 40.39%

Black Diamond Rentals (2)	Oil & Gas Services	4% Cash		7/9/2018	8,009,188	$8,009,188	$3,602,973	1.99%
GST Autoleather	Automotive Business Services	11% Cash, 2.0% PIK		1/11/2021	8,496,238	$8,496,238	$7,251,000	4.00%
Media Storm, LLC	Media & Entertainment	10% Cash		8/28/2019	2,454,546	2,454,546	2,454,546	1.35%
Metal Powder Products LLC (3)	Industrial Manufacturing	LIBOR + 11.25% Cash, 1.0% PIK	0.75%	11/5/2021	8,291,761	8,291,761	8,270,854	4.56%
NextCare Holdings, Inc.	Healthcare Services	10% Cash, 4% PIK		12/31/2018	15,511,145	15,363,249	15,510,999	8.56%
Pharmalogic Holdings Corp.	Healthcare Services	12% Cash		9/1/2021	16,122,103	16,091,805	16,122,103	8.89%
QRC Holdings, LLC	High Tech Industries	11.50% Cash		11/20/2021	10,000,000	10,000,000	10,000,000	5.52%
Security Alarm Financing Enterprises L. P. (3)	Security	LIBOR + 13.00% Cash	1.00%	6/19/2020	10,003,848	9,835,937	10,000,097	5.52%
Total Senior Subordinated						78,542,724	73,212,572	40.39%
Equity/Other — 7.23%

Champion ONE, Common Shares(2)	Technology & Telecom				11,250	$1,125,000	$1,125,000	0.62%
IGT, Preferred Shares(2)	Industrial Services	11% PIK		12/10/2019	1,110,922	1,110,922	1,106,001	0.61%
Common Shares(2)					44,000	44,000	249,000	0.14%
Preferred AA Shares		15% PIK		12/10/2019	314,667	314,667	314,667	0.17%
						1,469,589	1,669,668	0.92%
LRI Holding, Inc.,	Industrial Services				79,365	100,000	100,000	0.06%
Preferred Shares(2)					1,000,000	1,000,000	1,905,000	1.05%
						1,100,000	2,005,000	1.11%
Lugano Diamonds & Jewelry, Inc, Warrants(2)	Retail				666,615	666,615	825,003	0.46%
Metal Powder Products, LLC, Common Shares(2)	Industrial Manufacturing				500,000	500,000	704,000	0.39%
My Alarm Center, LLC, Class A Preferred(2)	Security				284,589	—	—	—
NTI Holdings, LLC, Common Shares(2)	Telecommunications				424,621	547,349	1,313,477	0.72%
Warrants(2)					417,823	224,689	1,201,504	0.66%
						772,038	2,514,981	1.38%
Palmetto Moon LLC, Common Shares(2)	Retail				434,145	434,145	434,002	0.24%
Superior Controls, Inc., Preferred Shares(2)	High Tech Industries				400,000	400,000	581,000	0.32%
Tunnel Hill Class B Common Units(5)	Waste Services				93,160	2,454,303	3,246,000	1.79%
Xpress Global Systems, LLC, Warrants(2)	Transportation Logistics				489,000	489,000	—	—
Total Equity/Other						9,410,690	13,104,654	7.23%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						253,680,500	235,723,168	130.04%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of June 30, 2017

(Unaudited)

Company(+) ***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Investments in Non-Controlled, Affiliated Portfolio Companies — 11.24%*

Senior Secured - First Lien — 0.59%

Show Media, Inc. (2)	Media & Entertainment	5.5% Cash, 5.5% PIK		12/31/2018	4,153,393	$4,120,057	$1,063,000	0.59%
Total Senior Secured - First Lien						4,120,057	1,063,000	0.59%
Senior Secured - Second Lien — 4.26%

Southern Technical Institute, Inc. (3)	Education	LIBOR + 8.0% Cash, 4% PIK	1.00%	12/2/2020	8,385,356	$8,385,356	$7,729,287	4.26%
Total Senior Secured - Second Lien						8,385,356	7,729,287	4.26%
Senior Subordinated — 1.27%

Battery Solutions, Inc.	Environmental/Recycling Services	6% Cash, 8% PIK		11/6/2021	2,308,580	$2,308,580	$2,309,000	1.27%
Total Senior Subordinated						2,308,580	2,309,000	1.27%
Equity/Other — 5.12%

Battery Solutions, Inc., Class A and F Units(2)	Environmental/Recycling Services				5,000,000	$1,058,000	$1,400,000	0.77%
Class E Units		8% PIK		11/6/2021	3,973,312	3,973,312	3,973,312	2.19%
						5,031,312	5,373,312	2.96%
Show Media, Inc., Units(2)	Media & Entertainment				4,092,210	3,747,428	—	—
Southern Technical Institute, Inc., Class A Units(2)	Education				3,164,063	2,167,000	—	—
Preferred Shares		15.75% PIK		3/30/2026	5,135,209	5,024,209	3,903,221	2.16%
Warrants(2)					221,267	221,267	—	—
						7,412,476	3,903,221	2.16%
Total Equity/Other						16,191,216	9,276,533	5.12%
Total Investments in Non-Controlled, Affiliated Portfolio Companies						31,005,209	20,377,820	11.24%
Investments in Controlled, Affiliated Portfolio Companies — 8.42%**

Senior Secured - First Lien — 7.53%

FST Technical Services, LLC	Technology & Telecom	12% Cash, 5% PIK		11/18/2018	13,652,473	$13,652,473	$13,652,000	7.53%
Total Senior Secured - First Lien						13,652,473	13,652,000	7.53%
Equity/Other — 0.89%

FST Technical Services, LLC, Common Class B Shares	Technology & Telecom				1,750,000	$1,806,542	$1,617,000	0.89%
Total Equity/Other						1,806,542	1,617,000	0.89%
Total Investments in Controlled, Affiliated Portfolio Companies						15,459,015	15,269,000	8.42%
Total Investments						300,144,724	271,369,988	149.70%
Liabilities In Excess Of Other Assets							(90,094,384)	(49.70)%
Net Assets							$181,275,604	100.00%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of June 30, 2017

(Unaudited)

(+)	All portfolio companies listed are qualifying assets. Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets.

*	Denotes investments in which the Company is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2017 in these affiliated investments are as follows:

	Fair Value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	June 30,
Name of Issuers	2016	Addition	Reductions	Other Income	2017
Battery Solutions, Inc.	$6,517,046	$-	$-	$316,662	$7,682,312
Show Media, Inc.	2,077,000	-	-	63,097	1,063,000
Southern Technical Institute, Inc.	13,500,157	-	-	917,372	11,632,508
	$22,094,203	$-	$-	$1,297,131	$20,377,820

**	Denotes investments in which the Company is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2017 in these affiliated and controlled investments are as follows:

	Fair value at			Interest/	Fair Value at
	December 31,	Gross	Gross	Dividend/	June 30,
Name of Issuers	2016	Addition	Reductions	Other income	2017
FST Technical Services, LLC	$1,804,817	$-	$-	$1,145,349	$15,269,000
	$1,804,817	$-	$-	$1,145,349	$15,269,000

***	Pledged as collateral under the Credit Facility with ING Capital LLC.
(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.
(2)	Non-income producing security.
(3)	The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.
(4)	The investment has an unfunded commitment as of June 30, 2017 which is excluded from the presentation (see Note 12).
(5)	The investment was formerly known as City Carting Holding Company, Inc. On June 3, 2016, City Carting combined with Tunnel Hill Partners, L.P.

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

Abbreviation Legend

PIK — Payment-In-Kind

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

1.	Organization and Purpose

Alcentra Capital Corporation (the “Company”, “Alcentra”) was formed as a Maryland corporation on June 6, 2013 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) and is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies. Alcentra is managed by Alcentra NY, LLC (the “Adviser” or “Alcentra NY”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). In addition, for U.S. federal income tax purposes, Alcentra has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax year ending December 31, 2014.

The Company was formed for the purpose of acquiring certain assets held by BNY Mellon-Alcentra Mezzanine III, L.P. (the “Partnership”). The Partnership is a Delaware limited partnership, which commenced operations on May 14, 2010 (the “Commencement Date”). BNY Mellon-Alcentra Mezzanine III (GP), L.P. (the “General Partner”), a Delaware limited liability company, is the General Partner of the Partnership. BNY Mellon-Alcentra Mezzanine Partners (the “Manager”), a division of Alcentra NY and an affiliate of the General Partner, manages the investment activities of the Partnership. Alcentra NY is wholly-owned by BNY Alcentra Group Holdings, Inc. (“Alcentra Group”), which is a subsidiary of The Bank of New York Mellon Corporation.

On May 8, 2014 (commencement of operations), the Company acquired all of the assets of the Partnership other than its investment in the shares of common stock and warrants to purchase common stock of GTT Communications (the “Fund III Acquired Assets”) for $64.4 million in cash and $91.5 million in shares of Alcentra’s common stock. Concurrent with Alcentra’s acquisition of the Fund III Acquired Assets from the Partnership, Alcentra also purchased for $29 million in cash certain debt investments (the “Warehouse Portfolio”) from Alcentra Group. The Warehouse Portfolio debt investments were originated by the investment professionals of the Adviser and purchased by Alcentra Group using funds under a warehouse credit facility provided by The Bank of New York Mellon Corporation in anticipation of the initial public offering of Alcentra’s shares of common stock. Except for the $1,500 seed capital provided by Alcentra NY in exchange for 100 shares of Alcentra’s common stock, the Company had no assets or operations prior to the acquisition of the investment portfolios of the Partnership and as a result, the Partnership is considered a predecessor entity of the Company.

On May 14, 2014, Alcentra completed its initial public offering (the “IPO”), at a price of $15.00 per share. Through the IPO the Company sold 6,666,666 shares for gross proceeds of approximately $100 million. Alcentra used $94.2 million of the proceeds from the IPO to fund the purchase of the warehouse portfolio, and the cash portion of the consideration paid to Fund III. On June 6, 2014, Alcentra sold 750,000 shares through the underwriters’ exercise of the overallotment option for gross proceeds of $11,250,000.

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

On May 22, 2017 Alcentra Capital Corporation completed an underwritten primary offering of 808,161 shares of its common stock at a public offering price of $13.68 per share for proceeds of approximately $10,853,602, after paying the sales load and offering expenses.

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments by targeting investment opportunities with favorable risk-adjusted returns. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies (typically those with $5.0 million to $25.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization) and/or revenues of between $10 million and $250 million through first lien, second lien, unitranche and mezzanine debt financing, with corresponding equity co-investments. It sources investments primarily through the network of relationships that the principals of its investment adviser have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

Upon commencement of operations, the Company also entered into an administration and custodian agreement (the “Administration Agreement”) with State Street Bank and Trust Company (the “Administrator”).

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

Cash – At June 30, 2017, cash balances totaling $3.8 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.

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

(2) Debt

The fair value of performing debt investments is typically derived utilizing a market yield analysis.  In a market yield analysis, a price is ascribed to each debt investment based upon an assessment of current and expected market yields for similar debt investments and risk profiles. Additional consideration is given to current contractual interest rates, relative maturities and other key terms and risks associated with a debt investment.

The Company considers many factors in evaluating the most suitable point within the range of fair values, including, but not limited to, the following:

•                     the portfolio company’s underlying operating performance and any related trends;

•                     the improvement or decline in the underlying credit quality measured on the basis of a loan-to-enterprise value ratio and total outstanding debt to EBITDA ratio; and

•                     changes or issues related to the portfolio company’s customer/supplier concentration, regulatory developments and other portfolio company specific considerations.

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

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were two non-accrual investments as of June 30, 2017 and one non-accrual investment as of December 31, 2016.

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

Alcentra BDC Equity Holdings LLC has elected to be a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three and six months ended June 30, 2017, we recognized a provision for income tax on unrealized gain on investments of $(0.1) million and $(0.8) million for the Taxable Subsidiaries, respectively. For the three and six months ended June 30, 2016, we recognized a provision for income tax on unrealized gain on investments of $(0.3) million and $(0.5) million for the Taxable Subsidiaries, respectively. As of June 30, 2017 and December 31, 2016, $1.5 million and $1.3 million was included in the deferred tax asset on the Consolidated Statements of Assets and Liabilities, respectively.

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

Recently Issued Accounting Standards – In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) interned to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. The Company is evaluating the impact that the adoption of the amendments to Regulation S-X will have on its consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which will amend FASB ASC 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of ASU 2016-18 on its consolidated financial statements and disclosures.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. As part of this guidance, ASU 2016-19 amends FASB ASC 820 to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company has evaluated the impact of ASU 2016-19 on its consolidated financial statements and disclosures and determined that the adoption of ASU 2016-19 has not had a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which will amend FASB ASC 310-20. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium, generally requiring the premium to be amortized to the earliest call date. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of ASU 2017-08 on its consolidated financial statements and disclosures.

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

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2017 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$—	$—	$116,965,704	$116,965,704
Senior Secured - Second Lien	—	—	54,884,525	54,884,525
Subordinated Debt	—	—	75,521,572	75,521,572
Equity/Other	—	—	23,998,187	23,998,187
Total Investments	$—	$—	$271,369,988	$271,369,988

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2016 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$—	$—	$95,684,153	$95,684,153
Senior Secured - Second Lien	—	—	84,864,909	84,864,909
Subordinated Debt	—	—	74,050,349	74,050,349
Equity/Other	—	—	21,673,539	21,673,539
Total Investments	$—	$—	$276,272,950	$276,272,950

The changes in investments classified as Level 3 are as follows for the six months ended June 30, 2017 and June 30, 2016.

As of June 30, 2017:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2017	$95,684,153	$84,864,909	$74,050,349	$21,673,539	$276,272,950
Amortized discounts/premiums	445,927	897,432	76,086	-	1,419,445
Paid in-kind interest	230,149	283,586	482,269	271,205	1,267,209
Net realized gain (loss)	-	-	74	(1,019,310)	(1,019,236)
Net change in unrealized appreciation (depreciation)	(1,416,184)	(13,920,788)	(1,419,978)	5,045,333	(11,711,617)
Purchases	50,379,773	1,391,178	2,333,039	2,008,110	56,112,100
Sales/Return of capital	(28,358,114)	(18,631,792)	(267)	(3,980,690)	(50,970,863)
Transfers in	-	-	-	-	-
Transfers out	-	-	-	-	-
Balance as of June 30, 2017	$116,965,704	$54,884,525	$75,521,572	$23,998,187	$271,369,988

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2017	$(1,269,644)	$(13,830,385)	$(1,419,904)	$3,745,334	$(12,774,599)

As of June 30, 2016:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2016	$88,453,325	$83,266,558	$80,458,554	$44,163,174	$296,341,611
Amortized discounts/premiums	73,466	76,331	53,842	-	203,639
Paid in-kind interest	1,165,969	207,009	1,130,887	1,662,944	4,166,809
Net realized gain (loss)	(5,309,022)	11,658	269,964	(2,204,958)	(7,232,358)
Net change in unrealized appreciation (depreciation)	3,993,380	(1,594,453)	(4,143,123)	3,679,274	1,935,078
Purchases	30,984,253	15,340,499	27,918,637	7,355,926	81,599,315
Sales/Return of capital	(38,657,613)	(4,304,031)	(35,433,585)	(4,979,881)	(83,375,110)
Balance as of June 30, 2016	$80,703,758	$93,003,571	$70,255,176	$49,676,479	$293,638,984

Net change in unrealized appreciation(depreciation) from investments still held as of June 30, 2016	$(462,764)	$(1,594,452)	$(3,964,158)	$973,410	$(5,047,964)

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017:

Assets at Fair Value	Fair Value at June 30, 2017	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average

Senior Secured - First Lien	$116,965,704	Yield to Maturity	Comparable Market Rate	9.0% - 17.0%	11.12%

Senior Secured - Second Lien	$54,884,525	Yield to Maturity	Comparable Market Rate	9.5% - 21.5%	11.73%

Senior Subordinated	$75,521,572	Yield to Maturity	Comparable Market Rate	10.0% - 14.0%	12.31%

Preferred Ownership	$7,909,889	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.0x – 13.0x	8.36	x

Common Ownership/ Common Warrants	$16,088,298	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.0x – 13.0x	8.53	x

Total	$271,369,988

As of December 31, 2016:

Assets at Fair Value	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average

Senior Secured - First Lien	$95,684,153	Yield to Maturity	Comparable Market Rate	9.0% - 17.0%	11.44%

Senior Secured - Second Lien	$84,864,909	Yield to Maturity	Comparable Market Rate	9.7% - 20.7%	11.39%

Senior Subordinated	$74,050,349	Yield to Maturity	Comparable Market Rate	10.0% - 14.0%	12.33%

Preferred Ownership	$12,426,782	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.0x - 13.0x	8.26	x

Common Ownership/ Common Warrants	$9,246,757	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.0x - 13.0x	10.13	x

Total	$276,272,950

4.	Share Transactions

The following table sets forth the number of shares of common stock issued by the Company for the six months ended June 30, 2017:

Month Ended	Shares Issued	Issuance Price Per Share	Aggregate Consideration for Issued Shares
May 31, 2017	808,161	$13.6800	$10,853,602

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

The following tables set forth the number of shares of common stock repurchased by the Company under its share repurchase program for the six months ended June 30, 2017 and 2016:

As of June 30, 2017:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
January 31, 2017	14,574	$12.1253 - $12.4900	$165,514

As of June 30, 2016:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2016	10,509	$10.7700 - $11.2444	$115,828
May 31, 2016	9,547	$11.5596 - $12.3333	114,762
June 30, 2016	6,074	$12.2335 - $12.3586	74,860
	26,130		$305,450

5.	Distributions

The Company intends to make quarterly distributions of available net investment income determined on a tax basis to its stockholders. Distributions to stockholders are recorded on the record date. The amount, if any, to be distributed to stockholders is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, will be distributed at least annually. If the Company does not distribute (or are not deemed to have distributed) at least 98% of the Company’s annual ordinary income in the calendar year earned, the Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income exceed the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income. As of June 30, 2017 and December 31, 2016, the Company accrued $211,152 and $240,207, respectively, for any unpaid potential excise tax liability and have included these amounts within income tax liability on the accompanying Consolidated Statements of Assets and Liabilities.

The following table reflects the Company’s dividends declared and paid on its common stock for the six months ended June 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
March 9, 2017	March 31, 2017	April 6, 2017	$0.340
March 9, 2017	March 31, 2017	April 6, 2017	$0.030
May 4, 2017	June 30, 2017	July 6, 2017	$0.340

The following table reflects the Company’s dividends declared and paid on its common stock for the six months ended June 30, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
March 7, 2016	March 31, 2016	April 7, 2016	$0.340
May 5, 2016	June 30, 2016	July 7, 2016	$0.340

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

For the three and six months ended June 30, 2017, the Company recorded expenses for base management fees of $1,229,648 and $2,479,217, respectively, of which $169,524 and $169,524, respectively, was waived by the Adviser and $1,060,125 was payable at June 30, 2017. For the three and six months ended June 30, 2016, the Company recorded expenses for base management fees of $1,283,763 and $2,572,799, respectively, of which none was waived by the Adviser and $1,283,763 was payable at June 30, 2016.

For the three and six months ended June 30, 2017, the Company incurred income-based incentive fees of $0 and $653,911, respectively, of which $0 and $0 was waived by the Adviser, respectively. For the three and six months ended June 30, 2016, the Company incurred income-based incentive fees of $926,158 and $1,716,885, respectively, of which none was waived by the Adviser. For the three and six months ended June 30, 2017, the Company incurred capital gains incentive fees of $0 and $0, respectively, of which $0 and $0, respectively, was waived by the Adviser. For the three and six months ended June 30, 2016, the Company incurred capital gains incentive fees of $0 and $0, respectively, of which $0 and $0, respectively, was waived by the Adviser.

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

For the three and six months ended June 30, 2017 the Company recorded directors' fee expense of $74,344 and $142,480, respectively, of which $73,000 was payable at June 30, 2017. For the three and six months ended June 30, 2016 the Company recorded directors' fee expense of $84,372 and $149,295, respectively, of which $72,500 was payable at June 30, 2016.

8.	Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the six months ended June 30, 2017 and June 30, 2016.

	For the six months ended June 30,
	2017	2016
Investment purchases, at cost (including PIK interest and dividends)	$57,379,309	$73,722,202
Investment sales, proceeds (including principal payments/paydown proceeds)	50,970,863	71,331,188

9.	Alcentra Capital InterNotes®

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

During the six months ended June 30, 2017, the Company issued $0 million in aggregate principal amount of the Alcentra Capital InterNotes® for net proceeds of $0 million. These notes were issued with a stated interest rate of 6.50%, 6.375% and 6.25%. These notes mature on February 15, 2021, June 15, 2021 and July 15, 2021. For the three and six months ended June 30, 2017, the Company borrowed an average of $55.0 million and $55.0 million, respectively, with a weighted average interest rate of 6.44% and 6.40%, respectively. For the three and six months ended June 30, 2016, the Company borrowed an average of $46.0 million and $44.6 million, respectively, with a weighted average interest rate of 6.43%.

The following table summarizes the Alcentra Capital InterNotes® issued and outstanding during the six months ended June 30, 2017.

Tenor at	Principal	Interest	Weighted
Origination	Amount	Rate	Average
(in years)	(000’s omitted)	Range	Interest Rate	Maturity Date Range
5	$53,582	6.25% - 6.50%	6.38%	February 15, 2020 - June 15, 2021
7	1,418	6.50% - 6.75%	6.63%	January 15, 2022 - April 15, 2022
	$55,000

During the six months ended June 30, 2017, we redeemed $xxx aggregate principal amount of our Alcentra Capital InterNotes®. The net proceeds of this offering were used to repay outstanding indebtedness under the Credit Facility.

In connection with the issuance of the Alcentra Capital InterNotes®, the Company incurred $x.xxx million of fees which are being amortized over the term of the notes and are included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of June 30, 2017. During the six months ended June 30, 2017 the Company recorded $x.xxx million of interest costs and amortization of offering costs on the Alcentra Capital InterNotes® as interest expense.

10.	Credit Facility

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

On March 2, 2016, the Company amended certain provisions of the Credit Facility relating to the treatment of approximately $38.6 million in aggregate principal amount of outstanding InterNotes that mature prior to the Credit Facility. Among other things, the amendments to the Credit Facility provide that, in the nine-month period prior to the maturity of these particular InterNotes, which mature between February 15 and April 15, 2020, the Company's ability to borrow under the Credit Facility will be reduced by and in the amount of such InterNotes still outstanding during such time. The Credit Facility is secured primarily by the Company’s assets. Costs of $3.8 million were incurred in connection with obtaining and amending the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility.

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

The Company has made customary representations and warranties and is required to comply with various covenants and reporting requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2017, the Company was in compliance in all material respects with the terms of the Credit Facility.

As of June 30, 2017 and December 31, 2016 the Company had United States dollar borrowings of $35.1 million and $39.1 million outstanding under the Credit Facility, respectively. For the three and six months ended June 30, 2017, the Company borrowed an average of $38.9 million and $38.8 million with a weighted average interest rate of 4.36% and 4.32%, respectively. For the three and six months ended June 30, 2016, the Company borrowed an average of $43.4 million and $49.3 million with a weighted average interest rate of 3.83% and 3.79%, respectively.

11.	Market and Other Risk Factors

At June 30, 2017, the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is comprised of investments in the twenty industries listed in Note 13. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

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

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2017 and December 31, 2016, the Company had $9.6 million and $6.3 million in unfunded commitments under loan and financing agreements, respectively. As of June 30, 2017 and December 31, 2016, the Company’s unfunded commitment under loan and financing agreements are presented below.

	As of
	June 30, 2017	December 31, 2016

Superior Controls, Inc.	$2,500,000	$2,500,000
Lugano Diamonds & Jewelry, Inc.	2,000,000	2,000,000
Pharmalogics Recruiting, LLC	2,000,000	-
Healthcare Associates of Texas, LLC	1,300,000	1,300,000
NTI Holdings, LLC	1,258,540	-
IGT	500,000	500,000
Total	$9,558,540	$6,300,000

13.	Classification of Portfolio Investments

As of June 30, 2017, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$46,093,054	$46,333,102	25.56%
Industrial Services	30,502,617	31,729,598	17.50%
High Tech Industries	26,169,749	26,406,000	14.57%
Technology & Telecom	23,874,093	23,753,375	13.10%
Automotive Business Services	20,217,392	19,089,000	10.53%
Telecommunications	15,683,890	17,534,191	9.67%
Security	23,765,520	12,312,464	6.79%
Retail	11,804,969	12,116,005	6.68%
Education	15,797,832	11,632,508	6.42%
Oil & Gas Services	15,619,989	10,311,364	5.69%
Media: Advertising, Printing & Publishing	11,750,000	9,988,000	5.51%
Business Services	9,885,520	9,975,000	5.50%
Industrial Manufacturing	8,791,761	8,974,854	4.95%
Environmental/Recycling Services	7,339,892	7,682,312	4.24%
Wholesale/Distribution	4,556,363	4,556,363	2.51%
Transportation Logistics	7,736,273	4,316,871	2.38%
Aerospace	4,000,000	4,000,000	2.21%
Technology & IT	3,779,476	3,895,435	2.15%
Media & Entertainment	10,322,031	3,517,546	1.94%
Waste Services	2,454,303	3,246,000	1.79%
Total	$300,144,724	$271,369,988	149.70%

Geographic Region
South	$81,205,397	$72,128,573	39.79%
Eastern	59,352,556	49,749,130	27.44%
Mid West	39,935,098	40,951,878	22.59%
South West	30,822,264	30,779,999	16.98%
North East	29,834,745	30,276,435	16.70%
South East	35,334,749	30,175,873	16.65%
West	23,659,915	17,308,100	9.55%
Total	$300,144,724	$271,369,988	149.70%

Investment Type
Senior Secured - First Lien	$120,213,606	$116,965,704	64.52%
Senior Subordinated	80,851,304	75,521,572	41.66%
Senior Secured - Second Lien	71,671,366	54,884,525	30.28%
Equity/Other	27,408,448	23,998,187	13.24%
Total	$300,144,724	$271,369,988	149.70%

*Fair value as a percentage of Net Assets

As of December 31, 2016, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$43,497,566	$43,750,000	23.71%
Telecommunications	26,601,444	27,342,064	14.82%
Security	22,425,000	22,909,589	12.41%
High Tech Industries	20,400,000	20,516,000	11.12%
Automotive Business Services	20,090,093	20,206,939	10.95%
Industrial Services	20,358,827	19,440,026	10.53%
Industrial Manufacturing	15,472,567	16,259,000	8.81%
Technology & Telecom	15,122,171	14,456,630	7.83%
Education	14,837,425	13,500,157	7.32%
Waste Services	13,586,080	13,160,777	7.13%
Retail	11,876,716	12,022,615	6.52%
Media: Advertising, Printing & Publishing	11,750,000	10,870,000	5.89%
Oil & Gas Services	14,750,272	10,077,583	5.46%
Environmental/Recycling Services	7,093,046	6,517,046	3.53%
Wholesale/Distribution	4,900,000	4,900,000	2.66%
Media & Entertainment	10,258,933	4,531,545	2.46%
Transportation Logistics	7,475,203	4,316,871	2.34%
Technology & IT	3,840,726	3,919,108	2.12%
Aerospace	4,000,000	3,877,000	2.10%
Food & Beverage	5,000,000	3,700,000	2.01%
Total	$293,336,069	$276,272,950	149.72%

Geographic Region
South	$82,260,883	$73,848,766	40.02%
Mid West	48,785,996	49,578,049	26.87%
Eastern	48,228,643	48,486,134	26.28%
South East	35,200,203	31,186,871	16.90%
South West	29,981,737	29,506,630	15.99%
West	34,637,881	29,231,392	15.84%
North East	14,240,726	14,435,108	7.82%
Total	$293,336,069	$276,272,950	149.72%

Investment Type
Senior Secured - First Lien	$97,515,871	$95,684,153	51.85%
Senior Secured - Second Lien	87,730,962	84,864,909	45.99%
Senior Subordinated	77,960,103	74,050,349	40.13%
Equity/Other	30,129,133	21,673,539	11.75%
Total	$293,336,069	$276,272,950	149.72%

*Fair value as a percentage of Net Assets

14.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for one share of common stock for the six months ended June 30, 2017 and June 30, 2016.

	For the six months ended	For the six months ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
Per share data(1)
Net asset value, beginning of period	$13.72	$14.43

Net investment income (loss)	0.68	0.85
Net realized and unrealized gains (losses)	(0.90)	(0.40)
Benefit (Provision) for taxes on unrealized appreciation (depreciation) on investments	(0.06)	(0.04)
Net increase (decrease) in net assets resulting from operations	(0.28)	0.41

Distributions to shareholders:(2)
From net investment income	(0.68)	(0.68)
Net realized gains	(0.03)	0.00
Total dividend distributions declared	(0.71)	(0.68)

Net asset value, end of period	$12.73	$14.16
Market value per share, end of period	$13.59	$12.15

Total return based on net asset value(3)(4)	(2.0)%	2.8%
Total return based on market value(3)(4)	19.5%	10.6%

Shares outstanding at end of period	14,245,220	13,490,636

Ratio/Supplemental Data:
Net assets, at end of period	$181,275,604	$191,087,536
Ratio of total expenses before waiver to average net assets(5)	9.16%	9.44%
Ratio of interest expenses to average net assets(5)	4.00%	3.32%
Ratio of incentive fees to average net assets(5)	0.72%	1.78%
Ratio of waiver of management and incentive fees to average net assets(5)	(0.19)%	—%
Ratio of net expenses to average net assets(5)	8.98%	9.44%
Ratio of net investment income (loss) before waiver to average net assets(5)	10.26%	11.95%
Ratio of net investment income (loss) after waiver to average net assets(5)	10.45%	11.95%

Total Credit Facility payable outstanding	$35,133,273	$51,685,846
Total Notes payable outstanding	$55,000,000	$51,544,000

Asset coverage ratio(6)	3.0	2.9
Portfolio turnover rate(4)	18%	25%

(1)	The per share data was derived by using the average shares outstanding during the period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Not Annualized.
(5)	Annualized.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

15.	Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we have a subsidiary that is not required to be consolidated. We have a certain unconsolidated significant subsidiary that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the six months ended June 30, 2017 and as of and for the year ended December 31, 2016.

	As of		For the six months ended
Balance Sheet	June 30, 2017	Income Statement	June 30, 2017

Current Assets	5,476,202	Net Sales	7,331,017
Noncurrent Assets	18,372,753	Gross Profit	2,408,319
Current Liabilities	1,154,753	Net Income/EBITDA	1,181,478
Noncurrent Liabilities	13,595,674

	As of		For the year ended
Balance Sheet	December 31, 2016	Income Statement	December 31, 2016

Current Assets	4,881,976	Net Sales	15,174,299
Noncurrent Assets	18,320,899	Gross Profit	5,271,000
Current Liabilities	811,164	Net Income (Loss)	3,322,367
Noncurrent Liabilities	13,315,630

In addition to the risks associated with our investments in general, there are unique risks associated with our investment in this entity.

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

Subsequent to June 30, 2017, the following activity occurred:

On July 3, 2017, NWN Corporation repaid all of their 1st Lien debt totaling $3,856,608.

On July 5, 2017, Superior Controls repaid $825,000 of their 1st lien debt

On July 6, 2017, Alcentra paid a dividend to shareholders of record as of June 30, 2017 of $0.34 per share.

On July 7, 2017, Superior Controls repaid $175,000 of their 1st lien debt

On July 11, 2017, Alcentra funded an additional $2.0 million in Lugano Diamonds.

On July 14, 2017, Alcentra funded an additional $1.9 million in My Alarm Center as part of an overall restructuring.

On August 3, 2017, the Board of Directors approved the 2017 third quarter dividend of $0.34 per share for shareholders of record date September 30, 2017 and payable October 5, 2017.

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

Overview

Alcentra Capital Corporation (“we”, “us” or “our”) was formed as a Maryland corporation on June 6, 2013 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). We are managed by Alcentra NY, LLC (the “Adviser”, or “Alcentra NY”), registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). State Street Bank and Trust Company (“State Street”) provides us with financial reporting, post-trade compliance, and treasury services. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”), commencing with tax year ended December 31, 2014, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On May 22, 2017 Alcentra Capital Corporation completed an underwritten primary offering of 808,161 shares of its common stock at a public offering price of $13.68 per share for proceeds of approximately $10.6 million after deducting sales load and offering expenses.

Our investment objective is to generate both current income and capital appreciation through debt and equity investments by targeting investment opportunities with favorable risk-adjusted returns. The Company invests primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making direct equity investments in such companies.

We are required to comply with certain regulatory requirements such as not acquiring any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in middle-market companies (typically those with $5.0 million to $25.0 million of EBITDA and/or revenues between $10 million and $250 million) through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment.

During the three months ended June 30, 2017, we invested $11.4 million in debt and equity investments, including three add on investments and one refinancing. These investments consisted of senior secured loans ($11.1 million, or 96.6%), second lien loans ($0.3 million, or 2.6%), and equity securities ($0.1 million, or 0.8%). During the three months ended June 30, 2017 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $14.5 million. During the three months ended June 30, 2016, we invested $39.3 million in debt and equity investments in four new portfolio companies and one add on investment. These investments consisted of senior secured loans ($4.55 million, or 11.6%), second lien notes ($16.0 million, or 40.7%), subordinated notes ($18.25 million, or 46.4%), and equity securities ($0.5 million, or 1.3%). During the three months ended June 30, 2016 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $26.46 million

As of June 30, 2017, the fair value of our investment portfolio totaled $271.4 million and consisted of 30 portfolio companies. As of June 30, 2017, 53 % of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 47% bore interest at fixed rates. Our average portfolio company investment at amortized cost and fair value was approximately $10.0 million and $9.0 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $21.0 million and $22.0 million, respectively.

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

The weighted average yield on debt investments as of June 30, 2017 and December 31, 2016 was 11.6% and 11.7%, respectively. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2017 and December 31, 2016, including the accretion of original issue discount but excluding investments on non-accrual status, if any. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

The following table shows the portfolio composition by investment type at fair value and cost with the corresponding percentage of total investments:

	Fair Value				Cost
	30-Jun-17		31-Dec-16		31-Mar-17		31-Dec-16
	(dollars in thousands)
Senior Secured - First Lien	$116,966	43.1%	$95,684	34.6%	$120,214	40.1%	$97,516	33.2%
Senior Secured - Second Lien	75,521	20.2%	84,865	30%	71,671	23.9%	87,731	29.9%
Senior Subordinated	54,885	27.8%	74,050	26.1%	80,851	26.9%	77,960	26.6%
Equity/Other	23,998	8.9%	21,674	7.6%	27,408	9.1%	30,129	10.3%
Total	$271,370	100.0%	$276,273	100.0%	$300,144	100.0%	$293,336	100.0%

The following table shows portfolio composition by geographic region at fair value and cost with the corresponding percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	30-Jun-17		31-Dec-16		30-Jun-17		31-Dec-16
	(dollars in thousands)
South	$72,129	26.6%	$73,849	27.0%	$81,205	27.1%	$82,261	28.0%
Eastern	80,025	29.5%	62,921	23.0%	89,187	29.7%	62,469	21.3%
Mid West	40,952	15.1%	49,578	18.1%	39,935	13.3%	48,786	16.6%
South Eastern	30,176	11.1%	31,187	11.4%	35,335	11.8%	35,200	12.0%
West	17,308	6.4%	29,231	10.7%	23,660	7.9%	34,638	11.8%
South West	30,780	11.3%	26,507	9.7%	30,822	10.3%	29,982	10.2%
Total	$271,370	100.0%	$273,273	100.0%	$300,144	100.0%	$293,336	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016

Healthcare Services	17.07%	15.84%	15.36%	14.83%
Industrial Services	11.69%	7.04%	10.16%	6.94%
High Tech Industries	9.73%	7.43%	8.72%	6.95%
Technology & Telecom	8.75%	5.23%	7.95%	5.16%
Security	4.54%	8.29%	7.92%	7.64%
Automotive Business Services	7.03%	7.31%	6.74%	6.85%
Education	4.29%	4.89%	5.26%	5.06%
Telecommunications	6.46%	9.90%	5.23%	9.07%
Oil & Gas Services	3.80%	3.65%	5.20%	5.03%
Retail	4.46%	4.35%	3.93%	4.05%
Media: Advertising, Printing & Publishing	3.68%	3.93%	3.91%	4.01%
Media & Entertainment	1.30%	1.64%	3.44%	3.50%
Business Services	3.68%	-	3.29%	-
Industrial Manufacturing	3.31%	5.89%	2.93%	5.27%
Transportation Logistics	1.59%	1.56%	2.58%	2.55%
Environmental/Recycling Services	2.83%	2.36%	2.45%	2.42%
Wholesale/Distribution	1.68%	1.77%	1.52%	1.67%
Aerospace	1.47%	1.40%	1.33%	1.36%
Technology & IT	1.44%	1.42%	1.26%	1.31%
Waste Services	1.20%	4.76%	0.82%	4.63%
Food & Beverage	-	1.34%	-	1.70%
Grand Total	100.00%	100.00%	100.00%	100.00%

In analyzing our credit exposure, we consider the attachment point, in terms of EBITDA multiple, at which we would experience a principal loss on an investment.

Investment Activity

As of June 30, 2017 $119.4 million of the portfolio (44.0%) had a first credit exposure at 0.0x - 1.0x EBITDA; $90.2 million of the portfolio (33.3%) had a first credit exposure at 1.0x - 3.0x EBITDA; $29.9 million of the portfolio (11.0%) had a first credit exposure at 3.0x - 4.0x EBITDA; $0.0 million of the portfolio (0.0%) had a first credit exposure at 4.0x – 4.5x; and $31.9 million of the portfolio (11.7%) had a first credit exposure at >4.5x EBITDA.

As of December 31, 2016 $127.7 million of the portfolio at fair value (46.2%) had a first dollar loss at 0.0x – 1.0x EBITDA; $82.6 million of the portfolio at fair value (29.9%) had a first dollar loss at 1.0x – 3.0x EBITDA; $24.6 million of the portfolio at fair value (8.9%) had a first dollar loss of 3.0x – 4.0x EBITDA; $0.003 million of the portfolio at fair value (01.2%) had a first dollar loss of 4.0x – 4.5x EBITDA; and $38.1 million of the portfolio at fair value (13.8%) had a first dollar loss >4.5x EBITDA.

Portfolio Asset Quality

We will generally not accrue interest on loans and debt securities if principal or interest cash payments are past due 30 days or we have reason to doubt our ability to collect such interest.

As of June 30, 2017 and December 31, 2016, we had two loans and one loan on non-accrual status.

Discussion and Analysis of Results of Operations

Comparison of three months ended June 30, 2017 and June 30, 2016

Investment Income

For the three months ended June 30, 2017, total investment income was $8.3 million, a decrease of $2.3 million, or 21.6% over the $10.6 million of total investment income for the three months ended June 30, 2016. This decrease was primarily attributable to a $1.7 million decrease in prepayment penalties and the shift in timing of the closing of new deals relative to repayments.

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

Expenses

For the three months ended June 30, 2017, total net expenses were $3.5 million, which was a decrease of $1.2 million, or 26.3%, from the $4.7 million for the three months ended June 30, 2016 primarily as a result of a decrease in management and incentive fees. Interest and financing expenses for the three months ended June 30, 2017 were $1.9 million, an increase of $0.2 million, or 11.3% over the $1.6 million for the three months ended June 30, 2016. This is largely due to the issuance of $5 million in Alcentra Internotes® in late June 2016 and the increase in Libor in 2017. The base management fee decreased $0.05 million, or 4.2%, to $1.2 million for the three months ended June 30, 2017 due to slightly lower average total assets less cash and cash equivalents than the comparable period in 2016. The incentive fee for the three months ended June 30, 2017 was $0.0, a 100% decrease from the comparable period in 2016. The administrative service fee, professional fees and other general and administrative expenses totaled $0.5 million for the three months ended June 30, 2017 compared to a total of $0.9 million for the three months ended June 30, 2016. This decrease is the result of lower legal expenses, the renewed terms with third party vendors and the initial increase in June 30, 2016 of excise tax expense.

Net Investment Income

Net investment income for the three months ended June 30, 2017 was $4.8 million, a decrease of $1.0. million, or 17.8%, compared to net investment income of $5.9 million during the three months ended June 30, 2016 as a result of the lower investment income due to the shift in timing of new investments.

Net Increase in Net Assets Resulting From Operations

For the three months ended June 30, 2017, the net realized gain from portfolio investments was $0.03 million and for the three months ended June 30, 2016, realized gains were $1.6 million primarily from the repayment of ACT Lighting.

During the three months ended June 30, 2017, we recorded a net change in unrealized depreciation from portfolio investments of $9.9 million of which $8.4 million was attributable to net unrealized depreciation on My Alarm Capital, LLC. During the three months ended June 30, 2016, the net change in unrealized depreciation was $5.8 million.

As a result of these events, our net decrease in net assets resulting from operations during the three months ended June 30, 2017 was $5.2 million, a decrease of $6.5 million compared to a net increase in net assets resulting from operations of $1.4 million during the three months ended June 30, 2016.

Provision for Taxes on Unrealized Appreciation on Investments

We have a direct wholly owned subsidiary that has elected to be a taxable entity (the "Taxable Subsidiary"). The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are "pass through" entities for tax purposes and continue to comply with the "source income" requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended June 30, 2017, we recognized a provision for income tax on unrealized gains on investments of $0.1 million.

Comparison of six months ended June 30, 2017 and June 30, 2016

Investment Income

For the six months ended June 30, 2017, total investment income was $17.5 million, an decrease of $3.0 million, or 14.8%, over the $20.6 million of total investment income for the six months ended June 30, 2016. The decrease was primarily attributable to a slower pace of deployment as compared to repayments as well as a decrease of $1.7 million in fee income.

Expenses

For the six months ended June 30, 2017, total expenses were $8.1 million after the waiver of management fees, a decrease of $0.9 million or 10.8%, over the $9.1 million of total expenses for the six months ended June 30, 2016. Interest and financing expenses for the six months ended June 30, 2017 were $3.6 million, an increase of $0.4 million or 13.2%, compared to $3.2 million for the six months ended June 30, 2016 as a result of the rise in Libor as well as the additional full six month accrual of interest payable on the the issuance of $5 million of InterNotes. The base management fee decreased $0.09 million, or 3.6%, to $2.5 million for the six months ended June 30, 2017 due to slightly lower average total assets less cash and cash equivalents than the comparable period in 2016. The incentive fee for the six months ended June 30, 2017 was $0.7 million, a $1.0 million, or 61.9%, decrease from the $1.7 million incentive fee for the six months ended June 30, 2016 which was the result of lower net investment income during the second quarter of 2017 which resulted in not earning the income incentive fee. The administrative service fee, professional fees and other general and administrative expenses totaled $1.3 million for the six months ended June 30, 2017 compared to $1.6 million for the six months ended June 30, 2016.

Net Investment Income

Net investment income for the six months ended June 30, 2017 was $9.4 million, which was a decrease of $2.1 million, or 17.9%, compared to net investment income of $11.5 million during the six months ended June 30, 2016 as a result of the $3.1 million decrease in total investment income and the $.9 million decrease in total expenses.

Net Increase in Net Assets Resulting From Operations

For the six months ended June 30, 2017, the total net realized losses on investments were $1.0 million. The net change in unrealized depreciation on investments for the six months ended June 30, 2016 was $11.7 million attributable mainly to the write down on My Alarm Capital, LLC with smaller write downs on Southern Technical Institute and GST Autoleather. During the six months ended June 30, 2016, the net change in unrealized appreciation on investments was $1.9 million attributable to (i) the reversal of net unrealized depreciation on investments of $11.1 million related to the exit or sale of investments (ii) net unrealized depreciation of $9.2 million on debt investments.

Liquidity and Capital Resources

As of June 30, 2017, there was $3.8 million in cash and cash equivalents and net assets totaled $181.3 million. We believe that our current cash and cash equivalents on hand, our credit facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from future debt offerings and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the three months ended June 30, 2017, we experienced a net decrease in cash and cash equivalents in the amount of $0.08 million. During that period, we used $3.0 million in cash from operating activities, primarily due to the purchase of portfolio investments of approximately $56.1 million. This was partially offset by proceeds from the return of capital of portfolio investments in of approximately $50.9 million. This was also offset by $11.7 of change in depreciation of investments and a decrease of $3.8 million in interest and dividends receivable. During the same period, financing activities decreased cash by $3.1 million primarily due to the repayments to the credit facility.

For the three months ended June 30, 2016, we experienced a net increase in cash and cash equivalents in the amount of $0.171 million. During that period, we received $10.5 million in cash from operating activities, primarily from the return of capital from portfolio investments of approximately $71.3 million and $4.1 million of paid in kind income. This was partially offset by the investment in new portfolio companies of approximately $69.5 million. During the same period, financing activities reduced cash by $10.4 million primarily due to the repayment of the credit facility.

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

As of June 30, 2017, we are in compliance with all covenants of the Credit Facility and there was $35.1 million of availability for borrowings outstanding.

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. We were in compliance with the asset coverage ratios at all times. As of June 30, 2017 our asset coverage ratio was 304%.

During May of 2017, we completed an underwritten primary offering of 808,161 shares of our common stock at a public offering price of $13.68 per share for proceeds of approximately $10,653,602, after paying the sales load and offering expenses.

Recently Issued Accounting Standards

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) interned to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. The Company is evaluating the impact that the adoption of the amendments to Regulation S-X will have on its consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which will amend FASB ASC 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of ASU 2016-18 on its consolidated financial statements and disclosures.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. As part of this guidance, ASU 2016-19 amends FASB ASC 820 to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company has evaluated the impact of ASU 2016-19 on its consolidated financial statements and disclosures and determined that the adoption of ASU 2016-19 has not had a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which will amend FASB ASC 310-20. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium, generally requiring the premium to be amortized to the earliest call date. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of ASU 2017-08 on its consolidated financial statements and disclosures.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2017, we had off-balance sheet commitments totaling $9.6 million. As of December 31, 2016, we had off-balance sheet commitments totaling $6.3 million.

Recent Developments

Subsequent to June 30, 2017, the following activity occurred:

On July 3, 2017, NWN Corporation repaid all of their 1st Lien debt totaling $3,856,608.

On July 5, 2017, Superior Controls repaid $825,000 of their 1st lien debt

On July 6, 2017, Alcentra paid a dividend to shareholders of record as of June 30, 2017 of $0.34 per share.

On July 7, 2017, Superior Controls repaid $175,000 of their 1st lien debt

On July 11, 2017, Alcentra funded an additional $2.0 million in Lugano Diamonds.

On July 14, 2017, Alcentra funded an additional $1.9 million in My Alarm Center as part of an overall restructuring.

On August 3, 2017, the Board of Directors approved the 2017 third quarter dividend of $0.34 per share for shareholders of record date September 30, 2017 and payable October 5, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. All of the floating rate loans in the portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For the three months ended June 30, 2017, 15 loans in the portfolio bore interest at floating rates, or 53% of the fair value of our portfolio. For the year ended December 31, 2016, 16 of the loans in the portfolio bore interest at floating rates, or 58% of the fair value of our portfolio. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of June 30, 2017, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one or two percent increase in LIBOR would have less than a 2.5% effect on our portfolio’s income. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. As of June 30, 2017 and June 30, 2016, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

11.1	Computation of Per Share Earnings (included in the Registrant’s statement of operations)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 3, 2017

By:	/s/ David Scopelliti
Name: David Scopelliti
Title: Chief Executive Officer and President

By:	/s/ Ellida McMillan
Name: Ellida McMillan
Title: Chief Financial Officer, Chief Operating Officer, Secretary, and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

11.1	Computation of Per Share Earnings (included in the Registrant’s statement of operations)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

