Form 10-Q
period 2017-09-30
Alcentra Capital Corp
filed 2017-11-07
CIK 1578620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 14,245,220 shares of the Registrant’s common stock outstanding as of November 6, 2017.

ALCENTRA CAPITAL CORPORATION

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Assets and Liabilities

	As of September 30, 2017 (Unaudited)	As of December 31, 2016
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $257,885,158 and $248,479,039, respectively)	$246,751,971	$239,722,117
Non-controlled, affiliated investments, at fair value (cost of $38,927,216 and $29,734,859, respectively)	20,143,071	22,094,203
Controlled, affiliated investments, at fair value (cost $15,633,464 and $15,122,171, respectively)	15,443,922	14,456,630
Cash	4,925,485	3,891,606
Dividends and interest receivable	2,783,875	3,240,640
Receivable for investments sold	720,983	2,139,463
Deferred financing costs	620,533	1,287,807
Deferred tax asset	6,782,823	1,264,811
Income tax asset	796,241	—
Prepaid expenses and other assets	143,993	100,770
Total Assets	$299,112,897	$288,198,047

Liabilities
Credit facility payable	$59,783,273	$39,133,273
Notes payable (net of deferred note offering costs of $1,332,553 and $1,495,062, respectively)	53,667,447	53,504,938
Other accrued expenses and liabilities	477,496	282,165
Directors’ fees payable	85,417	95,000
Professional fees payable	389,280	331,867
Interest and credit facility expense payable	1,620,034	1,008,127
Management fee payable	1,130,191	1,301,591
Income-based incentive fees payable	1,294,985	2,071,661
Distributions payable	4,843,375	4,586,816
Unearned structuring fee revenue	1,000,653	1,175,319
Income tax liability	—	182,699
Total Liabilities	$124,292,151	$103,673,456

Commitments and Contingencies (Note 12)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 14,245,220 and 13,451,633 shares issued and outstanding, respectively)	14,245	13,452
Additional paid-in capital	206,977,643	196,290,348
Accumulated net realized loss	(12,604,552)	(776,548)
Undistributed net investment income	4,914,082	4,890,065
Net unrealized appreciation (depreciation) on investments, net of benefit/(provision) for taxes of $5,626,202 and $1,170,393 as of September 30, 2017 and December 31, 2016, respectively	(24,480,672)	(15,892,726)
Total Net Assets	174,820,746	184,524,591
Total Liabilities and Net Assets	$299,112,897	$288,198,047

Net Asset Value Per Share	$12.27	$13.72

 See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Operations

	For the three months ended September 30, 2017 (Unaudited)	For the three months ended September 30, 2016 (Unaudited)	For the nine months ended September 30, 2017 (Unaudited)	For the nine months ended September 30, 2016 (Unaudited)
Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$5,374,814	$6,306,358	$18,567,193	$16,743,520
Paid-in-kind interest income from portfolio investments	226,519	409,638	876,901	2,769,251
Other income from portfolio investments	377,071	158,048	1,574,818	1,729,498
Dividend income from portfolio investments	30,661	52,021	87,230	52,021
From non-controlled, affiliated investments:
Interest income from portfolio investments	405,892	827,500	937,704	2,522,867
Paid in-kind income from portfolio investments	609,854	462,161	1,375,173	1,947,325
Other income from portfolio investments	—	336,679	—	2,287,616
From controlled, affiliated investments:
Interest income from portfolio investments	411,262	398,185	1,219,767	1,162,820
Paid in-kind income from portfolio investments	174,448	165,878	511,292	487,910
Other income from portfolio investments	—	—	—	—
Total investment income	7,610,521	9,116,468	25,150,078	29,702,828

Expenses:
Management fees	1,230,961	1,335,294	3,710,178	3,908,093
Income-based incentive fees	—	607,739	638,244	2,324,624
Professional fees	368,909	273,965	862,097	1,000,502
Valuation services	41,346	57,722	211,087	199,769
Interest and credit facility expense	1,549,462	1,476,911	4,589,436	4,120,365
Amortization of deferred financing costs	232,807	299,932	806,418	848,367
Directors’ fees	112,281	83,313	254,761	232,608
Insurance expense	57,232	65,915	181,815	198,296
Amortization of deferred note offering costs	111,726	91,852	315,554	91,852
Other expenses	223,318	37,032	631,542	488,321
Total expenses	3,928,042	4,329,675	12,201,132	13,412,797
Waiver of management fees	(1,160,896)	—	(1,330,420)	—
Net expenses	2,767,146	4,329,675	10,870,712	13,412,797
Net investment income	4,843,375	4,786,793	14,279,366	16,290,031

Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(10,477,819)	(361,060)	(11,497,056)	1,539,380
Non-controlled, affiliated investments	72,164	9,334,765	72,164	11,356,462
Controlled, affiliated investments	—	(109,512)	—	(11,264,007)
Net realized gain (loss) from portfolio investments	(10,405,655)	8,864,193	(11,424,892)	1,631,835
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	6,824,145	(8,615,042)	(2,376,265)	(18,175,468)
Non-controlled, affiliated investments	(8,156,756)	(9,685,943)	(11,143,489)	(9,334,354)
Controlled, affiliated investments	473	(742,006)	475,999	10,401,909
Net change in unrealized appreciation (depreciation) from portfolio investments	(1,332,138)	(19,042,991)	(13,043,755)	(17,107,913)
Benefit/(Provision) for taxes on unrealized gain (loss) on investments	5,282,934	3,549,478	4,455,809	3,052,447
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	(6,454,859)	(6,629,320)	(20,012,838)	(12,423,631)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,611,484)	$(1,842,527)	$(5,733,472)	$3,866,400

Basic and diluted:
Net investment income per share	$0.34	$0.35	$1.03	$1.21
Earnings per share	$(0.11)	$(0.14)	$(0.41)	$0.29
Weighted Average Shares of Common Stock Outstanding	14,245,220	13,490,636	13,825,432	13,502,152
Dividends declared per common share	$0.340	$0.340	$1.050	$1.020

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Changes in Net Assets

	For the nine months ended September 30, 2017 (Unaudited)	For the nine months ended September 30, 2016 (Unaudited)
Increase (decrease) in net assets resulting from operations
Net investment income	$14,279,366	$16,290,031
Net realized gain (loss) on investments	(11,424,892)	1,631,835
Net change in unrealized appreciation (depreciation) on investments	(13,043,755)	(17,107,913)
Benefits/(Provision) for taxes on unrealized gain (loss) on investments	4,455,809	3,052,447
Net increase (decrease) in net assets resulting from operations	(5,733,472)	3,866,400

Capital transactions
Offering costs	—	(165,635)
Issuance of common stock (808,161 and 0 shares, respectively)	10,853,602	—
Repurchase of common stock (14,574 and 26,130 shares, respectively)	(165,514)	(305,450)
Net increase (decrease) in net assets resulting from capital transactions	10,688,088	(471,085)

Distributions to shareholders from:
Net investment income	(14,255,349)	(13,769,333)
Realized gains	(403,112)	—
Total distributions to shareholders	(14,658,461)	(13,769,333)

Total increase (decrease) in net assets	(9,703,845)	(10,374,018)

Net assets at beginning of period	184,524,591	195,032,211
Net assets at end of period (including undistributed net investment income of $4,914,082 and $3,651,025, respectively)	$174,820,746	$184,658,193

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Cash Flows

	For the nine months ended September 30, 2017 (Unaudited)	For the nine months ended September 30, 2016 (Unaudited)
Cash Flows from Operating Activities
Net increase/(decrease) in net assets resulting from operations	$(5,733,472)	$3,866,400

Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from portfolio investments	11,424,892	(1,631,835)
Net change in unrealized (appreciation) depreciation of portfolio investments	13,043,755	17,107,913
Deferred tax asset	(5,518,012)	(4,612,585)
Paid in-kind interest income from portfolio investments	(2,763,366)	(5,204,486)
Accretion of discount on debt securities	(1,639,421)	(681,160)
Purchases of portfolio investments	(96,881,887)	(121,059,033)
Net proceeds from sales/return of capital of portfolio investments	70,750,013	101,861,657
Amortization of deferred financing costs	806,418	848,367
Amortization of deferred note offering costs	315,554	91,852
(Increase) decrease in operating assets:
Dividends and interest receivable	456,765	1,034,853
Receivable for investments sold	1,418,480	(1,364,550)
Income tax asset	(796,241)	—
Prepaid expenses and other assets	(43,223)	(61,156)
Increase (decrease) in operating liabilities:
Other accrued expenses and liabilities	195,331	471,720
Directors' fees payable	(9,583)	79,975
Professional fees payable	57,413	(115,439)
Interest and credit facility expense payable	611,907	658,654
Management fee payable	(171,400)	33,081
Income-based incentive fees payable	(776,676)	833,112
Unearned structuring fee revenue	(174,666)	684,415
Income tax	(182,699)	1,531,605
Net cash provided by (used in) operating activities	(15,610,118)	(5,626,640)

Cash Flows from Financing Activities
Issuance of common stock	10,853,602	—
Financing costs paid	(139,144)	(166,231)
Offering costs paid	(153,045)	(649,689)
Proceeds from credit facility payable	74,100,000	102,175,000
Repayments of credit facility payable	(53,450,000)	(94,807,500)
Proceeds from notes payable	—	15,000,000
Distributions paid to shareholders	(14,401,902)	(13,778,217)
Repurchase of common stock	(165,514)	(305,450)
Net cash provided by (used in) financing activities	16,643,997	7,467,913
Increase (decrease) in cash and cash equivalents	1,033,879	1,841,273
Cash at beginning of period	3,891,606	4,866,972
Cash and Cash Equivalents at End of Period	$4,925,485	$6,708,245

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$3,977,529	$3,461,711
Accrued offering costs	$2,485	$2,485
Accrued distributions payable	$4,843,375	$4,586,816

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments

As of September 30, 2017

(Unaudited)

Company(+) *** (9)	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 141.15%

Senior Secured - First Lien — 70.10%

Black Diamond Rentals	Oil & Gas Services	12% Cash, 2% PIK(2)		14.00%	7/9/2018	5,937,501	$5,937,501	$4,833,000	2.76%
		4% Cash, 10% PIK		14.00%	7/9/2018	2,734,870	2,680,653	2,734,870	1.56%
							8,618,154	7,567,870	4.32%
CGGR Operations Holdings Corporation (3)	Business Services	LIBOR + 11.5%	1.00%	12.50%	10/2/2023	13,431,579	13,297,263	13,432,000	7.68%
		LIBOR + 7.0%	1.00%	8.00%	9/30/2022	9,768,421	9,670,737	9,768,000	5.59%
							22,968,000	23,200,000	13.27%
Champion ONE (3)	Technology & Telecom	LIBOR + 10.5%	1.00%	11.80%	3/17/2022	7,218,750	7,154,007	7,218,750	4.13%
IGT (3),(4)	Industrial Services	LIBOR + 8.50%	1.00%	9.74%	12/10/2019	7,806,222	7,762,224	7,807,000	4.47%
Integrated Efficiency Solutions, Inc. (3),(5)	Industrial Services	LIBOR + 9.25%	1.00%	10.55%	6/30/2022	19,750,000	19,678,900	19,750,000	11.30%
Lugano Diamonds & Jewelry, Inc (3)	Retail	LIBOR + 10.00%	0.75%	11.30%	10/24/2021	8,000,000	7,315,987	7,452,117	4.26%
NTI Holdings, LLC (3),(4)	Telecommunications	LIBOR + 8.0%	1.00%	9.24%	3/30/2021	15,097,584	14,852,960	15,030,000	8.60%
Palmetto Moon LLC	Retail	11.5% Cash		11.50%	10/31/2021	5,394,598	5,372,507	5,395,000	3.09%
Pharmalogics Recruiting, LLC (4)	Business Services	10.25% Cash		10.25%	1/31/2022	9,950,000	9,864,098	9,950,000	5.69%
Stancor, Inc. (3)	Wholesale/Distribution	LIBOR + 8.50%	0.75%	9.73%	8/19/2019	4,346,364	4,346,364	4,346,364	2.49%
Superior Controls, Inc. (3),(4)	High Tech Industries	LIBOR + 8.75%	1.00%	10.05%	3/22/2021	14,825,000	14,772,824	14,825,000	8.48%
Total Senior Secured - First Lien							122,706,025	122,542,101	70.10%
Senior Secured - Second Lien — 23.12%

Conisus LLC (3)	Media: Advertising, Printing & Publishing	LIBOR + 8.75%	1.00%	10.05%	6/23/2021	11,750,000	$11,750,000	$9,988,001	5.71%
Graco Supply Company	Aerospace	12% Cash		12.00%	3/17/2021	4,000,000	4,000,000	4,000,000	2.29%
Healthcare Associates of Texas, LLC (4)	Healthcare Services	12.25% Cash		12.25%	4/30/2022	9,800,000	8,500,000	8,500,000	4.86%
Medsurant Holdings, LLC	High Tech Industries	12.25% Cash		12.25%	6/18/2021	6,200,000	6,138,000	6,200,000	3.55%
Nation Safe Drivers (NSD) (3)	Automotive Business Services	LIBOR + 8.0%	2.00%	10.00%	9/29/2020	11,721,154	11,721,154	11,721,154	6.71%
Total Senior Secured - Second Lien							42,109,154	40,409,155	23.12%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of September 30, 2017

(Unaudited)

Company(+) *** (9)	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Senior Subordinated — 37.34%

Black Diamond Rentals (2)	Oil & Gas Services	4% Cash		4.00%	7/9/2018	8,009,188	$8,009,188	$3,649,000	2.09%
GST Autoleather (2),(6)	Automotive Business Services	11% Cash, 2.0% PIK		13.00%	1/11/2021	8,496,238	8,496,238	1	—
Media Storm, LLC (2)	Media & Entertainment	10% Cash		10.00%	8/28/2019	2,454,545	2,454,545	1,516,000	0.87%
Metal Powder Products LLC (3)	Industrial Manufacturing	LIBOR + 11.25%, 1.0% PIK	0.75%	13.55%	11/5/2021	8,312,721	8,312,721	8,312,721	4.75%
NextCare Holdings, Inc.	Healthcare Services	10% Cash, 4% PIK		14.00%	12/31/2018	15,511,145	15,376,551	15,673,000	8.96%
Pharmalogic Holdings Corp.	Healthcare Services	12% Cash		12.00%	9/1/2021	16,122,103	16,092,518	16,122,103	9.22%
QRC Holdings, LLC	High Tech Industries	12.25% Cash		12.25%	11/19/2021	10,000,000	10,000,000	10,000,000	5.72%
Security Alarm Financing Enterprises L. P. (3),(7)	Security	LIBOR + 13.00%, 0.30% PIK	1.00%	14.30%	6/19/2020	10,011,309	9,847,870	10,011,309	5.73%
Total Senior Subordinated							78,589,631	65,284,134	37.34%
Equity/Other — 10.59%

Champion ONE, Common Shares(2)	Technology & Telecom					11,250	$1,125,000	$1,125,000	0.64%
IGT, Preferred Shares(2)	Industrial Services	11% PIK		11.00%	12/10/2019	1,110,922	1,110,923	896,000	0.51%
Common Shares(2)						44,000	44,000	—	—
Preferred AA Shares		15% PIK		15.00%	12/10/2019	326,789	326,789	326,789	0.19%
							1,481,712	1,222,789	0.70%
Integrated Efficiency Solutions, Inc. (5)	Industrial Services					79,365	100,000	172,058	0.10%
Preferred Shares(2),(5)						1,000,000	1,000,000	2,167,941	1.24%
							1,100,000	2,339,999	1.34%
Lugano Diamonds & Jewelry, Inc, Warrants(2)	Retail					666,615	666,615	1,000,000	0.57%
Metal Powder Products, LLC, Common Shares(2)	Industrial Manufacturing					500,000	500,000	704,000	0.40%
My Alarm Center, LLC, Common Shares	Security					200,237	5,471,535	4,258,793	2.44%
NTI Holdings, LLC, Common Shares(2)	Telecommunications					424,621	547,349	1,542,000	0.88%
Warrants(2)						417,823	224,689	1,411,000	0.81%
							772,038	2,953,000	1.69%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of September 30, 2017

(Unaudited)

Company(+) *** (9)	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Palmetto Moon LLC, Common Shares(2)	Retail					434,145	$434,145	$330,000	0.19%
Superior Controls, Inc., Preferred Shares(2)	High Tech Industries					400,000	400,000	754,000	0.43%
Tunnel Hill Class B Common Units(8)	Waste Services					93,160	2,529,303	3,829,000	2.19%
Total Equity/Other							14,480,348	18,516,581	10.59%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							257,885,158	246,751,971	141.15%
Investments in Non-Controlled, Affiliated Portfolio Companies — 11.52%*

Senior Secured - First Lien — —

Show Media, Inc. (2)	Media & Entertainment	5.5% Cash, 5.5% PIK		11.00%	12/31/2018	4,153,393	$4,153,393	$1	—
Total Senior Secured - First Lien							4,153,393	1	—
Senior Secured - Second Lien — 7.12%

Southern Technical Institute, Inc. (3)	Education	LIBOR + 9.0%, 3% PIK	1.00%	13.30%	12/2/2020	8,385,356	$8,385,356	$7,061,000	4.04%
Xpress Global Systems, LLC (3)	Transportation Logistics	5.0% PIK		5.00%	4/10/2020	5,596,333	5,341,150	3,429,000	1.96%
		LIBOR + 11.0%	1.00%	12.30%	4/10/2020	1,964,871	1,929,214	1,964,871	1.12%
							7,270,364	5,393,871	3.08%
Total Senior Secured - Second Lien							15,655,720	12,454,871	7.12%
Senior Subordinated — 1.35%

Battery Solutions, Inc.	Environmental/Recycling Services	6% Cash, 8% PIK		14.00%	11/6/2021	2,356,100	$2,356,100	$2,356,100	1.35%
Total Senior Subordinated							2,356,100	2,356,100	1.35%
Equity/Other — 3.05%

Battery Solutions, Inc., Class A and F Units(2)	Environmental/Recycling Services					5,000,000	$1,058,000	$1,277,000	0.73%
Class E Units		8% PIK		8.00%	11/6/2021	4,055,099	4,055,099	4,055,099	2.32%
							5,113,099	5,332,099	3.05%
Show Media, Inc., Units(2)	Media & Entertainment					4,092,210	3,747,428	—	—
Southern Technical Institute, Inc., Class A Units(2)	Education					3,164,063	2,167,000	—	—
Preferred Shares		15.75% PIK		15.75%	3/30/2026	5,135,209	5,024,209	—	—
Warrants(2)						221,267	221,267	—	—

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of September 30, 2017

(Unaudited)

Company(+) *** (9)	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

							7,412,476	—	—
Xpress Global Systems, LLC, Warrants(2)	Transportation Logistics					489,000	$489,000	$—	—
Total Equity/Other							16,762,003	5,332,099	3.05%
Total Investments in Non-Controlled, Affiliated Portfolio Companies							38,927,216	20,143,071	11.52%
Investments in Controlled, Affiliated Portfolio Companies — 8.83%**

Senior Secured - First Lien — 7.91%
FST Technical Services, LLC	Technology & Telecom	12% Cash, 5% PIK		17.00%	11/18/2018	13,826,922	$13,826,922	$13,826,922	7.91%
Total Senior Secured - First Lien							13,826,922	13,826,922	7.91%
Equity/Other — 0.92%

FST Technical Services, LLC, Common Class B Shares	Technology & Telecom					1,750,000	$1,806,542	$1,617,000	0.92%
Total Equity/Other							1,806,542	1,617,000	0.92%
Total Investments in Controlled, Affiliated Portfolio Companies							15,633,464	15,443,922	8.83%
Total Investments							312,445,838	282,338,964	161.50%
Liabilities In Excess Of Other Assets								(107,518,218)	(61.50)%
Net Assets								$174,820,746	100.00%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of September 30, 2017

(Unaudited)

(+)	All portfolio companies listed are qualifying assets for purposes of section 55(a) of the 1940 Act.
*	Denotes investments in which the Company is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2017 in these affiliated investments are as follows:

						Change in
	Fair Value at				Interest/	Unrealized		Fair Value at
	December 31,	Gross	Gross	Transfers	Dividend/	Appreciation	Realized	September 30,
Name of Issuers	2016	Addition	Reductions	In/Out	Other Income	(Depreciation)	Gain (Loss)	2017
Battery Solutions, Inc.	$6,517,046	$-	$-	-	$481,671	$795,000	$-	$7,688,199
Show Media, Inc.	2,077,000	-	-	-	95,164	(2,173,432)	-	1
Southern Technical Institute, Inc.	13,500,157	-	-	-	1,202,343	(7,399,564)	-	7,061,000
Xpress Global Systems, LLC	-	-	-	7,475,203	533,699	(2,365,493)	72,164	5,393,871
	$22,094,203	$-	$-	7,475,203	$2,312,877	$(11,143,489)	$72,164	$20,143,071

**	Denotes investments in which the Company is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2017 in these affiliated and controlled investments are as follows:

						Change in
	Fair value at				Interest/	Unrealized		Fair Value at
	December 31,	Gross	Gross	Transfers	Dividend/	Appreciation	Realized	September 30,
Name of Issuers	2016	Additions	Reductions	In/Out	Other Income	(Depreciation)	Gain (Loss)	2017
FST Technical Services, LLC	$14,456,630	$-	$-	-	$1,731,059	$475,999	$-	$15,443,922
	$14,456,630	$-	$-	-	$1,731,059	$475,999	$-	$15,443,922

***	Pledged as collateral under the Credit Facility with ING Capital LLC.
(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.
(2)	Non-income producing security.
(3)	The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.
(4)	The investment has an unfunded commitment as of September 30, 2017 which is excluded from the presentation (see Note 12).
(5)	The investment was formerly known as LRI Holding, Inc. On July 20, 2017, the name was changed to Integrated Efficiency Solutions, Inc.
(6)	Security is in default.
(7)	When the LIBOR rate exceeds 1.00% the remaining portion of interest becomes PIK.
(8)	The investment was formerly known as City Carting Holding Company, Inc. On June 3, 2016, City Carting combined with Tunnel Hill Partners, L.P.
(9)	All investments are level 3 investments and are therefore valued using unobservable inputs.

Abbreviation Legend

PIK -   Payment-In-Kind

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments
As of December 31, 2016

Company(+)***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost (1)	Fair Value	% of Net Assets
Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 129.91%
Senior Secured – First Lien — 43.51%
A2Z Wireless Holdings, Inc. (2)	Telecommunications	LIBOR + 9.0% Cash	1.00%	1/15/2021	14,437,500	$14,293,125	$14,437,500	7.82%
Black Diamond Rentals	Oil & Gas Services	10.00% Cash, 4% PIK		7/9/2018	6,741,084	6,741,084	6,368,583	3.45%
IGT (2) , (3)	Industrial Services	LIBOR + 8.75% Cash, 1.50% PIK	1.00%	12/10/2019	8,063,911	8,004,995	8,063,911	4.37%
LRI Holding, Inc. (2)	Industrial Services	LIBOR + 9.75% Cash	0.50%	9/28/2021	10,000,000	9,906,795	10,000,000	5.42%
Lugano Diamonds & Jewelry, Inc (2) , (3)	Retail	LIBOR + 10.0% Cash	0.75%	10/24/2021	6,000,000	5,235,101	5,356,000	2.90%
NTI Holdings, LLC (2)	Telecommunications	LIBOR + 8.0% Cash	1.00%	3/30/2021	11,876,288	11,680,600	11,680,566	6.33%
NWN Corporation (2)	Technology & IT	LIBOR + 10.0% Cash	1.00%	10/16/2020	3,919,108	3,840,726	3,919,108	2.12%
Palmetto Moon LLC	Retail	11.5% Cash		10/31/2021	5,565,855	5,540,855	5,565,855	3.02%
Stancor, Inc. (2)	Wholesale/Distribution	LIBOR + 9.0%	0.75%	8/19/2019	4,900,000	4,900,000	4,900,000	2.66%
Superior Controls, Inc. (2) , (3)	High Tech Industries	LIBOR + 8.75%	1.00%	3/22/2021	10,000,000	10,000,000	10,000,000	5.42%
Total Senior Secured – First Lien						80,143,281	80,291,523	43.51%
Senior Secured – Second Lien — 41.57%
Alpine Waste (2)	Waste Services	LIBOR + 8.75%	1.00%	12/30/2020	11,131,777	$11,131,777	$11,131,777	6.03%
Conisus LLC (2)	Media: Advertising, Printing & Publishing	LIBOR + 8.75% Cash	1.00%	6/23/2021	11,750,000	11,750,000	10,870,000	5.89%
Duke Finance, LLC (2)	Industrial Manufacturing	LIBOR + 9.75% Cash	1.00%	10/28/2022	7,500,000	6,722,567	7,350,000	3.98%
Graco Supply Company	Aerospace	12% Cash		3/17/2021	4,000,000	4,000,000	3,877,000	2.10%
Healthcare Associates of Texas, LLC (3)	Healthcare Services	12.25% Cash		4/30/2022	8,500,000	8,500,000	8,500,000	4.61%
Medsurant Holdings, LLC	Healthcare Services	12.25% Cash		6/18/2021	6,200,000	6,138,000	6,200,000	3.36%
My Alarm Center, LLC (2)	Security	LIBOR + 11.0% Cash	1.00%	7/9/2019	12,625,000	12,625,000	12,625,000	6.84%
Nation Safe Drivers (NSD) (2)	Automotive Business Services	LIBOR + 8.0% Cash	2.00%	9/29/2020	11,721,154	11,721,154	11,838,000	6.42%
Xpress Global Systems, LLC (2)	Transportation Logistics			4/10/2020	7,420,134	6,986,203	4,316,871	2.34%
Total Senior Secured – Second Lien						79,574,701	76,708,648	41.57%
Senior Subordinated — 38.93%
Black Diamond Rentals	Oil & Gas Services	4.0% Cash		7/9/2018	8,009,188	$8,009,188	$3,709,000	2.01%
GST Autoleather	Automotive Business Services	11% Cash, 2.0% PIK		1/11/2021	8,368,939	8,368,939	8,368,939	4.53%
Media Storm, LLC	Media & Entertainment	10% Cash		8/28/2019	2,454,545	2,454,545	2,454,545	1.33%
Metal Powder Products LLC (2)	Industrial Manufacturing	LIBOR + 12.25% Cash	0.75%	11/5/2021	8,250,000	8,250,000	8,250,000	4.47%
NextCare Holdings, Inc.	Healthcare Services	10% Cash, 4% PIK		12/31/2018	15,050,000	14,859,566	15,050,000	8.16%
Pharmalogic Holdings Corp.	Healthcare Services	12% Cash		9/1/2021	14,000,000	14,000,000	14,000,000	7.59%
QRC Holdings, LLC	High Tech Industries	12.25% Cash		11/20/2021	10,000,000	10,000,000	10,000,000	5.42%
Security Alarm Financing Enterprises L. P. (2)	Security	LIBOR + 13.00% Cash	1.00%	6/19/2020	10,000,000	9,800,000	10,000,000	5.42%
Total Senior Subordinated						75,742,238	71,832,484	38.93%
Equity/Other — 5.90%
IGT, Preferred Shares (4)	Industrial Services	11% PIK			1,110,922	$1,110,922	$—	—
Common Shares (4)					44,000	44,000	—	—
Preferred AA Shares		15% PIK			292,115	292,115	292,115	0.16%
						1,447,037	292,115	0.16%
LRI Holding, Inc., Preferred Shares (4)	Industrial Services				1,000,000	1,000,000	1,084,000	0.59%
Lugano Diamonds & Jewelry, Inc, Warrants	Retail				666,615	666,615	666,615	0.36%
Metal Powder Products, LLC, Common Shares (4)	Industrial Manufacturing				500,000	500,000	659,000	0.36%

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments – (continued)
As of December 31, 2016

Company(+)***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost (1)	Fair Value	% of Net Assets
My Alarm Center, LLC, Class A Preferred (4)	Security				284,589	—	284,589	0.15%
NTI Holdings, LLC, Common Shares (4)	Telecommunications				376,515	403,030	779,000	0.42%
Warrants (4)					417,823	224,689	444,998	0.24%
						627,719	1,223,998	0.66%
Palmetto Moon LLC, Common Shares	Retail				434,145	434,145	434,145	0.24%
Superior Controls, Inc., Preferred Shares (4)	High Tech Industries				400,000	400,000	516,000	0.28%
Tunnel Hill Class B Common Units (4) , (5)	Waste Services				93,160	2,454,303	2,029,000	1.10%
Wholesome Sweeteners, Inc., Common Shares (4)	Food & Beverage				5,000	5,000,000	3,700,000	2.00%
Xpress Global Systems, LLC, Warrants (4)	Transportation Logistics				489,000	489,000	—	—
Total Equity/Other						13,018,819	10,889,462	5.90%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						248,479,039	239,722,117	129.91%
Investments in Non-Controlled, Affiliated Portfolio Companies — 11.97%*
Senior Secured – First Lien — 1.12%
Show Media, Inc. (4)	Media & Entertainment	5.5% Cash, 5.5% PIK		8/10/2017	4,153,393	$4,056,960	$2,077,000	1.12%
Total Senior Secured – First Lien						4,056,960	2,077,000	1.12%
Senior Secured – Second Lien — 4.42%
Southern Technical Institute, Inc. (2)	Education	LIBOR + 8.0% Cash, 4% PIK	1.00%	12/2/2020	8,156,261	$8,156,261	$8,156,261	4.42%
Total Senior Secured – Second Lien						8,156,261	8,156,261	4.42%
Senior Subordinated — 1.20%
Battery Solutions, Inc.	Environmental/Recycling Services	6% Cash, 8% PIK		11/6/2021	2,217,865	$2,217,865	$2,217,865	1.20%
Total Senior Subordinated						2,217,865	2,217,865	1.20%
Equity/Other — 5.23%
Battery Solutions, Inc., Class A and F Units (4)	Environmental/Recycling Services				5,000,000	$1,058,000	$482,000	0.26%
Class E Units		8% PIK		11/6/2021	3,817,181	3,817,181	3,817,181	2.07%
						4,875,181	4,299,181	2.33%
Show Media, Inc., Units (4)	Media & Entertainment				4,092,210	3,747,428	—	—
Southern Technical Institute, Inc., Class A Units (4)	Education				3,164,063	2,167,000	795,999	0.43%
Preferred Shares		15.75% PIK			4,403,897	4,292,897	4,403,897	2.39%
Warrants (4)				3/30/2026	111,000	111,000	144,000	0.08%
					110,267	110,267	—	—
						221,267	144,000	0.08%
						6,681,164	5,343,896	2.90%
Total Equity/Other						15,303,773	9,643,077	5.23%
Total Investments in Non-Controlled, Affiliated Portfolio Companies						29,734,859	22,094,203	11.97%
Investments in Controlled, Affiliated Portfolio Companies — 7.84%**
Senior Secured – First Lien — 7.22%
FST Technical Services, LLC	Technology & Telecom	12% Cash, 5% PIK		11/18/2018	13,315,630	$13,315,630	$13,315,630	7.22%
Total Senior Secured – First Lien						13,315,630	13,315,630	7.22%

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments – (continued)
As of December 31, 2016

Company(+)***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost (1)	Fair Value	% of Net Assets
Equity/Other — 0.62%
FST Technical Services, LLC, Common Class B Shares	Technology & Telecom	9% PIK			1,750,000	$1,806,541	$1,141,000	0.62%
Total Equity/Other						1,806,541	1,141,000	0.62%
Total Investments in Controlled, Affiliated Portfolio Companies						15,122,171	14,456,630	7.84%
Total Investments						293,336,069	276,272,950	149.72%
Liabilities In Excess Of Other Assets							(91,748,359)	(49.72)%
Net Assets							$184,524,591	100.00%

(+)	All portfolio companies listed are qualifying assets.

*	Denotes investments in which the Company is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these affiliated investments are as follows:

Name of Issuers	Fair Value at December 31, 2015	Gross Addition	Gross Reductions	Interest/ Dividend/ Other Income	Fair Value at December 31, 2016
ACT Lighting	$12,753,733	$—	$(12,053,793)	$2,097,103	$—
Battery Solutions, Inc.	6,095,154	—	—	598,729	6,517,046
DBI Holding, LLC	22,894,780	—	(27,831,221)	2,244,921	—
Net Access Corporation	—	—	(394,733)	235,641	—
Show Media, Inc.	3,610,000	—	—	449,870	2,077,000
Southern Technical Institute, Inc.	13,890,332	4,235,280	(4,235,280)	1,833,929	13,500,157
	$59,243,999	$4,235,280	$(44,515,027)	$7,460,193	$22,094,203

**	Denotes investments in which the Company is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these affiliated and controlled investments are as follows:

Name of Issuers	Fair value at December 31, 2015	Gross Addition	Gross Reductions	Interest/ Dividend/ Other income	Fair Value at December 31, 2016
The DRC Group	$1,804,817	$133,333	$(832,752)	$(4,526)	$—
FST Technical Services, LLC	13,943,722	—	—	2,226,606	14,456,630
	$15,748,539	$133,333	$(832,752)	$2,222,080	$14,456,630

***	Pledged as collateral under the Credit Facility with ING Capital LLC.

(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.

(2)	The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments – (continued)
As of December 31, 2016

(3)	The investment has an unfunded commitment as of December 31, 2016 which is excluded from the presentation (see Note 12).

(4)	Non-income producing security.

(5)	The investment was formerly known as City Carting Holding Company, Inc. On June 3, 2016, City Carting combined with Tunnel Hill Partners, L.P.

Abbreviation Legend

PIK — Payment-In-Kind

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO Unaudited CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

1.	Organization and Purpose

Alcentra Capital Corporation (the “Company” or “Alcentra”) was formed as a Maryland corporation on June 6, 2013 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) and is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies. Alcentra is managed by Alcentra NY, LLC (the “Adviser” or “Alcentra NY”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). In addition, for U.S. federal income tax purposes, Alcentra has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax year ending December 31, 2014.

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

On May 8, 2014 (commencement of operations), the Company acquired all of the assets of the Partnership other than its investment in the shares of common stock and warrants to purchase common stock of GTT Communications (the “Fund III Acquired Assets”) for $64.4 million in cash and $91.5 million in shares of Alcentra’s common stock. Concurrent with Alcentra’s acquisition of the Fund III Acquired Assets from the Partnership, Alcentra also purchased for $29 million in cash certain debt investments (the “Warehouse Portfolio”) from Alcentra Group. The Warehouse Portfolio debt investments were originated by the investment professionals of the Adviser and purchased by Alcentra Group using funds under a warehouse credit facility provided by The Bank of New York Mellon Corporation in anticipation of the initial public offering of Alcentra’s shares of common stock. Except for the $1,500 seed capital provided by Alcentra NY in exchange for 100 shares of Alcentra's common stock, the Company had no assets or operations prior to the acquisition of the investment portfolios of the Partnership and as a result, the Partnership is considered a predecessor entity of the Company.

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

On April 8, 2014, the Company formed Alcentra BDC Equity Holdings, LLC, a wholly-owned subsidiary for tax purposes (the “Taxable Subsidiary”). The Taxable Subsidiary allows us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. The financial statements of this entity are consolidated into the financial statements of Alcentra. All intercompany balances and transactions have been eliminated.

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

Cash – At September 30, 2017, cash balances totaling $4.9 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.

Deferred Financing Costs – Deferred financing costs consist of fees and expenses paid in connection with the credit facility (as defined in Note 10) and are capitalized at the time of payment. These costs are amortized using the straight line method, which approximate the effective interest method over the term of the Credit Facility.

Deferred Note Offering Costs – Deferred note offering costs consist of fees and expenses paid in connection with the Notes (as defined in Note 9) and are capitalized at this time as these fees and expenses were incurred before the issuance commenced. These costs are amortized using the straight line method, which approximate the effective interest method over the term of the Notes.

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

The methodologies used in determining these valuations include:

(1) Preferred shares/membership units and common shares/membership units

In determining estimated fair value for common shares/membership units and preferred shares, the Company makes assessments of the methodologies and value measurements which market participants would use in pricing comparable investments, based on market data obtained from independent sources as well as from the Company’s own assumptions and taking into account all material events and circumstance which would affect the estimated fair value of such investments. Several types of factors, circumstances and events could affect the estimated fair value of the investments. These include but are not limited to the following:

(i) Any material changes in the (a) competitive position of the portfolio investment, (b) legal and regulatory environment within which the portfolio investment operates, (c) management or key managers of the portfolio investment, (d) terms and/or cost of financing available to the portfolio investment, and (e) financial position or operating results of the investment; (ii) pending disposition by the Company of the major portfolio investment; and (iii) sales prices of recent public or private transactions in identical or comparable investments.

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

Valuation techniques are applied consistently from period to period, except when circumstances warrant a change to a different valuation technique that will provide a better estimate of fair value. The valuation process begins with each investment being initially valued by the investment professionals of the Adviser. Preliminary valuation conclusions are then documented and discussed with senior investment professionals of the Adviser. The Investment Committee of the Adviser reviews the valuation of the investment professionals and then determines the recommended fair value of each investment in good faith based on the input of the investment professionals.

With respect to the Company’s valuation process, the Board undertakes a similar multi-step valuation process each quarter, as described below:

•	Alcentra’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•	preliminary valuation conclusions will then be documented and discussed with the Adviser’s investment committee and the Adviser;

•	independent valuation firms engaged by the Board prepare preliminary valuations on a selected basis and submit the reports to the Board; and

•	the valuation committee of the Board then reviews these preliminary valuations;

•	the Board then discusses the valuations and approves the fair value of each investment in Alcentra’s portfolio in good faith, based on the input of the Adviser, the independent valuation firms and the valuation committee.

The Board has authorized the engagement of independent valuation firms to provide Alcentra with valuation assistance. Alcentra intends to have independent valuation firms provide it with valuation assistance on a portion of its portfolio on a quarterly basis and its entire portfolio will be reviewed at least annually by independent valuation firms; however, our Board does not have de minimis investments of less than 1% of our gross assets (up to an aggregate of 10% of our gross assets) independently reviewed. The Board is ultimately and solely responsible for the valuation of its portfolio investments at fair value as approved in good faith pursuant to its valuation policy and a consistently applied valuation process.

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

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were three non-accrual investments as of September 30, 2017 and one non-accrual investment as of December 31, 2016.

Other Income – The Company may also receive structuring or closing fees in connection with its investments. Such upfront fees are accreted into income over the life of the investment. These fees are non-recurring in nature.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

Income Taxes – The Company has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and to operate in a manner so as to qualify for the tax treatment applicable to RIC’s. To obtain and maintain our qualification for taxation as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, the Company must distribute to its stockholders, for each taxable year, at least 90% of ‘‘investment company taxable income,’’ which is generally net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that are timely distributed to stockholders as dividends.

The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three and nine months ended September 30, 2017, we recognized a provision for income tax on unrealized gain on investments of $5.3 million and $4.5 million for the Taxable Subsidiary, respectively. For the three and nine months ended September 30, 2016, we recognized a provision for income tax on unrealized gain on investments of $3.6 million and $3.1 million for the Taxable Subsidiaries, respectively. As of September 30, 2017 and December 31, 2016, $6.8 million and $1.3 million was included in the deferred tax asset on the Consolidated Statements of Assets and Liabilities, respectively.

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

Recently Issued Accounting Standards - In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. The Company has adopted and implemented the amendments to Regulation S-X.

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

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2017 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$—	$—	$136,369,024	$136,369,024
Senior Secured - Second Lien	—	—	52,864,026	52,864,026
Subordinated Debt	—	—	67,640,234	67,640,234
Equity/Other	—	—	25,465,680	25,465,680
Total Investments	$—	$—	$282,338,964	$282,338,964

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2016 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$—	$—	$95,684,153	$95,684,153
Senior Secured - Second Lien	—	—	84,864,909	84,864,909
Subordinated Debt	—	—	74,050,349	74,050,349
Equity/Other	—	—	21,673,539	21,673,539
Total Investments	$—	$—	$276,272,950	$276,272,950

The changes in investments classified as Level 3 are as follows for the nine months ended September 30, 2017 and September 30, 2016.

As of September 30, 2017:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2017	$95,684,153	$84,864,909	$74,050,349	$21,673,539	$276,272,950
Amortized discounts/premiums	624,323	920,525	94,573	-	1,639,421
Paid in-kind interest	675,761	419,383	762,686	905,536	2,763,366
Net realized gain (loss)	-	(10,405,106)	74	(1,019,860)	(11,424,892)
Net change in unrealized appreciation (depreciation)	(2,485,598)	(2,034,795)	(9,395,743)	872,381	(13,043,755)
Purchases	76,078,616	15,184,964	2,128,562	7,014,224	100,406,366
Sales/Return of capital	(34,208,231)	(36,085,854)	(267)	(3,980,140)	(74,274,492)
Transfers in	-	-	-	-	-
Transfers out	-	-	-	-	-
Balance as of September 30, 2017	$136,369,024	$52,864,026	$67,640,234	$25,465,680	$282,338,964

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2017	$(2,259,917)	$(1,944,392)	$(9,395,668)	$(119,380)	$(13,719,357)

As of September 30, 2016:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2016	$88,453,325	$83,266,558	$80,458,554	$44,163,174	$296,341,611
Amortized discounts/premiums	144,594	131,754	404,812	-	681,160
Paid in-kind interest	1,386,572	458,903	1,348,038	2,010,973	5,204,486
Net realized gain (loss)	(5,332,826)	11,657	269,964	6,683,040	1,631,835
Net change in unrealized appreciation (depreciation)	3,382,226	(4,086,261)	(3,605,737)	(12,798,141)	(17,107,913)
Purchases	48,899,858	18,793,557	57,230,872	8,178,668	133,102,955
Sales/Return of capital	(41,464,603)	(4,305,800)	(53,747,886)	(14,387,290)	(113,905,579)
Balance as of September 30, 2016	$95,469,146	$94,270,368	$82,358,617	$33,850,424	$305,948,555

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2016	$(1,084,115)	$(4,086,262)	$(3,506,057)	$(10,148,417)	$(18,824,851)

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017:

	Fair Value at			Range
Assets at Fair Value	September 30, 2017	Valuation Technique	Unobservable Input	of Inputs	Weighted Average

Senior Secured - First Lien	$136,369,024	Yield to Maturity	Comparable Market Rate	8.3% - 17.0%	11.31%

Senior Secured - Second Lien	$52,864,026	Yield to Maturity	Comparable Market Rate	10.0% - 20.0%	14.26%

Senior Subordinated	$67,640,234	Yield to Maturity	Comparable Market Rate	4.0% - 25.0%	13.00%

Preferred Ownership	$12,373,680	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.5x - 13.0x	8.64	x

Common Ownership/ Common Warrants	$13,092,000	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.0x - 13.0x	8.15	x

Total	$282,338,964

As of December 31, 2016:

	Fair Value at			Range
Assets at Fair Value	December 31, 2016	Valuation Technique	Unobservable Input	of Inputs	Weighted Average

Senior Secured - First Lien	$95,684,153	Yield to Maturity	Comparable Market Rate	9.0% - 17.0%	11.44%

Senior Secured - Second Lien	$84,864,909	Yield to Maturity	Comparable Market Rate	9.7% - 20.7%	11.39%

Senior Subordinated	$74,050,349	Yield to Maturity	Comparable Market Rate	10.0% - 14.0%	12.33%

Preferred Ownership	$12,426,782	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.0x - 13.0x	8.26	x

Common Ownership/ Common Warrants	$9,246,757	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.0x - 13.0x	10.13	x

Total	$276,272,950

4.	Share Transactions

The following table sets forth the number of shares of common stock issued by the Company for the nine months ended September 30, 2017:

Month Ended	Shares Issued	Issuance Price Per Share	Aggregate Consideration for Issued Shares
May 31, 2017	808,161	$13.6800	$10,853,602

On January 18, 2016, the Board of Directors approved a $5.0 million open market stock repurchase program. Pursuant to the program, we were authorized to repurchase up to $5.0 million in the aggregate of our outstanding common stock in the open market. The repurchase program terminated on January 18, 2017.

On November 2, 2017, the Board of Directors approved a $2.5 million open market stock repurchase program. Pursuant to the program, we are authorized to repurchase up to $2.5 million in aggregate of our common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic conditions, stock price, applicable legal and regulatory requirements and other factors. Repurchases under the program are authorized through November 2, 2018.

The following tables set forth the number of shares of common stock repurchased by the Company under its share repurchase program for the nine months ended September 30, 2017 and 2016:

As of September 30, 2017:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
January 31, 2017	14,574	$12.1253 - $12.4900	$165,514

As of September 30, 2016:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2016	10,509	$10.7700 - $11.2444	$115,828
May 31, 2016	9,547	$11.5596 - $12.3333	114,762
June 30, 2016	6,074	$12.2335 - $12.3586	74,860
	26,130		$305,450

5.	Distributions

The Company intends to make quarterly distributions of available net investment income determined on a tax basis to its stockholders. Distributions to stockholders are recorded on the record date. The amount, if any, to be distributed to stockholders is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, will be distributed at least annually. If the Company does not distribute (or are not deemed to have distributed) at least 98% of the Company's annual ordinary income in the calendar year earned, the Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income exceed the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income. As of September 30, 2017 and December 31, 2016, the Company accrued $210,289 and $240,207, respectively, for any unpaid potential excise tax liability and have included these amounts within income tax asset/liability on the accompanying Consolidated Statements of Assets and Liabilities.

The following table reflects the Company’s dividends declared and paid on its common stock for the nine months ended September 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
March 9, 2017	March 31, 2017	April 6, 2017	$0.340
March 9, 2017	March 31, 2017	April 6, 2017	$0.030
May 4, 2017	June 30, 2017	July 6, 2017	$0.340
August 3, 2017	September 30, 2017	October 5, 2017	$0.340

The following table reflects the Company’s dividends declared and paid on its common stock for the nine months ended September 30, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
March 7, 2016	March 31, 2016	April 7, 2016	$0.340
May 5, 2016	June 30, 2016	July 7, 2016	$0.340
August 4, 2016	September 30, 2016	October 6, 2016	$0.340

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

The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for our then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (such as PIK interest or OID) is paid to the Adviser, without any interest thereon, only if and to the extent the Company actually receives such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such accounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possible elimination of the incentive fees for such quarter. There is no accumulation of amounts on the hurdle rate or preferred return from quarter to quarter, and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle, and there is no delay of payment if prior quarters are below the quarterly hurdle.

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

For the three and nine months ended September 30, 2017, the Company recorded expenses for base management fees of $1,230,961 and $3,710,178, respectively, of which $1,160,896 and $1,330,420, respectively, was waived by the Adviser and $1,130,191 was payable at September 30, 2017. For the three and nine months ended September 30, 2016, the Company recorded expenses for base management fees of $1,335,294 and $3,908,093, respectively, of which none was waived by the Adviser and $1,335,294 was payable at September 30, 2016.

For the three and nine months ended September 30, 2017, the Company incurred income-based incentive fees of $0 and $638,244, respectively. For the three and nine months ended September 30, 2016, the Company incurred income-based incentive fees of $607,739 and $2,324,624, respectively, of which none was waived by the Adviser. For the three and nine months ended September 30, 2017, the Company incurred capital gains incentive fees of $0 and $0, respectively. For the three and nine months ended September 30, 2016, the Company incurred capital gains incentive fees of $0 and $0, respectively.

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

For the three and nine months ended September 30, 2017 the Company recorded directors' fee expense of $112,281 and $254,761, respectively, of which $85,417 was payable at September 30, 2017. For the three and nine months ended September 30, 2016 the Company recorded directors' fee expense of $83,313 and $232,608, respectively, of which $117,000 was payable at September 30, 2016.

8.	Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the nine months ended September 30, 2017 and September 30, 2016.

	For the nine months ended September 30,
	2017	2016
Investment purchases, at cost (including PIK interest and dividends)	$99,645,253	$126,263,519
Investment sales, proceeds (including principal payments/paydown proceeds)	70,750,013	101,861,657

9.	Alcentra Capital InterNotes®

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

During the nine months ended September 30, 2017, the Company issued $0 million in aggregate principal amount of the Alcentra Capital InterNotes® for net proceeds of $0 million. For the three and nine months ended September 30, 2017, the Company borrowed an average of $55.0 million and $55.0 million, respectively, with a weighted average interest rate of 6.33% and 6.40%, respectively. For the three and nine months ended September 30, 2016, the Company borrowed an average of $54.6 million and $47.9 million, respectively, with a weighted average interest rate of 6.35% and 6.40%, respectively.

The following table summarizes the Alcentra Capital InterNotes® issued and outstanding during the nine months ended September 30, 2017.

Tenor at	Principal	Interest
Origination	Amount	Rate	Weighted Average
(in years)	(000’s omitted)	Range	Interest Rate	Maturity Date Range
5	$53,582	6.25% - 6.50%	6.38%	February 15, 2020 - June 15, 2021
7	1,418	6.50% - 6.75%	6.63%	January 15, 2022 - April 15, 2022
	$55,000

During the nine months ended September 30, 2017, we redeemed $0 aggregate principal amount of our Alcentra Capital InterNotes®. The net proceeds of this offering were used to repay outstanding indebtedness under the Credit Facility.

In connection with the issuance of the Alcentra Capital InterNotes®, the Company incurred $1.196 million of fees which are being amortized over the term of the notes and are included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2017. During the nine months ended September 30, 2017 the Company recorded $0.111 million of interest costs and amortization of offering costs on the Alcentra Capital InterNotes® as interest expense.

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

On March 2, 2016, the Company amended certain provisions of the Credit Facility relating to the treatment of approximately $38.6 million in aggregate principal amount of outstanding Notes that mature prior to the Credit Facility. Among other things, the amendments to the Credit Facility provide that, in the nine-month period prior to the maturity of these particular Notes, which mature between February 15 and April 15, 2020, the Company's ability to borrow under the Credit Facility will be reduced by and in the amount of such Notes still outstanding during such time. The Credit Facility is secured primarily by the Company’s assets. Costs of $3.8 million were incurred in connection with obtaining and amending the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility.

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

The Company has made customary representations and warranties and is required to comply with various covenants and reporting requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2017, the Company was in compliance in all material respects with the terms of the Credit Facility.

As of September 30, 2017 and December 31, 2016 the Company had United States dollar borrowings of $59.8 million and $39.1 million outstanding under the Credit Facility, respectively. For the three and nine months ended September 30, 2017, the Company borrowed an average of $36.2 million and $37.9 million with a weighted average interest rate of 4.59% and 4.41%, respectively. For the three and nine months ended September 30, 2016, the Company borrowed an average of $46.0 million and $48.2 million with a weighted average interest rate of 3.89% and 3.82%, respectively.

11.	Market and Other Risk Factors

At September 30, 2017, the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is comprised of investments in the nineteen industries listed in Note 13. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

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

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2017 and December 31, 2016, the Company had $7.6 million and $6.3 million in unfunded commitments under loan and financing agreements, respectively. As of September 30, 2017 and December 31, 2016, the Company’s unfunded commitment under loan and financing agreements are presented below.

	As of
	September 30, 2017	December 31, 2016

Superior Controls, Inc.	$2,500,000	$2,500,000
Lugano Diamonds & Jewelry, Inc.	-	2,000,000
Pharmalogics Recruiting, LLC	2,000,000	-
Healthcare Associates of Texas, LLC	1,300,000	1,300,000
NTI Holdings, LLC	1,258,540	-
IGT	500,000	500,000
Total	$7,558,540	$6,300,000

13.	Classification of Portfolio Investments

As of September 30, 2017, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$39,969,069	$40,295,103	23.05%
Business Services	32,832,098	33,150,000	18.96%
High Tech Industries	31,310,824	31,779,000	18.18%
Industrial Services	30,022,836	31,119,788	17.80%
Technology & Telecom	23,912,471	23,787,672	13.61%
Telecommunications	15,624,998	17,983,000	10.29%
Security	15,319,405	14,270,102	8.16%
Retail	13,789,254	14,177,117	8.11%
Automotive Business Services	20,217,392	11,721,155	6.70%
Oil & Gas Services	16,627,342	11,216,870	6.42%
Media: Advertising, Printing & Publishing	11,750,000	9,988,001	5.71%
Industrial Manufacturing	8,812,721	9,016,721	5.16%
Environmental/Recycling Services	7,469,199	7,688,199	4.40%
Education	15,797,832	7,061,000	4.04%
Transportation Logistics	7,759,364	5,393,871	3.09%
Wholesale/Distribution	4,346,364	4,346,364	2.49%
Aerospace	4,000,000	4,000,000	2.29%
Waste Services	2,529,303	3,829,000	2.19%
Media & Entertainment	10,355,366	1,516,001	0.87%
Total	$312,445,838	$282,338,964	161.50%

Geographic Region
Southeast	$91,947,056	$82,707,257	47.31%
Northeast	54,789,390	54,695,878	31.28%
West	56,741,308	49,580,349	28.36%
South	46,130,642	38,140,530	21.82%
Midwest	39,869,442	34,014,950	19.46%
Canada	22,968,000	23,200,000	13.27%
Total	$312,445,838	$282,338,964	161.50%

Investment Type
Senior Secured - First Lien	$140,686,340	$136,369,024	78.00%
Senior Subordinated	80,945,731	67,640,234	38.69%
Senior Secured - Second Lien	57,764,874	52,864,026	30.24%
Equity/Other	33,048,893	25,465,680	14.57%
Total	$312,445,838	$282,338,964	161.50%

*Fair value as a percentage of Net Assets

As of December 31, 2016, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$43,497,566	$43,750,000	23.71%
Telecommunications	26,601,444	27,342,064	14.82%
Security	22,425,000	22,909,589	12.41%
High Tech Industries	20,400,000	20,516,000	11.12%
Automotive Business Services	20,090,093	20,206,939	10.95%
Industrial Services	20,358,827	19,440,026	10.53%
Industrial Manufacturing	15,472,567	16,259,000	8.81%
Technology & Telecom	15,122,171	14,456,630	7.83%
Education	14,837,425	13,500,157	7.32%
Waste Services	13,586,080	13,160,777	7.13%
Retail	11,876,716	12,022,615	6.52%
Media: Advertising, Printing & Publishing	11,750,000	10,870,000	5.89%
Oil & Gas Services	14,750,272	10,077,583	5.46%
Environmental/Recycling Services	7,093,046	6,517,046	3.53%
Wholesale/Distribution	4,900,000	4,900,000	2.66%
Media & Entertainment	10,258,933	4,531,545	2.46%
Transportation Logistics	7,475,203	4,316,871	2.34%
Technology & IT	3,840,726	3,919,108	2.12%
Aerospace	4,000,000	3,877,000	2.10%
Food & Beverage	5,000,000	3,700,000	2.01%
Total	$293,336,069	$276,272,950	149.72%

Geographic Region
South	$82,260,883	$73,848,766	40.02%
Mid West	48,785,996	49,578,049	26.87%
Eastern	48,228,643	48,486,134	26.28%
South East	35,200,203	31,186,871	16.90%
South West	29,981,737	29,506,630	15.99%
West	34,637,881	29,231,392	15.84%
North East	14,240,726	14,435,108	7.82%
Total	$293,336,069	$276,272,950	149.72%

Investment Type
Senior Secured - First Lien	$97,515,871	$95,684,153	51.85%
Senior Secured - Second Lien	87,730,962	84,864,909	45.99%
Senior Subordinated	77,960,103	74,050,349	40.13%
Equity/Other	30,129,133	21,673,539	11.75%
Total	$293,336,069	$276,272,950	149.72%

* Fair value as a percentage of Net Assets

14.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for the nine months ended September 30, 2017 and September 30, 2016.

	For the nine months ended	For the nine months ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Per share data(1)
Net asset value, beginning of period	$13.72	$14.43

Net investment income (loss)	1.03	1.21
Net realized and unrealized gains (losses)	(1.75)	(1.16)
Benefit (Provision) for taxes on unrealized appreciation (depreciation) on investments	0.32	0.23
Net increase (decrease) in net assets resulting from operations	(0.40)	0.28

Distributions to shareholders:(2)
From net investment income	(1.02)	(1.02)
Net realized gains	(0.03)	0.00
Total dividend distributions declared	(1.05)	(1.02)

Net asset value, end of period	$12.27	$13.69
Market value per share, end of period	$10.71	$12.99

Total return based on net asset value(3)(4)	(2.9)%	1.9%
Total return based on market value(3)(4)	(1.8)%	20.8%

Shares outstanding at end of period	14,245,220	13,490,636

Ratio/Supplemental Data:
Net assets, at end of period	$174,820,746	$184,658,193
Ratio of total expenses before waiver to average net assets(5)	9.05%	9.36%
Ratio of interest expenses to average net assets(5)	4.00%	3.47%
Ratio of incentive fees to average net assets(5)	0.47%	1.62%
Ratio of waiver of management and incentive fees to average net assets(5)	(0.99)%	—%
Ratio of net expenses to average net assets(5)	8.06%	9.36%
Ratio of net investment income (loss) before waiver to average net assets(5)	9.60%	11.37%
Ratio of net investment income (loss) after waiver to average net assets(5)	10.59%	11.37%

Total Credit Facility payable outstanding	$59,783,273	$70,872,238
Total Notes payable outstanding	$55,000,000	$55,000,000

Asset coverage ratio(6)	2.5	2.5
Portfolio turnover rate(4)	26%	35%

(1)	The per share data was derived by using the average shares outstanding during the period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Not Annualized.
(5)	Annualized.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

15.	Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we have a subsidiary that is not required to be consolidated. We have a certain unconsolidated significant subsidiary, FST Technical Services, LLC, that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the nine months ended September 30, 2017 and as of and for the year ended December 31, 2016.

	As of		For the nine months ended
Balance Sheet	September 30, 2017	Income Statement	September 30, 2017

Current Assets	5,032,815	Net Sales	10,708,953
Noncurrent Assets	18,387,510	Gross Profit	3,535,671
Current Liabilities	848,057	Net Income/EBITDA	1,811,012
Noncurrent Liabilities	13,538,875

	As of		For the year ended
Balance Sheet	December 31, 2016	Income Statement	December 31, 2016

Current Assets	4,881,976	Net Sales	15,174,299
Noncurrent Assets	18,320,899	Gross Profit	5,271,000
Current Liabilities	811,164	Net Income (Loss)	3,322,367
Noncurrent Liabilities	13,315,630

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

Subsequent to September 30, 2017, the following activity occurred:

On October 5, 2017, Alcentra paid a dividend to shareholders of record as of September 30, 2017 of $0.34 per share.

On October 19, 2017, Alcentra invested $19.3 million in Cirrus Medical Staffing, Inc. (L+8.25% First Lien debt).

On November 2, 2017, the Board of Directors approved the 2017 fourth quarter dividend of $0.25 per share for shareholders of record December 29, 2017 and payable January 4, 2018.

On November 3, 2017, Nation Safe Drivers repaid its 2nd Lien debt totaling $11.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with Alcentra NY, LLC;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	our ability to maintain our qualification as a business development company and a regulated investment company; and

•	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies.

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

Overview

Alcentra Capital Corporation (“we”, “us” or “our”) was formed as a Maryland corporation on June 6, 2013 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). We are managed by Alcentra NY, LLC (the “Adviser”, or “Alcentra NY”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). State Street Bank and Trust Company (“State Street”) provides us with financial reporting, post-trade compliance, and treasury services. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”), commencing with tax year ended December 31, 2014, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

During the three months ended September 30, 2017, we invested $28.1 million in debt and equity investments including one new portfolio investment and three add on investments. These investments consisted of senior secured loans ($26.2 million, or 93.2% of the total amount invested) and equity securities ($1.9 million, or 6.8% of the total amount invested). During the three months ended September 30, 2017, we received proceeds from sales or repayments, including principal, return of capital dividends and realized gains, of $3.9 million. During the three months ended September 30, 2016, we invested $51.8 million in debt and equity investments in three new portfolio companies and two add on investments. These investments consisted of senior secured loans ($18.0 million, or 34.7%), second lien notes ($3.1 million, or 6.0%), subordinated notes ($29.7 million, or 57.3%), and equity securities ($1.0 million, or 1.9%). During the three months ended September 30, 2016 we received proceeds from sales or repayments, including principal, return of capital dividends and realized gains, of $30.1 million.

As of September 30, 2017, the fair value of our investment portfolio totaled $282.3 million and consisted of 30 portfolio companies. As of September 30, 2017, 58 % of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 42% bore interest at fixed rates. Our average portfolio company investment at amortized cost and fair value was approximately $10.4 million and $9.4 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $23.2 million and $23.2 million, respectively.

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

The weighted average yield on debt investments as of September 30, 2017 and December 31, 2016 was 11.5% and 11.7%, respectively. The weighted average yields were computed using the effective interest rates for debt investments at cost as of September 30, 2017 and December 31, 2016, including the accretion of original issue discount but excluding investments on non-accrual status, if any. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

The following table shows the portfolio composition by investment type at fair value and cost with the corresponding percentage of total investments:

	Fair Value				Cost
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
	(dollars in thousands)
Senior Secured - First Lien	$136,369	48.3%	$95,684	34.6%	$140,686	45.0%	$97,516	33.2%
Senior Secured - Second Lien	52,864	18.7%	84,865	30.7%	57,765	18.5%	87,731	29.9%
Senior Subordinated	67,640	24.0%	74,050	26.8%	80,946	25.9%	77,960	26.6%
Equity/Other	25,466	9.0%	21,674	7.8%	33,049	10.6%	30,129	10.3%
Total	$282,339	100%	$276,273	100%	$312,446	100%	$293,336	100%

The following table shows portfolio composition by geographic region at fair value and cost with the corresponding percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
	(dollars in thousands)
South Eastern	$82,707	29.3%	$31,187	11.4%	$91,947	29.4%	$35,200	12.0%
Eastern	54,696	19.4%	62,921	23.0%	54,789	17.5%	62,469	21.3%
South	38,141	13.5%	73,849	27.0%	46,131	14.8%	82,261	28.0%
Mid West	34,015	12.0%	49,578	18.1%	39,869	12.8%	48,786	16.6%
South West	31,117	11.0%	29,507	9.7%	31,010	9.9%	29,982	10.2%
West	18,463	6.5%	29,231	10.7%	25,731	8.2%	34,638	11.8%
Canada	23,200	8.2%	-	0%	22,968	7.4%	-	0%
Total	$282,339	100.0%	$276,273	100.0%	$312,446	100.0%	$293,336	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016

Healthcare Services	14.27%	15.84%	12.79%	14.83%
Industrial Services	11.02%	7.04%	9.61%	6.94%
High Tech Industries	11.26%	7.43%	10.02%	6.95%
Technology & Telecom	8.43%	5.23%	7.65%	5.16%
Security	5.05%	8.29%	4.90%	7.64%
Automotive Business Services	4.15%	7.31%	6.47%	6.85%
Education	2.50%	4.89%	5.06%	5.06%
Telecommunications	6.37%	9.90%	5.00%	9.07%
Oil & Gas Services	3.97%	3.65%	5.32%	5.03%
Retail	5.02%	4.35%	4.41%	4.05%
Media: Advertising, Printing & Publishing	3.54%	3.93%	3.76%	4.01%
Media & Entertainment	0.54%	1.64%	3.31%	3.50%
Business Services	11.74%	-	10.51%	-
Industrial Manufacturing	3.19%	5.89%	2.82%	5.27%
Transportation Logistics	1.91%	1.56%	2.48%	2.55%
Environmental/Recycling Services	2.72%	2.36%	2.39%	2.42%
Wholesale/Distribution	1.54%	1.77%	1.39%	1.67%
Aerospace	1.42%	1.40%	1.28%	1.36%
Technology & IT	0.00%	1.42%	0.00%	1.31%
Waste Services	1.36%	4.76%	0.81%	4.63%
Food & Beverage	-	1.34%	-	1.70%
Grand Total	100.00%	100.00%	100.00%	100.00%

Portfolio Asset Quality

We will generally not accrue interest on loans and debt securities if principal or interest cash payments are past due 30 days or we have reason to doubt our ability to collect such interest. As of September 30, 2017 and December 31, 2016, we had three loans and one loan on non-accrual status.

Discussion and Analysis of Results of Operations

Comparison of three months ended September 30, 2017 and September 30, 2016

Investment Income

For the three months ended September 30, 2017, total investment income was $7.6 million, a decrease of $1.5 million, or 16.5% over the $9.1 million of total investment income for the three months ended September 30, 2016. This decrease was primarily attributable to the conversion to equity from its debt investment in My Alarm Center, LLC and the addition of GST Autoleather and Media Storm LLC to non accrual status. There was also a shift in timing of the closing of new deals and the receipt of interest payments on those deals.

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

Expenses

For the three months ended September 30, 2017, total expenses were $3.9 million, which was a decrease of $0.4 million, or 9.2%, from the $4.3 million for the three months ended September 30, 2016 primarily as a result of a decrease in management and incentive fees. Interest and financing expenses for the three months ended September 30, 2017 were $1.8 million, which is relatively flat from September 30, 2016. This is largely due to the decreased borrowing during the quarter offset by the rise in LIBOR in 2017. The base management fee decreased by $0.1 million, or 7.8%, to $1.2 million for the three months ended September 30, 2017 due to slightly lower average total assets less cash and cash equivalents than the comparable period in 2016. $1.1 million of management fees were also waived for the three months ended September 30,2017. The incentive fee for the three months ended September 30, 2017 was $0.0, as compared to $0.6 million from the comparable period in 2016. The administrative service fee, professional fees and other general and administrative expenses totaled $0.8 million for the three months ended September 30, 2017 compared to a total of $0.5 million for the three months ended September 30, 2016. This increase is the result of an increase in reimbursable expenses to the Adviser, the addition of one director to the board and an overage on audit expenses.

Net Investment Income

Net investment income for the three months ended September 30, 2017 was $ 4.8 million, which is flat from the the three months ended September 30, 2016 after a management fee waiver of $1.2 million.

Net Increase in Net Assets Resulting From Operations

For the three months ended September 30, 2017, the net realized loss from portfolio investments was $10.4 million due to the restructuring of My Alarm Center, LLC and for the three months ended September 30, 2016, realized gains were $8.8 million primarily from the sale of DBI Holdings, Inc.

During the three months ended September 30, 2017, we recorded a net change in unrealized depreciation from portfolio investments of $1.3 million due largely to the $10.4 million that was attributable to the reversal of the net unrealized depreciation on My Alarm Center, LLC, the write down of GST Autoleather by $8.5 million and $3.2 million of net additional write downs. During the three months ended September 30, 2016, the net change in unrealized depreciation was $19.0 million.

As a result of these events, our net decrease in net assets resulting from operations during the three months ended September 30, 2017 was $1.6 million, a decrease of $0.2 million compared to a net decrease in net assets resulting from operations of $1.8 million during the three months ended September 30, 2016.

Provision for Taxes on Unrealized Appreciation on Investments

We have a direct wholly owned subsidiary that has elected to be a taxable entity (the "Taxable Subsidiary"). The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are "pass through" entities for tax purposes and continue to comply with the "source income" requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended September 30, 2017, we recognized a provision for income tax on unrealized gains on investments of $5.3 million.

Comparison of nine months ended September 30, 2017 and September 30, 2016

Investment Income

For the nine months ended September 30, 2017, total investment income was $25.2 million, a decrease of $4.5 million, or 15.3%, over the $29.7 million of total investment income for the nine months ended September 30, 2016. The decrease was primarily attributable to a slower pace of deployment as compared to repayments, a decrease of $1.7 million in fee income and the conversion of My Alarm Center, LLC to equity and the addition of GST Autoleather to non accruals status.

Expenses

For the nine months ended September 30, 2017, total expenses were $10.9 million after the waiver of management fees, a decrease of $2.5 million or 19.0%, over the $13.4 million of total expenses for the nine months ended September 30, 2016. Interest and financing expenses for the nine months ended September 30, 2017 were $5.4 million, an increase of $0.4 million or 8.6%, compared to $5.0 million for the nine months ended September 30, 2016 as a result of the rise in LIBOR as well as the additional full nine month accrual of interest payable on the the issuance of $5 million of Notes. The base management fee decreased $0.2 million, or 5.1%, to $3.7 million for the nine months ended September 30, 2017 due to slightly lower average total assets less cash and cash equivalents than the comparable period in 2016. The incentive fee for the nine months ended September 30, 2017 was $0.6 million, a $1.7 million, or 72.5%, decrease from the $2.3 million incentive fee for the nine months ended September 30, 2016 which was the result of lower net investment income earned during the third quarter of 2017; therefore the incentive fee was not earned. The administrative service fee, professional fees and other general and administrative expenses totaled $2.1 million for the nine months ended September 30, 2017 compared to $2.1 million for the nine months ended September 30, 2016.

Net Investment Income

Net investment income for the nine months ended September 30, 2017 was $14.3 million, which was a decrease of $2.0 million, or 12.3%, compared to net investment income of $16.3 million during the nine months ended September 30, 2016. This is due to the decrease in investment income and lower net expenses, inclusive of the waiver of management fees.

Net Increase in Net Assets Resulting From Operations

For the nine months ended September 30, 2017, the total net realized losses on investments were $11.4 million, due largely to My Alarm Center, LLC. The net change in unrealized depreciation on investments for the nine months ended September 30, 2017 was $13.0 million attributable mainly to the write down on GST Autoleather and Southern Technical Institute, Inc. During the nine months ended September 30, 2016, the net change in unrealized depreciation on investments was $13.0 million attributable to (i) the net unrealized loss on exits, repayments or sale of investments $2.1 (ii) a write down of various other portfolio companies  of $2.9 million and (iii) the unrealized depreciation of $12.0 million on other securities as well as a weather related portfolio company.

Liquidity and Capital Resources

As of September 30, 2017, there was $4.9 million in cash and cash equivalents and net assets totaled $174.8 million. We believe that our current cash and cash equivalents on hand, our credit facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from future debt offerings and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the nine months ended September 30, 2017, we experienced a net increase in cash and cash equivalents in the amount of $1.0 million. During that period, we used $15.6 million in cash from operating activities, primarily due to the purchase of portfolio investments of approximately $96.9 million. This was partially offset by proceeds from the return of capital of portfolio investments of approximately $70.8 million. This was also offset by $13.0 million of change in depreciation of investments and a decrease of $2.5 million in interest and dividends receivable. During the same period, financing activities increased cash by $1.0 million primarily due to the net proceeds from the credit facility of $20.7 million, issuance of common stock of $10.9 million, and distributions to shareholders of $14.4 million.

For the three months ended September 30, 2016, we experienced a net increase in cash and cash equivalents in the amount of $1.8 million. During that period, we used $5.6 million in cash from operating activities, primarily from investments in new portfolio companies (of approximately $121 million of which was partially offset by the return of capital of approximately $102 million and by the net change in unrealized depreciation of $17.1 million). During the same period, financing activities provided for cash of $7.5 million primarily due to the borrowing of the credit facility and the additional issuance of notes.

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

On March 2, 2016, we amended certain provisions of the Credit Facility relating to the treatment of approximately $38.6 million in aggregate principal amount of outstanding Notes that mature prior to the Credit Facility. Among other things, the amendments to the Credit Facility provide that, in the nine-month period prior to the maturity of these particular InterNotes, which mature between February 15 and April 15, 2020, our ability to borrow under the Credit Facility will be reduced by and in the amount of such InterNotes still outstanding during such time. The Credit Facility is secured by a first priority security interest in all of our portfolio investments, the equity interests in certain of its direct and indirect subsidiaries and substantially all of its other assets. We are also subject to customary covenants and events of default typical of a facility of this type.

As of September 30, 2017, we are in compliance with all covenants of the Credit Facility.

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. We were in compliance with the asset coverage ratios at all times. As of September 30, 2017, our asset coverage ratio was 252%.

During May of 2017, we completed an underwritten primary offering of 808,161 shares of our common stock at a public offering price of $13.68 per share for proceeds of approximately $10.6 million, after paying the sales load and offering expenses.

Recently Issued Accounting Standards

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) interned to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. The Company adopted this amendment to Regulation S-X during the third quarter.

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

Investment Advisory Agreement

Under the Advisory Agreement, Alcentra pays Alcentra NY, LLC (the "Adviser") a base management fee calculated at an annual rate as follows: 1.75% of its gross assets (i.e., total assets held before deduction of any liabilities), including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such as investments in U.S. Treasury Bills), if its gross assets are below $625 million; 1.625% of its total gross assets if our gross assets are between $625 million and $750 million; and 1.5% of its gross assets if its assets are greater than $750 million. These various management fee percentages (i.e. 1.75%, 1.625% and 1.5%) would apply to our entire gross assets in the event its gross assets exceed the various gross asset thresholds.

In addition, Alcentra pays the Adviser an incentive fee under the Advisory Agreement which consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of our "pre-incentive fee net investment income" for the immediately preceding quarter, subject to a hurdle rate of 2% per quarter (8% annualized), and is subject to a "catch-up" feature. The second part is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. See Note 7.

Critical Accounting Policies

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. See “Note 2 - Summary of Significant Accounting Policies” in the notes to our financial statements for a description of our significant accounting policies.

Valuation of portfolio investments

We generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least once annually. With respect to unquoted securities, we value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies and other factors.

Because there is not a readily available market for substantially all of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with our Adviser's investment committee;

•	Independent valuation firms engaged by our board of directors will prepare valuations on a selected basis and submit reports to the board of directors;

•	The valuation committee of our board of directors then reviews these preliminary valuations; and

•	The board of directors then discusses valuations and approves the fair value of each investment in our portfolio in good faith, based the input of Adviser, the independent valuation firm and the valuation committee.

As part of our valuation procedures, we risk rate all of our investments. In general, our investment rating system uses a scale of 1 to 5. Our internal rating is not an exact system, but it is used internally to estimate the probability, among other things, of: (i) default on our investments and (ii) loss of our principal. In general, our internal rating system may also assist our board of directors in its determination of the fair value of our investments. Our internal risk rating system generally encompasses both qualitative and quantitative aspects of our portfolio companies.

Rating	Definition

1	The investment has an acceptable level of risk and the company is generally performing with risk factors being neutral to favorable. All investments in new investments and certain restructured investments are initially assessed a grade of 1.

2	The investment is performing with risk factors being neutral to slightly unfavorable since the time of underwriting.

3	The investment is performing below expectations. With respect to debt investments, the company is generally out of compliance with certain covenants, current or future interest payments could be impacted. With respect to equity investments, dividend payments or return of capital could be impacted.

4	The investment is performing materially below expectations. With respect to debt investments, debt covenants are out of compliance and interest payments are, or expected to be, delinquent and the principal amount of the debt investment is not expected to be repaid in full. With respect to equity investments, dividend payments are not expected to be paid and the principal amount of the equity investment is not expected to be returned.

5	The investment is performing substantially below expectations. With respect to debt investments, interest payments are not being made and the investment is on non-accrual. With respect to equity investments, dividend payments are not being paid or accrued and principal amount of the equity investment is not expected to be returned.

Our internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. A review of each investment is made regularly and any changes will be made to the internal performance ratings accordingly. In connection with our valuation process, our board of directors along with the valuation committee of our board of directors will review these internal performance ratings on a quarterly basis.

Rating Summary - Third Quarter 2017

(dollars in thousands)

Risk Rating	Cost	% of Cost	FMV	% of FMV
1	$185,172	59%	$192,148	68%
2	$56,488	18%	$55,015	19%
3	$24,387	8%	$16,611	6%
4	$27,548	9%	$17,049	6%
5	$18,852	6%	$1,516	1%
	$312,446	100%	$282,339	100%

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2017, we had off-balance sheet commitments totaling $7.6 million. As of December 31, 2016, we had off-balance sheet commitments totaling $6.3 million.

Recent Developments

On August 3, 2017, our Board formed a Valuation Committee. The members of our Valuation Committee are the independent directors: T. Ulrich Brechbuhl, Edward Grebow, Douglas Greenlaw and Steven Reiff. Mr. Reiff serves as Chairman of our Valuation Committee. Our Valuation Committee is responsible for assisting our Board in valuing investments that are not publicly traded or for which current market values are not readily available. Our Board and Valuation Committee utilize the services of one or more independent valuation firms to help them determine the fair value of these securities.

Subsequent to September 30, 2017, the following activity occurred:

On October 5, 2017, Alcentra paid a dividend to shareholders of record as of September 30, 2017 of $0.34 per share.

On October 19, 2017, Alcentra invested $19.3 million in Cirrus (L+8.25% First Lien debt).

On November 2, 2017, the Board of Directors approved the 2017 fourth quarter dividend of $0.25 per share for shareholders of record December 29, 2017 and payable January 4, 2018.

On November 3, 2017, Nation Safe Drivers repaid its 2nd Lien debt totaling $11.7 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. All of the floating rate loans in the portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For the three months ended September 30, 2017, 13 loans in the portfolio bore interest at floating rates, or 58% of the fair value of our portfolio. For the year ended December 31, 2016, 16 of the loans in the portfolio bore interest at floating rates, or 58% of the fair value of our portfolio. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of September 30, 2017, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one or two percent increase in LIBOR would have less than a 2.5% effect on our portfolio’s income. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. As of September 30, 2017 and September 30, 2016, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 6, 2017

By:	/s/ David Scopelliti
Name: David Scopelliti
Title: Chief Executive Officer and President

By:	/s/ Ellida McMillan
Name: Ellida McMillan
Title: Chief Financial Officer, Chief Operating Officer, Secretary, and Treasurer

