Form 10-K
period 2017-12-31
Alcentra Capital Corp
filed 2018-03-14
CIK 1578620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01064

ALCENTRA CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State of Incorporation)	46-2961489 (I.R.S. Employer Identification Number)
200 Park Avenue, 7th Floor New York, NY (Address of principal executive offices)	10166 (Zip Code)
Registrant’s telephone number, including area code: (212) 922-8240

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of  “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting Company)	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2017 was approximately $193,592,540 based upon the last sale price for the Registrant’s common stock on that date.
There were 14,206,159 shares of the Registrant’s common stock outstanding as of March 13, 2018.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

ALCENTRA CAPITAL CORPORATION
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2017
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
We provide customized debt and equity financing solutions to lower middle and middle-market companies, which we define as companies having annual earnings, before interest, taxes, depreciation and amortization, or EBITDA, of between $5 million and $75 million, and/or revenues of between $10 million and $250 million, although we may make investments in larger or smaller companies and other types of investments. Our investments typically range in size from $5 million to $25 million.
Our Adviser has a history of investing in companies that seek capital to use for leveraged buyouts, acquisitions, recapitalizations and growth initiatives. Our targeted industry sectors are: healthcare and pharmaceutical services; defense, aerospace, homeland security and government services; business and outsourced services as these sectors have generally exhibited faster growth relative to the overall economy. We may also make investments in portfolio companies that do not possess these characteristics or are outside of these industry sectors where we believe there are opportunties to prudently deploy capital.
Our investment activities are managed by our Adviser pursuant to the terms of an investment advisory and management agreement, which we refer to as the Investment Advisory Agreement. We expect to source investments through the extensive network of relationships that our Adviser has developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.
Portfolio Composition
We originate and invest primarily in lower middle and middle-market companies (typically those with $5.0 million up to $75 million of EBITDA) through first lien, second lien, unitranche and, to a lesser extent given the current credit environment, mezzanine debt and primary equity investments.
As of December 31, 2017, we had $287.6 million (at fair value) invested in 29 portfolio companies. Our portfolio included approximately 61.7% of first lien debt, 4.9% of second lien debt, 23.3% of subordinated debt and 10.1% of equity investments at fair value. At December 31, 2017, our average portfolio company investment at amortized cost and fair value was approximately $11.5 million and $9.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $23.3 million and $23.3 million, respectively. At December 31, 2017, 53% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 47% bore interest at fixed rates. We intend to continue to re-balance our portfolio going forward with more investments in senior secured floating rate loans.
The weighted average yield on all of our debt investments as of December 31, 2017 was approximately 11.3%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio. The weighted average yield was computed using the effective interest rates for all of our debt investments and is computed including cash and payment in kind, or PIK interest, as well as accretion of original issue discount. As a result, the weighted average yield figure set forth above does not represent the cash interest payments we received on our debt investments during the period noted above. In this regard, the weighted average cash yield on all of our debt investments as of December 31, 2017 was approximately 10.7%. These yields do not include the dividends, including PIK dividends, received on our preferred equity investments. PIK dividends on preferred equity functions in much the same way as PIK interest on debt investments in that it is paid in the form of additional preferred securities and not cash. There can be no assurance that the weighted average yield and the weighted average cash yield will remain at their current levels.
The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies are not rated by any rating agency. If such investments were rated, we believe that they would likely receive a below-investment grade rating from a nationally recognized statistical rating organization, which is often referred to as “high-yield” and “junk.” Exposure to below-investment grade securities involves certain risks, and those securities are viewed as having predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, a substantial portion of our investment portfolio consists of debt investments for which issuers are not required to make principal payments until the maturity of the loans, which may result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. As of December 31, 2017, approximately 12.1% of the income we received from our portfolio companies was in the form of non-cash income, such as PIK interest. Since PIK interest involves us recognizing income without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement applicable to RICs. Our failure to meet the annual distribution requirements could reduce the amounts available for distributions. In addition, the PIK feature of our mezzanine debt and preferred equity investments increases our credit risk exposure over the life of the investments given that it increases the amounts that our portfolio companies will ultimately be required to pay us.
Organizational Structure
The following chart shows the ownership structure and various entities affiliated with us and our Adviser as of February 1, 2018.

(1)
The Bank of New York Mellon Corporation indirectly holds 100% voting interest and the majority ownership interest of Alcentra NY.

(2)
For tax purposes, certain equity investments purchased by us are held by a wholly-owned subsidiary of ours.

Our Adviser
Our investment activities are managed by Alcentra NY, LLC, our investment adviser. Alcentra NY, together with certain of its affiliated companies (the “Alcentra Group”), is an asset management platform focused on below-investment grade credit, often referred to as “high-yield” and “junk.” Alcentra Group has offices in London, New York and Boston and representatives in Singapore and Hong Kong. Alcentra Group manages more than 75 investment vehicles and accounts totaling more than $35.7 billion in assets.
Our Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
Our Adviser’s Investment Committee is currently comprised of David Scopelliti, our President, Chief Executive Officer and Chief Investment Officer, Paul Hatfield, Chairman of our board of directors, Vijay Rajguru, the Alcentra Group Global Co-Chief Investment Officer, Ellida McMillan, our Chief Financial Officer and Chief Operating Officer, Branko Krmpotic and Kevin Cronk. Members of the Investment Committee together with other investment professionals of our Adviser, collectively have substantial experience investing and lending across changing market cycles.
Our Adviser combines credit analysis, structuring capability and transaction experience within the larger credit investment platform of the Alcentra Group. See “Item 1. Business — General — Alcentra Group and BNY Mellon.”
We have entered into an Investment Advisory Agreement with our Adviser pursuant to which we pay a base management fee and incentive fees to our Adviser for its services under the agreement. See “Item 1. Business Investment Advisory Agreement.”
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
Alcentra Group and BNY Mellon
The Alcentra Group was formed in 2002 through the merger of two asset management divisions from Barclays Bank Plc in the United Kingdom and Imperial Credit Industries, Inc. In January 2006, Alcentra Group was purchased by BNY Mellon. As an indirect, wholly-owned subsidiary of Bank of New York Mellon Corporation, which we refer to as BNY Mellon, the Alcentra Group manages approximately $35.7 billion in below-investment grade debt assets across more than 75 investment vehicles and funds. The Alcentra Group collectively employed 147 investment professionals as of December 31, 2017. Alcentra Group is the specialist below-investment grade debt manager within BNY Mellon’s group of asset management boutiques.
BNY Mellon is one of the largest bank holding companies in the U.S. with a market capitalization of approximately $54.6 billion and is also one of the largest securities servicing organizations with $33.3 trillion of assets under custody and administration and boasts a global platform across 35 countries as of December 31, 2017. BNY Mellon is a substantial player in asset management with approximately $1.9 trillion of assets under management as of December 31, 2017.
Business Strategy
Our investment objective is to generate both current income and to a lesser extent capital appreciation primarily by making direct investments in lower middle and middle-market companies in the form of first lien, second lien, unitranche and, to a lesser extent given the current credit environment, mezzanine debt and equity investments. The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies will not be rated by any rating agency. If such investments were rated, we believe that they would likely receive a rating below-investment grade, which is often referred to as “high-yield” and “junk.” While our primary investment focus is to make loans to privately-held lower-middle-market companies, we may also make investments in larger or smaller companies.

Competitive Advantages
Experienced Management Team.   Members of our Adviser’s Investment Committee and other investment professionals of our Adviser collectively have substantial experience investing and lending across changing market cycles. These professionals have diverse backgrounds with prior experience in investment and management positions at investment banks, commercial banks, pension funds and asset managers.
Strong Transaction Sourcing Network.   Our Adviser sources investments from a network of relationships with private equity firms, middle-market senior lenders, junior-capital partners, financial intermediaries, law firms, accountants and management teams of privately owned businesses.
Flexible Financing Solutions.   We offer a variety of financing structures and have the flexibility to structure our investments to meet the custom needs of our portfolio companies, including among investment types and investment terms. We believe our ability to offer a variety of financing arrangements makes us an attractive partner to lower middle and middle-market companies.
Underwriting Policies and Active Portfolio Management.   Our Adviser has implemented rigorous underwriting policies that are followed in each transaction. These policies include a detailed review and credit analysis of portfolio companies’ historical and projected financial performance as well as an assessment of the portfolio company’s business model and forecasts, which are designed to assess investment prospects via a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team operating discipline, growth potential and industry attractiveness. We structure our debt investments with protective covenants, designed to proactively address changes in a portfolio company’s financial performance. After investing in a portfolio company, we monitor the investment closely, receiving financial statements on a quarterly basis as well as annual audited financial statements. We analyze and discuss in detail the portfolio company’s financial performance with management and may attend board meetings as appropriate and when available.
Minimize Portfolio Concentration.    We seek to diversify our portfolio across various industries and other risk areas to reduce the effects of economic downturns or regulatory changes that may affect our portfolio. We will continually seek to further diversify our portfolio through a variety of actions.
Access to the Alcentra Group Platform.   We seek to utilize the resources of the Alcentra Group platform across all aspects of its operations, benefiting from the Alcentra Group’s investment professionals, who in addition to their credit expertise, possess deep industry expertise. As of December 31, 2017, the Alcentra Group employed 29 analysts that closely followed 23 industries.
Investment Guidelines for Evaluating Investment Opportunities
We believe that investing in debt investments provides several potential benefits, including:
•
current income;

•
priority in the portfolio company’s capital structure over equity holders;

•
creditor protections; and

•
multiple exit strategies.

We use the following guidelines in evaluating investment opportunities. However, not all of these guidelines have been, or will be, met in connection with each of our investments.
Current Income.   Debt investments contractually provide either a fixed or variable coupon payable on a monthly or quarterly basis. We seek to invest in debt securities that generate interest rate coupons of between 8 – 12% and seek to minimize PIK interest.
Priority in Capital Structure.   In liquidation, senior secured debt holders typically are repaid first, with the remaining capital distributed to unsecured creditors, including subordinated lenders, and then to the equity holders if any residual value exists. The structural priority of debt investing is a key component of our investment strategy to preserve capital.

Covenant and Portfolio Monitoring.   We seek debt investments with financial covenants, which are used to proactively address changes in a company’s financial performance. We also will selectively invest in covenant-lite debt investments where we believe the loan-to-value and pricing are appropriate relative to the risk and will assist in portfolio diversification.
Multiple Exit Analysis.   When we execute each investment, an analysis of exit strategies determined by a variety of factors, including the portfolio company’s projected financial position to refinance our debt, anticipated growth dynamics and the existing mergers and acquisitions environment is conducted. Our debt is structured with a finite life, whereby the portfolio company is contractually required to repay the loan. Accelerated repayment typically occurs in the event of a refinancing, recapitalization or sale/merger of the company.
Private Funds.   We will invest no more than 15% of our net assets in entities which would be required to be registered as an investment company under the 1940 Act but for the exemptions in Section 3(c)(1) or 3(c)(7) thereunder (“Private Investment Companies”). Private Investment Companies include hedge funds and private equity funds. In addition, we will limit our investment in privately offered pooled investment vehicles (“Private Funds”) which include private real estate investment trusts, private oil and gas funds, private commodity pools, private real estate funds as well as Private Investment Companies, to no more than 35% of our net assets, subject to the overall limit of investing no more than 15% of our net assets in Private Investment Companies. If we change this policy and determine to invest more than 15% of our net assets in Private Investment Companies or more than 35% of our net assets in Private Funds, we have agreed with the SEC staff to only do so after we have filed, and the SEC has declared effective, a new registration statement or a post-effective amendment to the registration statement on which this prospectus is a part.
Transaction Sourcing and Investment Process
Transaction Sourcing.   We source portfolio investments from a variety of different investment sources, including private equity sponsors, fundless sponsors, family offices, management teams, financial institutions, investment bankers, accounting firms and law firms.
Investment Process.   Our Adviser maintains an investment process, which initiates with the sourcing of a potential transaction. Upon receiving information on a potential transaction, the information is circulated among the investment professionals of our Adviser and discussed during weekly investment meetings. Upon determination that a potential target has investment merit, our Adviser will schedule a meeting with the management team, investment bank, or private equity sponsor.
Typically, after completing a preliminary analysis of the target’s information, our Adviser will decide whether to “Phase I” the deal for the Investment Committee. A Phase I consists of a situation overview, a company overview, key investment considerations, investment risks, information on the management team, financial data, a financial model and investment return information. If the Phase I memorandum is approved by our Adviser’s Investment Committee, our Adviser will proceed with extensive due diligence and prepare a “Phase II” memorandum that is the basis for receiving a formal approval from our Adviser’s Investment Committee. At least two investment professionals of our Adviser will conduct the due diligence on the target company. Updates are provided to the Investment Committee as to any material changes in the transaction, investment thesis, or any other relevant deal point, ensuring decisions are made utilizing the most current information.
Deal Analysis.   For each investment opportunity that includes a Phase II memorandum, our Adviser conducts in-house analytics, including an analysis of market and operational dynamics as well as historical and projected financial information. Specific attention is given to management and sponsor experience and track record, industry dynamics, revenue growth drivers and valuations and general macroeconomic conditions. Additionally, background checks on company management teams are completed prior to an investment. Our Adviser, sometimes in conjunction with the control equity investor, often will engage a consultant to interview a range of key customers, suppliers, competitors and other parties deemed relevant to the ongoing performance of the target company. The consultant will typically prepare a report that generally includes a quality of earnings report, a market study and information technology and environmental assessments.

Ongoing Relationship with and Monitoring of Portfolio Companies.   Our Adviser employs portfolio monitoring of portfolio companies following an investment. The monitoring process is driven by interaction and discussion with target company management, attending lender meetings and, as appropriate, board of director meetings, and may include meetings with industry experts and third party sources for market information and working with third-party consultants. Additionally, our Adviser receives and analyzes monthly and/or quarterly financial data and operating metrics which are part of the quarterly portfolio valuation and covenant compliance process.
Managerial Assistance.   As a BDC, we offer managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Adviser or an affiliate of our Adviser will provide such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse our Adviser or an affiliate of our Adviser for its allocated costs in providing such assistance, subject to the review by our board of directors, including our independent directors.
Determination of Net Asset Value
The net asset value per share of our outstanding shares of common stock is determined quarterly by dividing the value of total assets minus total liabilities by the total number of shares outstanding.
In calculating the value of our total assets, investment transactions are recorded on the trade date. Realized gains or losses will be computed using the specific identification method. Investments for which market quotations are readily available will be valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available will be valued at fair value as determined in good faith by our board of directors based on the input of our management and the valuation committee of our board of directors.
The valuation process is conducted at the end of each fiscal quarter. Our board of directors has authorized the engagement of independent valuation firms to provide us with valuation assistance on a portion of our portfolio on a quarterly basis and our entire portfolio on at least an annual basis. When an external event with respect to one of our portfolio companies, such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. As part of our quarterly valuation process, we will record an expense accrual relating to the capital gains component of the incentive fee payable by us to Alcentra NY when the unrealized gains on our investments exceed all realized capital losses on our investments given the fact that a capital gains incentive fee would be owed to Alcentra NY if we were to liquidate our investment portfolio at such time. The actual incentive fee payable to Alcentra NY related to capital gains will be determined and payable in arrears at the end of each fiscal year and will include only realized capital gains for the period computed net of all realized capital losses and unrealized capital depreciation for such period.
A readily available market value is not expected to exist for substantially all of the investments in our portfolio, and we will value these portfolio investments at fair value as determined in good faith by our board of directors under our valuation policy and a consistently applied valuation process. The types of factors that our board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, and other relevant factors.
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

•
preliminary valuation conclusions will then be documented and discussed with the Adviser’s Investment Committee and our Adviser;

•
independent valuation firms engaged by the valuation committee of the board of directors prepare preliminary valuations on a selected basis and submit the reports to the board of directors; and

•
the valuation committee of the board of directors then reviews these preliminary valuations and makes a recommendation to the board of directors with respect thereto; and

•
the board of directors then discusses the valuations and approves the fair value of each such investment in good faith, based on the input of the Adviser, the independent valuation firms and the valuation committee.

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
Policies and Procedures for Managing Conflicts; Co-investment Opportunities
The 1940 Act prohibits us from making certain negotiated co-investments with affiliates unless we receive an order from the SEC permitting us to do so. On December 30, 2015, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with certain other funds managed by the Adviser or certain of its affiliates, subject to compliance with certain conditions. Under the terms of the order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including, but not limited to, (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching with respect to us or our stockholders on the part of any person concerned and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current objectives and strategies. If we and an affiliate are unable to rely on the exemptive order to complete a transaction together, then our Adviser will determine which entity will proceed with the investment.
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
Regulated Investor
As a result of restrictions imposed on bank holding companies and entities managed by bank holding companies (including us), our Adviser may be required or may decide to structure an investment in a manner that would be less favorable to us than structures available to a non-regulated entity. Consequently, our Adviser may choose a structure which may be less favorable to us than other structures. In addition, we may be restricted from making an investment or limited in the amount or may be required to divest an investment as a result of such restriction. See “Item 1.A. Risk Factors — Risks Relating to our Business and Structure — Our activities may be limited as a result of being controlled by a bank holding company.”

BNY Mellon has put in place policies and procedures to seek to manage and mitigate the potential conflicts of interests described above.
Competition
Our primary competitors in providing financing to lower middle and middle-market companies include public and private funds, other BDCs, commercial and investment banks, commercial financing companies and, to the extent that they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our qualification as a RIC.
Employees
We do not have any direct employees, and our day-to-day investment operations are managed by our Adviser and each of our executive officers is an employee of the Adviser. To the extent necessary, our board of directors may hire additional personnel going forward. Our officers are employees of our Adviser and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs will be paid by us pursuant to the Investment Advisory Agreement.
Investment Advisory Agreement
Alcentra NY serves as our investment adviser and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, our Adviser manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, our Adviser:
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

Pursuant to the Investment Advisory Agreement, we have agreed to pay our Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately be borne by our stockholders.
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
Alternative 1
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

•
fidelity bond, liability insurance and other insurance premiums; and

•
printing, mailing, independent accountants and outside legal costs and all other direct expenses incurred by either our Adviser or us in connection with administering our business, including the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staffs, that will be based upon our allocable portion of overhead and other expenses incurred by our Adviser in performing its obligations under the Investment Advisory Agreement.

Administrative Services
Under the Investment Advisory Agreement, our Adviser furnishes us with office facilities and equipment and provides us with clerical, recordkeeping and other administrative services at such facilities. Under our Investment Advisory Agreement, our Adviser also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.
Payments under the Investment Advisory Agreement for the provision of administrative services are equal to an amount based upon our allocable portion (subject to the review of our board of directors) of our Adviser’s overhead in performing its obligations under the Investment Advisory Agreement, including rent and the fees and expenses associated with performing financial reporting and compliance functions. These reimbursable fees and expenses include the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.
Duration and Termination
The Investment Advisory Agreement was initially approved by our board of directors on March 6, 2014 and became effective on May 5, 2014. On March 9, 2017, at an in-person meeting, our board of directors, including a majority of the directors who were not “interested persons,” as defined in the 1940 Act, of the Company or our Adviser, approved the continuation of the Investment Advisory Agreement to May 5, 2018. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by our Adviser and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice.
Indemnification
The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Investment Advisory Agreement, our Adviser and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering by our Adviser of its services under the Investment Advisory Agreement or otherwise as our investment adviser.
Organization of the Investment Adviser
Alcentra NY is a Delaware limited liability company. The principal executive offices of Alcentra NY are located at 200 Park Avenue, 7th Floor, New York, New York 10166.
Board Approval of the Investment Advisory Agreement
At an in-person meeting of the board of directors held on March 9, 2017, the board of directors re-approved the Investment Advisory Agreement for a one-year term ending May 5, 2018.
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
Administration Agreement
Under the Administration Agreement, State Street provides us with financial reporting, post-trade compliance, and treasury services. In providing these services, State Street oversees the performance of our required administrative services, which includes being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC. State Street provides post-trade compliance services including performing the applicable SEC, IRS, and BDC compliance testing, provides monthly and quarterly reporting and maintains a compliance testing matrix and performs an annual update. In addition, State Street assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns, the printing and dissemination of reports and other materials to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Payments under the administration agreement equal a fixed annual fee of $130,000 and 9% of our net managed assets plus incidental charges, paid in monthly installments in arrears, along with additional fees and expenses as incurred each month. Under the Administration Agreement, we reimburse State Street for out-of-pocket expenses incurred on our behalf for services, as well as direct pass-through vendor fees incurred on our behalf.
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
Regulation
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.
We may not acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company or business development company, invest more than 5% of the value of our total assets in the securities of one such investment company or invest more than 10% of the value of our total assets in the securities of more than one such investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:
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

•
is not an investment company or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•
satisfies either of the following:

•
has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or

•
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
Managerial Assistance to Portfolio Companies
In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above in Qualifying Assets categories (1), (2) or (3) above. Business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our Adviser will provide such managerial assistance on our behalf to portfolio companies that request this assistance.
Temporary Investments
Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets and/or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we are generally prohibited from making distributions to our stockholders or repurchasing our shares unless we meet the asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.
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
Other
We are required to maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
We and our Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.
We are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. BDCs are generally prohibited from engaging in “joint transactions” with entities that are managed by the BDC’s investment adviser or an affiliate thereof. On December 30, 2015, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with certain other funds managed by the Adviser or certain of its affiliates, subject to compliance with certain conditions. On February 28, 2018, the SEC issued a public notice with regard to a new exemptive application that we, our Adviser and certain of our affiliates filed with the SEC to expand our ability to co-invest in portfolio companies with certain other funds managed by our Adviser or certain of its affiliates, subject to compliance with certain conditions. The new exemptive application is substantially similar to the application for which we previously received an exemptive order from the SEC on December 30, 2015, except that it also permits us to co-invest in negotiated transactions with certain funds to which our Adviser serves as sub-adviser, including Stira Alcentra Global Credit Fund. Assuming that no requests for a hearing are received by the SEC in response to the notice, we expect the SEC to issue the exemptive order after the notice period expires on March 26, 2018. Under the terms of the order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including, but not limited to, (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching with respect to us or our stockholders on the part of any person concerned and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current objectives and strategies. We intend to co-invest, subject to the conditions included in the order and, upon its issuance, the new order.
We may also co-invest with certain other funds managed by the Adviser or certain of its affiliates in circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such entities consistent with guidance promulgated by the SEC staff permitting us and such other entities to co-invest in privately placed securities so long as certain conditions are met, including that the Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. Any such investment would be made, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. In situations where we cannot rely on the exemptive order or SEC staff interpretations, our Adviser will need to decide which fund will proceed with the investment.
Compliance with the JOBS Act
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the “JOBS Act.” An emerging growth company is defined as a company with total annual gross revenues of less than $1 billion in its most recently completed fiscal year. We will retain our status as an emerging growth company until the earlier of:
•
the last day of the fiscal year in which our total annual gross revenues first exceed $1.0 billion;

•
the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt;

•
the last day of a fiscal year in which we (1) have an aggregate worldwide market value of Units held by non-affiliates of  $700 million or more (measured at the end of each fiscal year) as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act); or

•
the date five years after the date of our initial public offering.

The JOBS Act affords an emerging growth company the opportunity to get an exemption from certain SEC regulations for up to five years. This includes an exemption from certain financial disclosure and governance requirements. The JOBS Act provides scaled disclosure provisions for emerging growth companies, including, among other things, removing the requirement that emerging growth companies comply with Sarbanes-Oxley Act Section 404(b) auditor attestation of internal control over financial reporting. This exemption may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
Section 107(b) of the JOBS Act also permits an emerging growth company to elect an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until such time as these new or revised standards are made applicable to all private companies. We have determined not to take advantage of the extended transition period for complying with new or revised accounting standards.
Compliance with NASDAQ Global Select Market Listing Requirements
Our shares of common stock are listed on the NASDAQ Global Select Market under the symbol “ABDC.” As a listed company on the NASDAQ Global Select Market, we are subject to various listing standards, including corporate governance listing standards. We monitor our compliance with all listing standards and take actions necessary to ensure that we are in compliance therewith.
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
Taxation as a Regulated Investment Company
We have elected to be treated as a RIC under Subchapter M of the Code effective as of our taxable year ended December 31, 2014, and intend to qualify annually thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which generally is our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).
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

In accordance with certain applicable Treasury regulations and guidance published by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations and published guidance.
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
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we generally are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to make the distributions, we may fail to qualify as a RIC, which would result in us becoming subject to corporate-level U.S. federal income tax.
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
A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If our expenses in a given year exceed gross taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.
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
If we acquire stock in certain foreign corporations that receive at least 75% of their annual gross income from passive sources (such as interest, dividends, rents, royalties or capital gain) or hold at least 50% of their total assets in investments producing such passive income (“passive foreign investment companies”), we could be subject to U.S. federal income tax and additional interest charges on “excess distributions” received from such companies or gain from the sale of stock in such companies, even if all income or gain actually received by us is timely distributed to our stockholders. We would not be able to pass through to our stockholders any credit or deduction for such a tax. Certain elections may, if available, ameliorate these adverse tax consequences, but any such election requires us to recognize taxable income or gain without the concurrent receipt of cash. Additionally, to the extent we make such any such election, proposed Treasury regulations, if made final, would not treat the income we receive from passive foreign investment companies as qualifying income for purposes of the 90% Income Test unless we receive a cash distribution from such entity during the same taxable year attributable to the income. We intend to limit and/or manage our holdings in passive foreign investment companies to minimize our tax liability.
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
The Adviser's Investment Committee, which provides oversight over our investment activities, is provided to us by our Adviser under the Investment Advisory Agreement. The Investment Committee consists of David Scopelliti, Paul Hatfield, Vijay Rajguru, Ellida McMillan, Branko Krmpotic and Kevin Cronk. The loss of any member of our Investment Committee would limit our ability to achieve our Adviser's investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Certain of our executive officers and directors, and members of the Investment Committee of our Adviser, serve or may serve as officers, directors or principals of other entities and affiliates of our Adviser and investment funds managed by our Adviser or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Members of our Adviser’s Investment Committee may have significant responsibilities for other funds. Similarly, although the professional staff of our Adviser will devote as much time to the management of the Company as appropriate to enable our Adviser to perform its duties in accordance with the investment advisory and management agreement, the investment professionals of our Adviser may have conflicts in allocating their time and services among the Company, on the one hand, and investment vehicles managed by our Adviser or one or more of its affiliates, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our Adviser and its officers and employees will not be devoted exclusively to the business of the Company but will instead be allocated between the business of the Company and the management of these other investment vehicles.
In addition, certain funds may have investment objectives that compete or overlap with, and may from time to time invest in asset classes similar to those targeted by, us. Consequently, we, on the one hand, and these other entities, on the other hand, may from time to time pursue the same or similar capital and investment opportunities. Our Adviser endeavors to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to us. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with our Adviser. In addition, there may be conflicts in the allocation of investments among us and the funds managed by investment managers affiliated with our Adviser or one or more of our controlled affiliates or among the funds they manage, including investments made pursuant to the co-investment exemptive order. Further, such other Alcentra NY-managed funds may hold positions in portfolio companies in which we have also invested. Such investments may raise potential conflicts of interest between us and such other Alcentra NY-managed funds, particularly if we and such other Alcentra NY-managed funds invest in different classes or types of securities or investments of the same underlying portfolio company. In that regard, actions may be taken by such other Alcentra NY-managed funds that are adverse to our interests, including, but not limited to, during a restructuring, bankruptcy or other insolvency proceeding or similar matter occurring at the underlying portfolio company.
We pay our investment advisor an annual base management fee based on our gross assets as well as an incentive fee based on our investment advisor’s performance. Our Adviser’s base management fee is based on a percentage of our gross assets (other than cash or cash equivalents but including assets purchased with borrowed funds) and, consequently, our Adviser may have conflicts of interest in connection with decisions that could affect our total assets, such as decisions as to whether to incur indebtedness or to make future investments.
Our investment advisory and management agreement renews for successive annual periods if approved by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. However, both we and our Adviser have the right to terminate the agreement without penalty upon 60 days’ written notice to the other party. Moreover, conflicts of interest may arise if our investment adviser seeks to change the terms of our investment advisory and management agreement, including, for example, the terms for compensation to our investment advisor. While any material change to the investment advisory and management agreement must be submitted to stockholders for approval under the 1940 Act, we may from time to time decide it is appropriate to seek stockholder approval to change the terms of the agreement.

As a result of the arrangements described above, there may be times when the management team of Alcentra NY (including those members of management focused primarily on managing the Company) has interests that differ from those of yours, giving rise to a conflict.
Our stockholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of dispositions of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our investment advisor, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations. In selecting and structuring investments appropriate for us, our Adviser will consider the investment and tax objectives of the Company and our stockholders, as a whole, not the investment, tax or other objectives of any stockholder individually.
The investment professionals of our Adviser may, from time to time, possess material nonpublic information, limiting our investment discretion.
The investment professionals of our Adviser, including members of its Investment Committee, may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.
The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. For example, the referendum by British voters to exit the European Union in June 2016 led to further disruption and instability in the global markets. There can be no assurance these market conditions will not repeat themselves or worsen in the future.
Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We have previously attempted to issue additional shares of our common stock at a price less than net asset value, however, our stockholders did not approve such issuance.
Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience including being at a higher cost due to a rising rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.
Uncertainty about the financial stability of the United States, China and several countries in Europe could have a significant adverse effect on our business, financial condition and results of operations.
Due to federal budget deficit concerns, Standard & Poor’s Financial Services LLC (“S&P”) downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s Investor Services, Inc. (“Moody’s”) and Fitch Ratings Inc. (“Fitch”) had warned that they may downgrade the federal government’s credit rating under certain circumstances. Further downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.
Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the potential effect of the United Kingdom leaving the European Union, the potential effect of Scotland leaving the United Kingdom, and market volatility and loss of investor confidence driven by political events, including the general elections in the United Kingdom in June 2017 and in Germany in September 2017 and referenda in the United Kingdom in June 2016 and Italy in December 2016. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.
The Federal Reserve raised the Federal Funds Rate in December 2015, in December 2016, in March 2017, in June 2017 and again in December 2017, and has announced its intention to continue to raise the federal funds rate over time. These developments, along with the United States government’s credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate passed tax reform legislation, which the President recently signed into law. Such legislation will make many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to maintain our tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our securities. A substantial portion of our debt investments have variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate, so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. To the extent that interest rates further increase, this may negatively impact the operating performance of our portfolio companies due to increasing debt service obligations and, therefore, may affect our results of operations. In addition, to the extent that further increases in interest rates make it difficult or impossible to make payments on outstanding indebtedness to us or other financial sponsors or refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. In addition, any such further increase in interest rates would make it more expensive to use debt to finance our investments.
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
We operate in a highly competitive market for investment opportunities.
A large number of entities compete with us to make the types of investments that we make in target companies. We compete for investments with other BDCs and investment funds (including private equity funds and Subordinated debt funds), as well as traditional financial services companies such as commercial and investment banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, also invest in lower-middle and middle-market companies. As a result, competition is intense for investment opportunities in lower-middle and middle-market companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do.

For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss, especially in periods of rising interest rates during which our cost funds may increase, resulting in compression on the yields of our portfolio investments. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.
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
A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, other BDCs, commercial and investment banks, commercial financing companies and, to the extent that they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC qualification. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
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
We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain our tax treatment as a RIC under Subchapter M of the Code.
To maintain our tax treatment as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain the necessary distributions, we may fail to qualify for tax treatment as a RIC and, thus, may be subject to corporate-level U.S. federal income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses.
We may need to raise additional capital to either sustain our current activities or grow because we must distribute most of our taxable income to our stockholders.
We will need additional capital to either sustain our current activities and/or fund new investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such capital. Unfavorable economic or capital market conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of capital could limit our ability to operate or grow. In addition, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our qualification as a RIC. As a result, these earnings will not be available to fund new or follow-on investments to protect our principal in existing portfolio companies . An inability on our part to access the capital markets successfully could limit our ability to operate or grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our securities.
In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our independent directors. We do not currently have stockholder approval to sell shares below net asset value and may not be able to obtain such approval in the future. Our common stock has consistently traded below net asset value since our IPO on May 8, 2014 except for brief periods of time. As of December 31, 2017, our net asset value per share was $11.09. The last reported sale price of a share of our common stock on the NASDAQ Global Select Market on March 13, 2018 was $7.70. We cannot predict whether our common stock will trade at, above or below net asset value.
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
We have incurred indebtedness under our senior secured revolving credit agreement (“Credit Facility”) with ING Capital LLC, as administrative agent and lender, and through the issuance of the debt securities, which we refer to as the InterNotes. We may in the future issue additional debt securities or preferred stock and/or borrow additional money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. Our stockholders have authorized us to issue warrants, options or rights to subscribe for, convert to, or purchase shares of our common stock at a price per share below the net asset value per share, subject to the applicable requirements of the 1940 Act. There is no expiration date on our ability to issue such warrants, options, rights or convertible securities based on this stockholder approval. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.
Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report and may result in our investment focus shifting from the areas of expertise of our management team to other types of investments in which our management team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
We finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. However, we borrow from, and issue debt securities to, banks, insurance companies and other parties. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our securities holders, and we expect such lenders to seek recovery against our assets in the event of a default. We have pledged substantially all of our assets under the Credit Facility.
If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed.
Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to our Adviser is payable based on the value of our gross assets, including those assets acquired through the use of leverage, our Adviser may have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to our Adviser.
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
We may not be able to pay distributions to our stockholders, our distributions may not grow over time, a portion of distributions paid to our stockholders may be a return of capital and investors in our debt securities may not receive all of the interest income to which they are entitled.
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be harmed by, among other things, the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could, in the future, limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, compliance with the covenants of our debt securities and such other factors as our Board of Directors may deem relevant from time to time. In addition, our Credit Facility may restrict the amount of distributions we are permitted to make. We cannot assure you that we will pay distributions to our stockholders in the future.
The above-referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt securities, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
When we make quarterly distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits, recognized capital gain or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for U.S. federal income tax purposes, which may result in a higher tax liability when the shares are sold, even if they have not increased in value or have lost value.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with contractual PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for U.S. federal income tax purposes.
Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
Our business could be negatively affected as a result of actions by activist stockholders.
Activist stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or board nominations or otherwise attempt to effect changes, assert influence or acquire some level of control over the Company. In late 2017 and early 2018, Stilwell Value LLC and affiliated entities filed with the SEC Schedules 13D in which they disclosed that such persons had accumulated a total of 1,213,712 shares of our common stock, which represented approximately 8.5% of our total outstanding shares of common stock at such time. In the Schedule 13D, Stilwell Value LLC stated, among other things, that they intend to profit from the appreciation in the market price of our common stock through asserting shareholder rights.
While our board of directors and management team strive to maintain constructive, ongoing communications with all of our stockholders, and welcome their views and opinions with the goal of enhancing value for all stockholders, the views of activist stockholders may not be fully aligned with the views of our board of directors, management team, or other stockholders and their actions could have a material and adverse effect on our business for the following reasons:
•
Pursuit of an activist stockholder’s agenda may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

•
Responding to actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of our management and employees away from their regular duties and the pursuit of our business strategies, which could materially and adversely affect our business, operating results and financial condition.

•
Perceived uncertainties as to our future direction as a result of actions by activist stockholders may lead to the perception of a change in the direction of our business, instability or lack of continuity. This may result in the loss of current and/or potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners. Our business, operating results and financial condition could be materially and adversely affected.

•
Actions by activist stockholders could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

•
Pursuit of an activist stockholder's agenda may jeopardize our ability to meet the diversification requirements necessary to qualify for tax treatment as a RIC for U.S. federal income tax purposes; failure to qualify for tax treatment as a RIC would render our taxable income subject to corporate-level U.S. federal income taxes.

•
Pursuit of an activist stockholder's agenda may cause our non-compliance with leverage covenants under the Credit Facility or the terms of the indenture under which the InterNotes are issued, which could have an adverse effect on our operating results and financial condition.

We cannot predict, and no assurances can be given as to the outcome or timing of any matters relating to actions by activist stockholders or the ultimate impact on our business, liquidity, financial condition or results of operations.
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
The Credit Facility is, and any future borrowing facility may be, backed by all or a portion of our loans and securities on which the lenders will or, in the case of a future facility, may have a security interest. We have pledged substantially all of our assets under the Credit Facility. We expect that any security interests we grant will be set forth in a guarantee pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, enter into a control agreement that provides that following notice of occurrence of an event of default, if any, and during its continuance, the custodian will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing according to our current business strategy.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.
We may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).
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
As a BDC, we are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without, among other things, the prior approval of a majority of our independent directors who, have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the 1940 Act and, if this is the only reason such person is our affiliate, we are generally prohibited from buying any asset from or selling any asset (other than our capital stock) to such affiliate, absent the prior approval of such directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include co-investments in the same portfolio company, without approval of our independent directors or, in some cases, the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.
On December 30, 2015, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with certain other funds managed by the Adviser or its affiliates, subject to compliance with certain conditions. On February 28, 2018, the SEC issued a public notice with regard to a new exemptive application that we, our Adviser and certain of our affiliates filed with the SEC to expand our ability to co-invest in portfolio companies with certain other funds managed by our Adviser or certain of its affiliates, subject to compliance with certain conditions. The new exemptive application is substantially similar to the application for which we previously received an exemptive order from the SEC on December 30, 2015, except that it also permits us to co-invest in negotiated transactions with certain funds to which our Adviser serves as sub-adviser, including Stira Alcentra Global Credit Fund. Assuming that no requests for a hearing are received by the SEC in response to the notice, we expect the SEC to issue the exemptive order after the notice period expires on March 26, 2018. We intend to co-invest with certain of our affiliates, subject to the conditions included in the order and, upon its issuance, the new order. See, “Regulation — Other.”
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
We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of  (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For as long as we remain an emerging growth company we may take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our common stock less attractive, which could reduce the market value of our shares. For example, while we are an emerging growth company within the meaning of the Exchange Act, we may take advantage of exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, security holders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our securities.
Effective internal control over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.
We are required to disclose changes made in our internal control and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We will likely remain an emerging growth company until December 31, 2019. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.
Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the market price of our securities. Nevertheless, any such changes could adversely affect our business and impair our ability to make principal and interest payments on the InterNotes.
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
Our business is highly dependent on the communications and information systems of our Adviser. In addition, certain of these systems are provided to our Adviser by third party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third party service provider, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and may adversely affect our business. There could be:
•
sudden electrical or telecommunications outages;

•
natural disasters such as earthquakes, tornadoes and hurricanes;

•
disease pandemics;

•
events arising from local or larger scale political or social matters, including terrorist acts; and

•
cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to make distributions to our stockholders.
Terrorist attacks, acts of war or natural disasters may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.
We face cyber-security risks.
Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.
The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.
Risks Relating to our Investments
Our investments are risky and highly speculative, and the lower middle and middle-market companies we target may have difficulty accessing the capital markets to meet their future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.
Investing in lower middle and middle-market companies involves a number of significant risks, including:
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
Investing in lower middle and middle-market companies involves a high degree of risk and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.
Our portfolio consists primarily of debt and equity investments in lower middle and middle-market companies. Investing in lower middle and middle-market companies involves a number of significant risks. Typically, the debt in which we invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade. Compared to larger publicly owned companies, these lower middle and middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns and other business disruptions. Typically, these companies need more capital to compete;

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
Economic recessions or downturns could impair us or our portfolio companies and harm our operating results.
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

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
There has been on-going discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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
We are subject to the risk that the debt investments we make in our portfolio companies may be repaid prior to maturity. We expect that our investments will generally allow for repayment at any time subject to certain penalties. When this occurs, we intend to generally reinvest these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our ability to make, or the amount of, principal and interest payments on the InterNotes, which could result in a decline in the market price of our securities.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We have historically invested and may continue to invest in second lien and subordinated loans issued by our portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the loans in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the loans in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, a portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with loans in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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
If we make second lien and subordinated debt investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
We may make second lien and subordinated debt investments that rank below other obligations of the obligor in right of payment. Second lien and subordinated debt investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or economic conditions in general. If we make a second lien or subordinated debt investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.
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
Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock will trade at, above or below net asset value. As of December 31, 2017, our net asset value per share was $11.09. The last reported sale price of a share of our common stock on the NASDAQ Global Select Market on March 13, 2018 was $7.70. If our common stock trades below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of a majority of our stockholders (including a majority of our unaffiliated stockholders) and our independent directors for such issuance.
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

•
changes in regulatory policies or tax guidelines with respect to RICs or BDCs;

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

There is no assurance that our stock repurchase program will result in repurchases of our common stock or enhance long term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.
On November 2, 2017, our board of directors authorized a $2.5 million discretionary open-market share repurchase program under which we may repurchase shares of our common stock in the open market until the earlier of  (i) November 2, 2018 or (ii) the repurchase of  $2.5 million in aggregate amount of our common stock. On November 16, 2017, our board of directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary share repurchase program until the earlier of  (i) January 31, 2019 or (ii) the repurchase of  $5.0 million in aggregate amount of our common stock. The timing, manner, price and amount of any stock repurchases will be determined by our board of directors and our management, in their discretion, based upon the evaluation of economic conditions, stock price, the timing of open trading windows, the availability of adequate funds, liquidity requirements, contractual restrictions, applicable legal and regulatory requirements and other factors.
We are not obligated to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the stock repurchase program at any time. There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value.
In addition, the stock repurchase program could have a material and adverse effect on our business for the following reasons:
•
Repurchases may not prove to be the best use of our cash resources.

•
Repurchases will diminish our cash reserves, which could impact our ability to finance future growth and to pursue possible future strategic opportunities.

•
We may incur debt in connection with our business in the event that we use other cash resources to repurchase shares, which may affect the financial performance of our business during future periods or our liquidity and the availability of capital for other needs of the business.

•
Repurchases could affect the trading price of our common stock or increase its volatility and may reduce the market liquidity for our stock.

•
Repurchases may not be made at the best possible price and the market price of our common stock may decline below the levels at which we repurchased shares of common stock.

•
Any suspension, modification or discontinuance of the stock repurchase program could result in a decrease in the trading price of our common stock.

•
Repurchases may make it more difficult for us to meet the diversification requirements necessary to qualify for tax treatment as a RIC for U.S. federal income tax purposes; failure to qualify for tax treatment as a RIC would render our taxable income subject to corporate-level U.S. federal income taxes.

•
Repurchases may cause our non-compliance with leverage covenants under the Credit Facility or the terms of the indenture under which the InterNotes are issued, which could have an adverse effect on our operating results and financial condition.

Risks Relating to the InterNotes
The InterNotes are unsecured and therefore are effectively subordinated to the secured indebtedness we have outstanding and may incur in the future.
The InterNotes are not secured by any of our assets and will not be secured by any of the assets of any future subsidiaries and will rank equally in right of payment of our future structurally subordinated, unsecured senior indebtedness. As a result, the InterNotes are subordinated to any secured indebtedness we or our subsidiaries have currently outstanding and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of any future subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the InterNotes. As of December 31, 2017 we had $89.7 million outstanding under the Credit Facility. The indebtedness under the Credit Facility is effectively senior to the InterNotes to the extent of the value of the assets securing such indebtedness.
The InterNotes are structurally subordinated to the indebtedness and other liabilities of any future subsidiaries.
The InterNotes are obligations exclusively of Alcentra Capital Corporation and not of our subsidiaries. None of our subsidiaries have guaranteed the InterNotes and the InterNotes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the InterNotes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the InterNotes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the InterNotes.
The indenture under which the InterNotes are issued contains limited protection for holders of the InterNotes.
The indenture under which the InterNotes are issued offers limited protection to holders of the InterNotes. The terms of the indenture and the InterNotes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the InterNotes. In particular, the terms of the indenture and the InterNotes will not place any restrictions on our or our subsidiaries’ ability to:
•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the InterNotes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the InterNotes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the InterNotes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or that would be senior to our equity interests in those entities and therefore rank structurally senior to the InterNotes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation at a time when our asset coverage, as defined in the 1940 Act, is below 200% after incurring such indebtedness or obligation, but giving effect, in each case, to any exemptive relief granted to us by the SEC;

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the InterNotes, including subordinated indebtedness;

•
sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•
enter into transactions with affiliates;

•
make investments; or

•
create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the InterNotes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the InterNotes do not protect holders of the InterNotes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity other than as described under.
Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the InterNotes may have important consequences as a holder of the InterNotes, including making it more difficult for us to satisfy our obligations with respect to the InterNotes or negatively affecting the trading value of the InterNotes.
Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the InterNotes, including additional covenants and events of default. For example, the indenture under which the InterNotes are issued does not contain cross-default provisions that are contained in the Credit Facility. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the InterNotes.
We cannot assure that a trading market for the InterNotes will ever develop or be maintained.
In evaluating the InterNotes, a holder of the InterNotes should assume that they will be holding the InterNotes until their stated maturity. The InterNotes are a new issue of securities and will not be listed on an exchange or quoted through a quotation system. We cannot assure you that a trading market for the InterNotes will ever develop, be liquid or be maintained. Many factors independent of our creditworthiness affect the trading market for and market value of the InterNotes. Those factors include, without limitation:
•
the method of calculating the principal and interest for the InterNotes;

•
the time remaining to the stated maturity of the InterNotes;

•
the outstanding amount of the InterNotes;

•
the redemption or repayment features of the InterNotes; and

•
the level, direction and volatility of interest rates generally.

There may be a limited number of buyers when you decide to sell the InterNotes. This may affect the price a holder of the InterNotes receives for InterNotes or the ability to sell InterNotes at all.
Certain options under the InterNotes may be limited in amount.
The InterNotes contain a provision permitting the optional repayment of those InterNotes prior to stated maturity, if requested by the authorized representative of the beneficial owner of those InterNotes, following the death of the beneficial owner of the InterNotes, so long as the InterNotes were owned by the beneficial owner or his or her estate at least six months prior to the request. We refer to this option as the “Survivor’s Option.” We will have a discretionary right to limit the aggregate principal amount of InterNotes subject to the Survivor’s Option that may be exercised in any calendar year to an amount equal to 2% of the outstanding principal amount of all InterNotes outstanding as of the end of the most recent calendar year. We also have the discretionary right to limit to $250,000 in any calendar year the aggregate principal amount of InterNotes subject to the Survivor’s Option that may be exercised in such calendar year on behalf of any individual deceased beneficial owner of InterNotes. Accordingly, no assurance can be given that exercise of the Survivor’s Option for the desired amount will be permitted in any single calendar year.
We may choose to redeem the InterNotes when prevailing interest rates are relatively low.
After the first anniversary of the issuance of the InterNotes, we may choose to redeem the InterNotes from time to time, especially when prevailing interest rates are lower than the rate borne by the InterNotes. If prevailing rates are lower at the time of redemption, a holder of the InterNotes would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the InterNotes being redeemed. Our redemption right also may adversely impact the ability to sell the InterNotes as the optional redemption date or period approaches.

If we default on our obligations to pay our indebtedness other than the InterNotes, we may not be able to make payments on the InterNotes.
As of December 31, 2017, we had approximately $89.7 million of indebtedness outstanding under the Credit Facility. Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the InterNotes and substantially decrease the market value of the InterNotes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Credit Facility), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the InterNotes and our other debt and to fund other liquidity needs.
If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including any InterNotes sold, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the InterNotes and our other debt. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Credit Facility or other debt, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the InterNotes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.
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
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol “ABDC.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market for each fiscal quarter since our initial public offering on May 9, 2014:
	Price Range
Fiscal Year Ended	High	Low
December 31, 2017
Fourth Quarter	$10.78	$7.20
Third Quarter	$13.63	$10.53
Second Quarter	$14.73	$13.25
First Quarter	$14.23	$12.02
December 31, 2016
Fourth Quarter	$13.33	$11.17
Third Quarter	$13.47	$12.10
Second Quarter	$12.50	$11.00
First Quarter	$12.04	$8.87
December 31, 2015
Fourth Quarter	$12.80	$11.01
Third Quarter	$13.48	$10.01
Second Quarter	$14.25	$12.42
First Quarter	$14.44	$12.36
December 31, 2014
Fourth Quarter	$13.50	$11.20
Third Quarter	$15.04	$10.60
Second Quarter(1)	$15.50	$14.00

(1)
From the IPO on May 8, 2014.

The last reported sale price for our common stock on the NASDAQ Global Select Market on March  13, 2018 was $7.70 per share. As of March 13, 2018, we had 16 shareholders of record.
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
The following table reflects the distributions per share that our board of directors has declared on our common stock from our initial public offering in May 2014 through December 31, 2017:
Date Declared	Record Date	Payment Date	Amount Per Share
Fiscal 2017
November 2, 2017	December 29, 2017	January 4, 2018	0.25
August 3, 2017	September 30, 2017	October 5, 2017	0.34
May 4, 2017	June 30, 2017	July 6, 2017	0.34
March 9, 2017	March 31, 2017	April 6, 2017	0.34
March 9, 2017	March 31, 2017	April 6, 2017	0.03
			$1.30
Fiscal 2016
November 3, 2016	December 31, 2016	January 5, 2017	0.34
August 4, 2016	September 30, 2016	October 6, 2016	0.34
May 5, 2016	June 30, 2016	July 7, 2016	0.34
March 7, 2016	March 31, 2016	April 7, 2016	0.34
			$1.36
Fiscal 2015
November 5, 2015	December 30, 2015	January 7, 2016	0.34
August 10, 2015	September 30, 2015	October 6, 2015	0.34
May 11, 2015	June 30, 2015	July 6, 2015	0.34
March 10, 2015	March 31, 2015	April 6, 2015	0.34
			$1.36
Fiscal 2014
November 4, 2014	December 30, 2014	January 6, 2015	0.34
August 12, 2014	September 30, 2014	October 6, 2014	0.34
June 24, 2014	June 30, 2014	July 7, 2014	0.178
Total:			$0.858

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
Sales of Unregistered Securities
During the year ended December 31, 2017, 2016 and 2015, no shares of our common stock were issued under our dividend reinvestment plan (“DRIP”).
Purchases of Equity Securities
Issuer Purchases of Equity Securities(1)
Information relating to the Company’s purchases of its common stock during the three months ended December 31, 2017 is as follows:
Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program(4)
October 1 through October 31, 2017	—	$—	—	$—
November 1 through November 30, 2017	21,400	7.74 – 8.00	21,400	4,830,258
December 1 through December 31, 2017	875	8.25	875	4,823,004
Total	22,275		22,275(3)

(1)
On November 2, 2017, our board of directors authorized a $2.5 million discretionary open-market share repurchase program under which we may repurchase shares of our common stock in the open market until the earlier of  (i) November 2, 2018 or (ii) the repurchase of  $2.5 million in aggregate amount of our common stock. On November 16, 2017, our board of directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary share repurchase program until the earlier of  (i) January 31, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The $5.0 million share repurchase program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three months ended December 31, 2017, we repurchased 22,275 shares of our common stock for $176,996 under the share repurchase program.

(2)
Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

(3)
Subsequent to period-end, through March 13, 2018, we repurchased an additional 16,786 shares of our common stock pursuant to the share repurchase program at an average price of  $8.13 per share.

(4)
As of March 13, 2018, considering repurchases of our common stock subsequent to period-end, the dollar value of shares that may yet be purchased by us under the $5.0 million share repurchase program is approximately $4.7 million.

Stock Performance Graph
This graph compares the stockholder return on our common stock with that of the Wells Fargo BDC Index and a customized peer group of five companies that include: CM Finance Inc., Garrison Capital Inc., Stellus Capital Investment Corp., Capitala Finance Corp., OFS Capital Corp., and Whitehorse Finance Inc., from the period May 8, 2014 (inception) through December 31, 2017. The comparison assumes that a $100 was invested on May 8, 2014 in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.
The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act.
Item 6.
Selected Financial Data

The following selected financial and other data is presented for the years ended December 31, 2017, 2016, 2015, the period from January 1, 2014 through May 7, 2014 the period from May 8, 2014 through December 31, 2014 and 2013 in thousands, except for per share data. The following selected financial data has been derived from financial statements that were audited by KPMG LLP and should be read in conjunction with our financial statements and related notes thereto and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Alcentra Capital Corporation from January 1, 2017 through December 31, 2017	Alcentra Capital Corporation from January 1, 2016 through December 31, 2016	Alcentra Capital Corporation from January 1, 2015 through December 31, 2015	Alcentra Capital Corporation from May 8,* 2014 through December 31, 2014	Year ended December 31, 2014 BNY Mellon-Alcentra Mezzanine III, L.P. from January 1, 2014 through May 7, 2014		BNY Mellon-Alcentra Mezzanine III, L.P. for the year ended December 31, 2013
Statement of operations data:
Total investment income	$33,351,509	$40,602,599	$33,916,249	$16,166,214		$7,761,894		$11,051,383
Total expenses, net of fee waiver	15,027,370	18,193,683	14,618,080	4,564,482		834,336		3,541,736
Net investment income	$18,324,139	$22,408,916	$19,298,169	$11,601,732		6,927,558		7,509,647
Net increase in net assets resulting from operations	$(19,101,742)	$8,789,516	$12,611,774	$14,735,021		$9,954,110		$9,652,411
Per share data:
Net investment income	$1.32	$1.66	$1.43	$0.86	$	N.A.	$	N.A.
Net increase (decrease) in net assets resulting from operations	$(1.33)	$0.65	$0.92	$1.30	$	N.A.	$	N.A.
Dividends declared	$1.30	$1.36	$1.36	$0.858	$	N.A.	$	N.A.
Net asset value per share	$11.09	$13.72	$14.43	$14.87	$	N.A.	$	N.A.
Balance sheet data:
Total assets	$310,326,150	$292,928,229	$307,495,807	$272,219,375		$175,925,784		$126,788,126
Cash and cash equivalents	13,882,956	3,891,606	4,866,972	10,022,617		10,703,472		729,431
Total net assets	$157,714,175	$184,524,591	$195,032,211	$200,989,308		$175,567,210		$110,639,427

*
On May 8, 2014, we purchased a portfolio of approximately $155.9 million in debt and equity investments, which consisted of all of the investment assets of BNY Mellon-Alcentra Mezzanine III, L.P. (‘‘Fund III’’), except for its equity investment and warrants in GTT Communications, Inc., for $64.3 million in cash and $91.5 million in shares of our common stock at the same price as shares issued in our initial public offering. Concurrent with our acquisition of these investment assets from Fund III, we also purchased approximately $29 million of debt and equity investment held by Alcentra Group for $29 million in cash.

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

•
the impact of activist shareholders on professional fees and management distractions;

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
Overview
Alcentra Capital Corporation (the “Company”, “Alcentra”, “ACC”, “we”, “us” or “our”) was formed as a Maryland corporation on June 4, 2013 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Alcentra is managed by Alcentra NY, LLC (the “Adviser”, or “Alcentra NY”), registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). State Street Bank and Trust Company (“State Street”) provides us with financial reporting, post-trade compliance, and treasury services. In addition, for U.S. federal income tax purposes, Alcentra has elected to be treated as a regulated investment company (“RIC”), commencing with its tax year ending December 31, 2014, under Subchapter M of the Internal Revenue.
BNY Mellon-Alcentra Mezzanine III, L.P. (the “Partnership” or “Fund III”) is a Delaware limited partnership, which commenced operations on May 14, 2010. The Partnership was formed for the purpose of seeking current income and long-term capital appreciation by making investments in senior debt securities, mezzanine debt securities, and common and preferred equity securities with equity rights or participations in U.S.-based middle market companies. BNY Mellon-Alcentra Mezzanine III (GP), L.P. (the “General Partner”), a Delaware limited liability company, is the General Partner of the Partnership. BNY Mellon-Alcentra Mezzanine Partners (the “Manager”), a division of Alcentra NY, LLC (“Alcentra Group”) and an affiliate of the General Partner, manages the investment activities of the Partnership. Alcentra NY, LLC is a majority-owned, indirect subsidiary of The Bank of New York Mellon Corporation.
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
The Company’s investment objective is to generate primarily current income and, to a lesser extent, capital appreciation through debt and equity investments, respectively by targeting investments in lower middle and middle-market companies (typically those with $5.0 million to up to $75 million of EBITDA) through first lien, second lien, unitranche and, to a lesser extent given the current credit environment, mezzanine debt and equity investments.
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
Portfolio Composition and Investment Activity
Expanded Investment Strategy and Portfolio Composition and Diversification
We originate and invest primarily in lower-middle and middle-market companies (typically those with $5.0 million to up to $75 million of EBITDA) through first lien, second lien, unitranche and, to a lesser extent given the current credit environment, mezzanine debt. We have expanded our investment strategy to include larger middle market companies and investments that have more seniority in a portfolio company’s capital structure, a security interest in the company’s collateral, and floating rate exposure and generally have more propensity to withstand changes in the economy, capital markets or other factors affecting such portfolio company. This expansion is a reflection of the current conditions of the debt capital markets combined with the Adviser’s view that we are in the later stages of the credit cycle. We are also executing this portfolio rotation to focus on stabilizing net asset value per share and minimizing credit losses associated with our historic focus on unsecured mezzanine debt and equity investment. The rotation to having a larger percentage of our portfolio in the senior part of the capital structure provides added protections, rights and remedies in case of a downturn in the economy or specific company performance issues. The addition of collateral also enhances our creditor rights during a workout or bankruptcy proceeding relative to other unsercured creditors. Lastly, more floating rate debt investments, versus fixed rate mezzanine debt, should reduce our exposure to interest rate increases. We believe that these measures are in the best interests of our stockholders; however, these shifts will likely result in a decrease in the weighted average yield on our investment portfolio. Although we expect that these measures will mitigate our investment-related risks to an extent, we also expect the weighted average yields on our portfolio will decrease as a result of the change in our investment strategy. We believe these measures are in the best interests of our stockholders.
Additionally, we will seek to increase the diversification of our portfolio through several measures including, but not limited to syndication of larger exposures to single issuers, the addition of  “club” and syndicated loans that may, or may not be rated, through both primary and secondary market purchases and through co-investment with other funds sponsored by our Adviser in accordance with our recently approved co-investment application by the SEC. We will utilize our new risk rating system, implemented in the third quarter of 2017, to guide the implementation of our diversification strategy and provide enhanced transparency to our stockholders.
During the year ended December 31, 2017, Alcentra invested $60.4 million in 4 new portfolio companies and $74.9 million in additional funding. We also received $90.1 million of repayments. During the year ended December 31, 2016, Alcentra invested $124.8 million in 12 new portfolio companies and $28.3 million in additional funding. We also received $89.3 million of repayments.
As of December 31, 2017, we had $287.6 million (at fair value) invested in 29 companies. Our portfolio included approximately 61.7% of first lien debt, 4.9% of second lien debt, 23.3% of mezzanine debt and 10.1% of equity investments at fair value. At December 31, 2017, our average portfolio company investment at amortized cost and fair value was approximately $11.5 million and $9.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $23.3 million and $23.3 million, respectively. When comparing these December 31, 2017 statistics to the comparative period, our first lien debt, which is secured by collateral has increased, from 34.6% to 61.7% in accordance with the expanded investment strategy noted above.
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
At December 31, 2017, 53.5% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 46.5% bore interest at fixed rates. At December 31, 2016, 58.4% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 41.6% bore interest at fixed rates.
The weighted average yield on all of our debt investments as of December 31, 2017 and December 31, 2016 was approximately 11.3% and 11.7%, respectively. The drop in weighted average yield is a function of several factors including the rotation to more senior secured floating rate debt investments, the conversion of certain debt instruments to equity, the repayment of certain higher yielding junior securities and redeployment into lower yielding assets in response to market conditions. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount but excluding investments on non-accrual status, if any. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2017 we had 6 such investments with an aggregate unfunded commitment of  $17.2 million and at December 31, 2016 we had 4 such investments with an aggregate unfunded commitment of  $6.3 million. The increase is a result of private equity sponsor “buy and build strategies” where we fund alongside of the private equity sponsor small tuck-in or other accretive acquisitions to help build scale, diversity products, increase customers or expand geographies of these portfolio companies.
The following table shows the portfolio composition by investment type at fair value and cost with the corresponding percentage of total investments.
	Fair Value				Cost
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	(dollars in thousands)
Senior Secured – First Lien	$177,340	61.7%	$95,684	34.6%	$181,664	54.5%	$97,516	33.2%
Senior Secured – Second Lien	14,204	4.9%	84,865	30.7%	24,331	7.3%	87,731	29.9%
Senior Subordinated	66,885	23.3%	74,050	26.8%	81,397	24.4%	77,960	26.6%
Equity/Other	29,126	10.1%	21,674	7.9%	45,824	13.8%	30,129	10.3%
Total	$287,555	100%	$276,273	100%	$333,217	100%	$293,336	100%

The following table shows portfolio composition by geographic region at fair value and cost with the corresponding percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.
	Fair Value				Cost
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	(dollars in thousands)
Southeast	$78,668	27.4%	$31,187	11.3%	$99,475	29.9%	$35,200	12.0%
Northeast	54,446	18.9%	14,435	5.3%	57,108	17.1%	14,241	5.0%
West	49,593	17.2%	29,231	10.6%	57,328	17.2%	34,638	11.8%
South	48,087	16.7%	73,849	26.7%	56,444	16.9%	82,261	28.0%
Midwest	33,560	11.7%	49,578	17.9%	39,884	12.0%	48,786	16.6%
Canada	23,200	8.1%	—	0.0%	22,978	6.9%	—	0.0%
Southwest	—	0.0%	29,507	10.7%	—	0.0%	29,982	10.2%
Eastern	—	0.0%	48,486	17.6%	—	0.0%	48,229	16.4%
Total	$287,555	100.0%	$276,273	100.0%	$333,217	100.0%	$293,336	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments.
	Fair Value		Cost
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Healthcare Services	19.23%	15.84%	16.55%	14.83%
Business Services	17.99%	—	15.41%	—
Industrial Services	10.32%	7.04%	8.93%	6.94%
Technology & Telecom	8.10%	5.23%	7.19%	5.16%
Wholesale/Distribution	6.85%	1.77%	5.79%	1.67%
High Tech Industries	6.51%	7.43%	5.61%	6.95%
Telecommunications	6.15%	9.90%	4.69%	9.07%
Retail	4.94%	4.35%	4.14%	4.05%
Security	4.92%	8.29%	4.61%	7.64%
Oil & Gas Services	3.88%	3.65%	4.86%	5.03%
Industrial Manufacturing	3.21%	5.89%	2.65%	5.27%
Environmental/Recycling Services	2.72%	2.36%	2.28%	2.42%
Media: Advertising, Printing & Publishing	2.32%	3.93%	3.80%	4.01%
Transportation Logistics	1.90%	1.56%	2.31%	2.55%
Waste Services	0.96%	4.76%	0.76%	4.63%
Media & Entertainment	0.00%	1.64%	3.11%	3.50%
Education	0.00%	4.89%	4.76%	5.06%
Automotive Business Services	0.00%	7.31%	2.55%	6.85%
Aerospace	0.00%	1.40%	0.00%	1.36%
Technology & IT	0.00%	1.42%	0.00%	1.31%
Food & Beverage	—	1.34%	—	1.70%
Total	100.00%	100.00%	100.00%	100.00%

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
Comparison of the years ended December 31, 2017, 2016 and 2015
Investment Income
We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Our investment strategy will continue to focus on more floating rate investments to protect against rising interest rates. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK, however, we will continue to avoid PIK features in new portfolio investments. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees. All of these fees, net of any out-of-pocket expenses are passed on as income to our shareholders.
The following shows the breakdown of investment income for the years ended December 31, 2017,2016, 2015, 2014, 2013 and 2012.
	Alcentra Capital Corporation	Alcentra Capital Corporation	Alcentra Capital Corporation	Alcentra Capital Corporation	BNY Mellon- Alcentra Mezzanine III, L.P.	BNY Mellon- Alcentra Mezzanine III, L.P.
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	For the period from Inception (May 8, 2014) through December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Interest Income	$26.9	$29.5	$25.7	$11.5	$9.1	$9.4
PIK Interest	4.1	6.2	5.9	3.6	1.7	2.0
Other Income/Fees	2.4	4.9	2.3	1.1	0.2	1.3
Total	$33.4	$40.6	$33.9	$16.1	$11.1	$12.6

Expenses
The following shows the breakdown of operating expenses for the years ended December 31, 2017, 2016, 2015, 2014, 2013 and 2012:
	Alcentra Capital Corporation	Alcentra Capital Corporation	Alcentra Capital Corporation	Alcentra Capital Corporation	BNY Mellon- Alcentra Mezzanine III, L.P.	BNY Mellon- Alcentra Mezzanine III, L.P.
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	For the period from Inception (May 8, 2014) through December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Operating Expenses:
Management Fees	$5.0	$5.2	$4.9	$2.5	$2.8	$4.4
Incentive Fees	0.6	3.3	3.3	1.0	—	—
Professional Fees	1.2	1.2	1.0	0.8	0.4	0.5
Valuation services	0.3	0.2	0.4	0.4	—	—
Interest and credit facility expense	6.4	5.7	4.1	1.0	0.1	0.1
Amortization of deferred financing costs	1.4	1.3	0.9	0.3	—	—
Directors Fees	0.3	0.3	0.2	0.2	—	—
Insurance Expense	0.2	0.3	0.3	0.2	—	—
Other Expenses	0.8	0.7	0.5	0.2	0.2	0.1
Total Operating Expenses	$16.4	$18.2	$15.6	$6.6	$3.5	$5.1
Waiver of Incentive & Management Fees	(1.3)	—	(1.0)	(2.0)	—	—
Total Expenses, net of fee waivers	$15.0	$18.2	$14.6	$4.6	$3.5	$5.1

*
Commencement of operations

For the year ended December 31, 2017, 2016, 2014 and 2013 we did not incur any capital gains incentive fee. For the year ended December 31, 2015 incentive fees include the effect of the Capital Gains Incentive Fee of  $1.0 million.
For the year ended December 31, 2017 the decrease in operating expenses was primarily due to a decrease associated with net earnings on our incentive fee. For the year ended December 31, 2016, the increase in operating expenses was primarily due to an increase in interest expense due to the issuance of an additional $15 million in aggregate principal amount of InterNotes, and an increase in amortization of deferred financings costs and deferred note offering costs. The year ended December 31, 2015 represented the first full year of operations. The increase in operating expenses was primarily due to an increase in interest expense due to the issuance of  $40 million in aggregate principal amount of InterNotes and an increase in management fees due to the increase in the size of our portfolio.
For the year ended December 31, 2014, the increase of  $1.1 million in operating expenses was due primarily to the interest expense on the Credit Facility and increased operating expenses due to growth in our investment portfolio. These operating expenses consisted of base management fees, incentive fees, administrative services expenses, professional fees, and other general and administrative expenses.
Net Investment Income
Net investment income was $18.3 million, or $1.32 per common share based on the weighted average of 13,928,869 common shares outstanding for the year ended December 31, 2017 as compared to $22.4 million, or $1.66 per common share based on the weighted average of 13,496,128 common shares outstanding for the year ending December 31, 2016.

The decrease in net investment income is primarily the result of the pace of repayments versus the pace of deployment together with the compression of yields in the marketplace. The decrease is also due to the rise in the LIBOR rate during the course of 2017. For the period ending December 31, 2015 our net investment income was $19.3 million. For the period January 1, 2014 to May 7, 2014, net investment income was $6.9 million.
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
Proceeds from sales and repayments on investments for the year ended December 31, 2017 totaled $90.1 million and net realized losses totaled $11.4 million. This was due primarily to the restructuring of My Alarm Center in which our debt was converted to equity. This conversion resulted in a loss on the debt security. We now hold an equity position in this portfolio company. Proceeds from sales and repayments on investments for the year ended December 31, 2016 totaled $158.8 million and net realized losses totaled $4.3 million.
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
Net change in unrealized appreciation (depreciation) on investments for the year ended December 31, 2017 and for the year ended December 31, 2016 totaled $(28.6) million and $(9.9) million, respectively. The increase in unrealized depreciation was due primarily to the following: (1) GST Autoleather declared bankruptcy in October 2017 resulting in a writedown of  $8.5 million (2) Media Storm was written down by $2.5 million (3) Show Media was written down by $2.0 million (4) Southern Tech was written down by $13 million and (5) Consisus was written down by $4 million.
The change in unrealized appreciation (depreciation) was due primarily to the reversals of the write downs of Xpress Global Sysems, Black Diamond, and Show Media and the unrealized depreciation on DRC Emergency Services for December 31, 2016 and 2015, respectively.
Net change in unrealized appreciation (depreciation) on investments for the partial year ended December 31, 2015 totaled $11.6 million, respectively.
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

Provision for Taxes on Unrealized Appreciation on Investments
We have a direct wholly owned subsidiary that has elected to be a taxable entity (the ‘‘Taxable Subsidiary’’). The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the year ended December 31, 2017, we recognized a benefit for taxes on unrealized loss on investments of  $2.6 million. For the year ended December 31, 2016, we recognized a benefit for taxes on unrealized loss on investments of $0.635 million. For the year ended December 31, 2015, we recognized a benefit for taxes on unrealized loss on investments of  $2.2 million. For the year ended December 31, 2014, we recognized a provision for income tax on unrealized gain on investments of  $1.6 million for the Taxable Subsidiary. For the year ended December 31, 2013, we recognized no income tax or benefit related to the Taxable Subsidiary. As of December 31, 2015 and 2014, $1.4 million and $1.7 million, respectively, was included in the deferred tax asset on the Consolidated Statement of Assets and Liabilities.
Federal Tax Information
The Form 1099-DIV you received in February 2018 shows the tax character of all distributions paid to your account in calendar year 2017. Shareholders are advised to consult their own tax adviser with respect to the tax consequences of their investment in the Company. As required by the Internal Revenue Code and/or regulations, shareholders must be notified regarding the status of qualified dividend income for individuals, the dividends received deduction for corporations and capital gains dividends.
Qualified Dividend Income
For the fiscal year ended December 31, 2017, the Company designated approximately $604,000, or up to the maximum amount of such dividends allowable pursuant to the Internal Revenue Code, as qualified dividend income eligible for the reduced tax rate of 20%.
Net Increase (Decrease) in Net Assets Resulting from Operations
Net decrease in net assets resulting from operations totaled ($19.1) million, or ($1.37) per common share for the year ended December 31, 2017, as compared to a net increase in net assets resulting from operations totaling $8.8 million, or $0.65 per common share for the year ended December 31, 2016. These are based on weighted average of 13,928,869 and 13,496,128 common shares outstanding for December 31, 2017 and 2016, respectively.
Net increase in net assets resulting from operations totaled $12.6 million for the year ended December 31, 2015 and $14.7 million for the year ended December 31, 2014.
Net increase in net assets resulting from operations totaled $9.9 million for the period January 1, 2014 to May 7, 2014, and $9.6 million for the year ended December 31, 2013.
The net increase is due to interest income and an increase in net unrealized appreciation generated from our investment portfolio offset by our operating expenses.
Financial condition, liquidity and capital resources
Cash Flows from Operating and Financing Activities
Our operating activities used cash of  $31.5 million for the year ended December 31, 2017, primarily in connection with the increase in unrealized depreciation from portfolio investments. Our financing activities for the year ended December 31, 2017 provided cash of  $41.5 million primarily from increased borrowing under the Credit Facility.

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
Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. We were in compliance with the asset coverage ratios at all times. As of December 31, 2017, 2016, 2015 and 2014, our asset coverage ratio was 209%, 299%, 298% and 436%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.
As of December 31, 2017, 2016, 2015 and 2014, we had cash of  $13.9 million, $3.9 million, $4.9 million and $10.0 million, respectively.
On May 8, 2014, we entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital LLC, as administrative agent, collateral agent and a lender, and the lenders from time to time party thereto. The Credit Facility has outstanding commitments of  $135 million, with an accordion feature that allows for an increase in total commitments up to $250 million, subject to satisfaction of certain conditions at the time of any such future increase. The Credit Facility has a maturity date of August 11, 2020 and a revolving period that expires on August 11, 2019. Amounts available to borrow under the Credit Facility are subject to a minimum borrowing base that applies an advance rate to certain portfolio investments. Borrowings under the Credit Facility bear interest, at our election, at a rate per annum equal to (i) 3.25% plus the one, three or six month LIBOR rate, as applicable, or (ii) 2.25% plus the highest of  (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero. We pay a commitment fee ranging from 0.5% to 1.0% per annum based on the size of the unused portion of the Credit Facility. The Credit Facility is secured by a first priority security interest in all of our portfolio investments, the equity interests in certain of our direct and indirect subsidiaries, and substantially all of our other assets.
The Credit Facility also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum stockholders’ equity, a minimum asset coverage ratio of 2.00 to 1 for the period from December 31, 2017 to June 30, 2018 and 2.25% to 1 at any other time, a minimum interest coverage ratio of 2.50 to 1 as of the last day of any fiscal quarter, a minimum liquidity test, a minimum net worth of $126,201,991 from December 31, 2017 through June 30, 2018 and $149,559,368 at any other time, and maintenance of RIC and BDC status. See “Item 9B — Other Information — Amendment to the Credit Facility.” The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, and certain change in control events.
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
Contractual Obligations
As of December 31, 2017, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:
	Total	2017	2018	2019	2020	2021	2022 and thereafter
	(dollars in thousands)
Credit facility payable	$39,133	$—	$—	$39,133	$—	$—	$—
Notes payable	$55,000	—	—	0	38,582	15,000	1,418
	$94,133	$—	$—	$39,133	$38,582	$15,000	$1,418
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our portfolio companies. As of December 31, 2017, 2016, 2015 and 2014, our off-balance sheet arrangements consisted of  $17.2 million, $6.3 million, $1.0 million and $12.3 million of unfunded commitments. As of December 31, 2013, our off-balance sheet arrangements consisted of $2.6 million of unfunded commitments to provide debt financing to one portfolio company.
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
Valuation of portfolio investments
We generally invest in illiquid loans and securities including debt of lower-middle and middle-market companies and, to a lesser extent, equity investments in such companies. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least once annually. With respect to unquoted securities, we value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies and other factors.
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

•
Preliminary valuation conclusions are then documented and discussed with our Adviser’s Investment Committee;

•
Independent valuation firms engaged by the valuatioon committee of our board of directors will prepare valuations on a selected basis and submit reports to the board of directors;

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
Rating Summary – December 31, 2017
(dollars in thousands)
Risk Rating	Cost	% of Cost	FMV	% of FMV
1	171,487	51.5%	176,486	61.4%
2	81,226	24.4%	79,637	27.7%
3	33,110	9.9%	24,753	8.6%
4	12,678	3.8%	6,678	2.3%
5	34,715	10.4%	0	0.0%
	333,217	100.0%	287,555	100.0%
Recent Developments
Subsequent to December 31, 2017, the following activity occurred:
On January 3, 2018, Stancor, Inc. First Lien debt was sold at par for $4.1 million.

On January 3, 2018, IGT First Lien debt was sold at par for $7.8 million.
On January 3, 2018, $6.0 million of the outstanding Cirrus Medical Staffing First Lien debt was sold.
On January 4, 2018, Alcentra paid a dividend to shareholders of record as of December 29, 2017 of $0.25 per share.
On February 1, 2018, Alcentra funded $1.5 million of Healthcare Associates of Texas LLC’s revolver commitment.
On February 15, 2018, Metal Powder Products LLC repaid its 2nd Lien debt totaling $8.3 million and a prepayment fee of  $0.250 million.
On February 28, 2018, NextCare Holdings, Inc. repaid its 2nd Lien debt totaling $15.9 million and a prepayment fee of  $1.1 million.
On March 2, 2018 Alcentra invested $7.0 million in BayMark Health Services (L+ 8.25% 2nd Lien).
On March 5, 2018, $2.6 million of the outstanding Cirrus Medical Staffing First Lien debt was sold.
On March 5, 2018, Alcentra funded $1.4 million of Cirrus Medical Staffing’s revolver commitment.
On March 8, 2018, the Board of Directors approved the 2018 first quarter dividend of $0.18 per share for shareholders of record March 29, 2018 and payable April 4, 2018.
On March 12, 2018, Battery Solutions, Inc. repaid a portion of its subordinated debt totaling $1.25 million.
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the year ended December 31, 2017, 12 of our loans or 53.5% of the fair value of our portfolio bore interest at floating rates. All of these floating rate loans have interest rate floors, which have all been exceeded in the current interest rate environment. For year ended December 31, 2016, 16 of our loans or 58.4% of the fair value of our portfolio bore interest at floating rates. Assuming that the Statement of Assets and Liabilities as of December 31, 2016, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one or two percent increase in LIBOR would have less than a 2% effect on our portfolio. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 8.
Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Alcentra Capital Corporation and Subsidiary:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Alcentra Capital Corporation and Subsidiary (the “Company”), including the consolidated schedules of investments, as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2017 and 2016, by correspondence with portfolio companies, or by other appropriate audit procedures when replies from portfolio companies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2007.
New York, NY
March 14, 2018
See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Statements of Assets and Liabilities
	As of December 31, 2017	As of December 31, 2016
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $265,675,598 and $248,479,039, respectively)	$252,325,403	$239,722,117
Non-controlled, affiliated investments, at fair value (cost of $51,734,635 and $29,734,859, respectively)	19,972,905	22,094,203
Controlled, affiliated investments, at fair value (cost $15,806,301 and $15,122,171, respectively)	15,256,237	14,456,630
Cash	13,882,956	3,891,606
Dividends and interest receivable	1,942,300	3,240,640
Receivable for investments sold	669,733	2,139,463
Deferred financing costs	514,241	1,287,807
Deferred tax asset	4,934,962	1,264,811
Income tax asset	748,408	—
Prepaid expenses and other assets	79,005	100,770
Total Assets	$310,326,150	$288,198,047
Liabilities
Credit facility payable	$89,703,273	$39,133,273
Notes payable (net of deferred note offering costs of $1,252,165 and $1,495,062, respectively)	53,747,835	53,504,938
Other accrued expenses and liabilities	447,589	282,165
Directors’ fees payable	68,917	95,000
Professional fees payable	548,455	331,867
Interest and credit facility expense payable	1,248,791	1,008,127
Management fee payable	1,265,172	1,301,591
Income-based incentive fees payable	1,294,985	2,071,661
Distributions payable	3,561,305	4,586,816
Unearned structuring fee revenue	725,653	1,175,319
Income tax liability	—	182,699
Total Liabilities	$152,611,975	$103,673,456
Commitments and Contingencies (Note 12)
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 14,222,945 and 13,451,633 shares outstanding, respectively)	14,223	13,452
Additional paid-in capital	206,570,701	196,290,348
Accumulated net realized loss	(11,436,155)	(776,548)
Undistributed net investment income	4,449,122	4,890,065
Net unrealized appreciation (depreciation) on investments, net of benefit/(provision) for taxes of $3,778,273 and $1,170,393 as of December 31, 2017 and December 31, 2016, respectively	(41,883,716)	(15,892,726)
Total Net Assets	157,714,175	184,524,591
Total Liabilities and Net Assets	$310,326,150	$288,198,047
Net Asset Value Per Share	$11.09	$13.72

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Statements of Operations
	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$23,917,956	$25,178,890	$19,225,065
Paid-in-kind interest income from portfolio investments	1,156,486	3,182,683	3,128,501
Other income from portfolio investments	2,228,104	2,475,976	1,819,533
Dividend income from portfolio investments	171,083	82,777	302,874
From non-controlled, affiliated investments:
Interest income from portfolio investments	1,318,924	2,742,054	4,231,004
Paid in-kind income from portfolio investments	2,209,418	2,365,373	2,632,281
Other income from portfolio investments	—	2,352,766	72,320
From controlled, affiliated investments:
Interest income from portfolio investments	1,665,409	1,566,173	2,280,106
Paid in-kind income from portfolio investments	684,129	655,907	159,722
Other income from portfolio investments	—	—	64,843
Total investment income	33,351,509	40,602,599	33,916,249
Expenses:
Management fees	4,975,349	5,209,684	4,943,886
Income-based incentive fees	638,244	3,255,167	2,270,450
Capital gains incentive fees	—	—	1,001,467
Professional fees	1,248,715	1,227,977	966,671
Valuation services	314,432	236,904	419,264
Interest and credit facility expense	6,434,924	5,657,154	4,142,013
Amortization of deferred financing costs	912,710	1,154,343	867,786
Directors’ fees	341,680	296,809	243,726
Insurance expense	239,048	264,209	272,331
Amortization of deferred note offering costs	473,768	193,357	—
Other expenses	778,920	697,809	491,953
Total expenses	16,357,790	18,193,413	15,619,547
Waiver of management fees	(1,330,420)	—	—
Waiver of capital gains incentive fees	—	—	(1,001,467)
Net expenses	15,027,370	18,193,413	14,618,080
Net investment income	$18,324,139	$22,409,186	$19,298,169
Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(11,434,891)	(4,018,220)	2,722,992
Non-controlled, affiliated investments	—	11,019,205	—
Controlled, affiliated investments	—	(11,282,968)	—
Net realized gain (loss) from portfolio investments	(11,434,891)	(4,281,983)	2,722,992
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(4,593,273)	(10,390,732)	230,245
Non-controlled, affiliated investments	(24,121,074)	(10,458,180)	3,128,631
Controlled, affiliated investments	115,477	10,875,915	(15,000,080)
Net change in unrealized appreciation (depreciation) from portfolio investments	(28,598,870)	(9,972,997)	(11,641,204)
Benefit/(Provision) for taxes on unrealized gain (loss) on investments	2,607,880	635,580	2,231,817
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	(37,425,881)	(13,619,400)	(6,686,395)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(19,101,742)	$8,789,786	$12,611,774

Basic and diluted:
Net investment income per share	$1.32	$1.66	$1.43
Earnings per share	$(1.37)	$0.65	$0.93
Weighted Average Shares of Common Stock Outstanding	13,928,869	13,496,128	13,516,766

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Statements of Changes in Net Assets
	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Increase (decrease) in net assets resulting from operations
Net investment income	$18,324,139	$22,409,186	$19,298,169
Net realized gain (loss) on investments	(11,434,891)	(4,281,983)	2,722,992
Net change in unrealized appreciation (depreciation) on investments	(28,598,870)	(9,972,997)	(11,641,204)
Benefits/(Provision) for taxes on unrealized gain (loss) on investments	2,607,880	635,580	2,231,817
Net increase (decrease) in net assets resulting from operations	(19,101,742)	8,789,786	12,611,774
Capital transactions
Offering costs	—	(165,635)	(186,069)
Issuance of common stock (808,161, 0 shares and 0 shares, respectively)	10,853,602	—	—
Repurchase of common stock (36,849, 65,133 and 0 shares, respectively)	(342,510)	(775,622)	—
Net increase (decrease) in net assets resulting from capital transactions	10,511,092	(941,257)	(186,069)
Distributions to shareholders from:
Net investment income	(17,816,654)	(18,351,553)	(18,382,802)
Realized gains	(403,112)	(4,596)	—
Total distributions to shareholders	(18,219,766)	(18,356,149)	(18,382,802)
Total increase (decrease) in net assets	(26,810,416)	(10,507,620)	(5,957,097)
Net assets at beginning of year	184,524,591	195,032,211	200,989,308
Net assets at end of year (including undistributed net investment income of $4,449,122, $4,890,065 and $1,130,327, respectively)	$157,714,175	$184,524,591	$195,032,211
Dividends declared per common share:	$1.300	$1.360	$1.360

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Statements of Cash Flows
	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Cash Flows from Operating Activities
Net increase/(decrease) in net assets resulting from operations	$(19,101,742)	$8,789,786	$12,611,774
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from portfolio investments	11,434,891	4,281,983	(2,722,992)
Net change in unrealized (appreciation) depreciation of portfolio investments	28,598,870	9,972,997	11,641,204
Deferred tax asset	(3,670,151)	117,597	(1,382,408)
Deferred tax liability	—	—	(1,697,004)
Paid in-kind interest income from portfolio investments	(4,050,033)	(6,203,963)	(5,920,504)
Accretion of discount on debt securities	(1,905,751)	(1,225,834)	(444,557)
Purchases of portfolio investments	(135,508,569)	(145,561,983)	(96,601,565)
Net proceeds from sales/return of capital of portfolio investments	90,148,997	158,805,461	56,340,657
Amortization of deferred financing costs	912,710	1,154,343	867,786
Amortization of deferred note offering costs	473,768	193,357	—
(Increase) decrease in operating assets:
Dividends and interest receivable	1,298,340	(633,435)	(1,189,705)
Receivable for investments sold	1,469,730	(2,139,463)	4,753
Income tax asset	(748,408)	—	—
Prepaid expenses and other assets	21,765	12,960	14,658
Increase (decrease) in operating liabilities:
Payable for investments purchased	—	—	(8,717)
Other accrued expenses and liabilities	165,424	10,364	(267,616)
Directors’ fees payable	(26,083)	57,975	(48,667)
Professional fees payable	216,588	(149,466)	71,705
Interest and credit facility expense payable	240,664	194,905	596,746
Management fee payable	(36,419)	(622)	686,545
Income-based incentive fees payable	(776,676)	989,864	1,081,797
Unearned structuring fee revenue	(449,666)	485,742	172,238
Income tax	(182,699)	(660,113)	797,540
Net cash provided by (used in) operating activities	(31,474,450)	28,492,455	(25,396,332)
Cash Flows from Financing Activities
Issuance of common stock	10,853,602	—	—
Financing costs paid	(139,144)	(258,269)	(1,065,147)
Offering costs paid	(230,871)	(697,432)	(1,316,948)
Proceeds from credit facility payable	117,820,000	116,375,000	255,102,027
Repayments of credit facility payable	(67,250,000)	(140,746,465)	(254,096,443)
Proceeds from notes payable	—	15,000,000	40,000,000
Distributions paid to shareholders	(19,245,277)	(18,365,033)	(18,382,802)
Repurchase of common stock	(342,510)	(775,622)	—
Net cash provided by (used in) financing activities	41,465,800	(29,467,821)	20,240,687
Increase (decrease) in cash and cash equivalents	9,991,350	(975,366)	(5,155,645)
Cash at beginning of year	3,891,606	4,866,972	10,022,617
Cash and Cash Equivalents at End of Year	$13,882,956	$3,891,606	$4,866,972
Supplemental and non-cash financing activities:
Cash paid during the year for interest	$6,194,260	$5,462,249	$3,870,973
Accrued offering costs	$2,485	$2,485	$2,485
Accrued distributions payable	$3,561,305	$4,586,816	$4,595,700
See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Schedule of Investments
As of December 31, 2017
Company(+)(^)***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 159.99%
Senior Secured – First Lien — 103.57%
Black Diamond Rentals	Oil & Gas Services	12% Cash, 2% PIK(2)		14.00%	7/9/2018	5,937,501	$5,937,501	$4,875,828	3.09%
		4% Cash, 10% PIK		14.00%	7/9/2018	2,288,381	2,246,806	2,288,400	1.45%
							8,184,307	7,164,228	4.54%
CGGR Operations Holdings Corporation(3)	Business Services	11.5%	1.00%	12.50%	10/2/2023	13,431,579	13,302,663	13,431,578	8.52%
		7.0%	1.00%	8.00%	9/30/2022	9,768,421	9,675,645	9,768,421	6.19%
							22,978,308	23,199,999	14.71%
Champion ONE(3)	Technology & Telecom	LIBOR + 10.5%	1.00%	11.83%	3/17/2022	7,078,125	7,020,027	7,078,125	4.49%
Cirrus Medical Staffing, Inc.(3),(4)	Business Services	LIBOR + 8.25%	1.00%	9.61%	10/19/2022	18,600,000	18,510,539	18,600,000	11.79%
Healthcare Associates of Texas, LLC(3),(4)	Healthcare Services	LIBOR + 8.0%	1.00%	9.39%	11/8/2022	23,334,250	23,334,250	23,334,250	14.80%
IGT(3),(4)	Industrial Services	LIBOR + 8.50%	1.00%	9.86%	12/10/2019	7,783,012	7,743,557	7,783,012	4.94%
Integrated Efficiency Solutions, Inc.(3),(5)	Industrial Services	LIBOR + 9.25%	1.00%	10.59%	6/30/2022	19,500,000	19,436,803	19,500,000	12.36%
Lugano Diamonds & Jewelry, Inc.(3)	Retail	LIBOR + 10.0%	0.75%	11.34%	10/24/2021	8,000,000	7,349,002	7,483,890	4.75%
NTI Holdings, LLC(3),(4)	Telecommunications	LIBOR + 8.0%	1.00%	9.57%	3/30/2021	15,097,584	14,869,193	14,961,923	9.49%
Palmetto Moon LLC	Retail	11.5% Cash, 1.0% PIK		12.50%	10/31/2021	5,378,909	5,357,837	5,378,909	3.41%
Pharmalogics Recruiting, LLC(4)	Business Services	10.25% Cash		10.25%	1/31/2022	9,925,000	9,845,384	9,925,000	6.29%
Stancor, Inc.(3)	Wholesale/ Distribution	LIBOR + 8.00%	0.75%	9.37%	8/19/2019	4,105,932	4,105,932	4,105,932	2.60%
Superior Controls, Inc.(3),(4)	Wholesale/ Distribution	LIBOR + 8.75%	1.00%	10.09%	3/22/2021	14,825,000	14,775,976	14,825,000	9.40%
Total Senior Secured – First Lien							163,511,115	163,340,268	103.57%
Senior Secured – Second Lien — 5.54%
Medsurant Holdings, LLC	High Tech Industries	13.00% Cash		13.00%	6/30/2020	8,729,396	$8,677,481	$8,729,396	5.54%
Total Senior Secured – Second Lien							8,677,481	8,729,396	5.54%
Senior Subordinated — 40.88%
Black Diamond Rentals(2)	Oil & Gas Services	4% Cash		4.00%	7/9/2018	8,009,188	$8,009,188	$4,004,594	2.54%
GST Autoleather(2),(6)	Automotive Business Services	11% Cash, 2.0% PIK		13.00%	1/11/2021	8,496,238	8,496,239	—	—
Media Storm, LLC(2)	Media & Entertainment	10% PIK		10.00%	8/28/2019	2,454,545	$2,454,545	$1	—
Metal Powder Products LLC(3)	Industrial Manufacturing	LIBOR + 11.25%, 1.0% PIK	0.75%	13.59%	11/5/2021	8,333,733	8,333,734	8,500,408	5.39%
NextCare Holdings, Inc.	Healthcare Services	10% Cash, 4% PIK		14.00%	12/31/2018	15,833,365	15,731,616	15,833,365	10.04%
Pharmalogic Holdings Corp.	Healthcare Services	12% Cash		12.00%	9/1/2021	16,122,103	16,093,930	16,122,103	10.22%
QRC Holdings, LLC	High Tech Industries	12.25% Cash		12.25%	11/19/2021	10,000,000	10,000,000	10,000,000	6.34%
Security Alarm Financing Enterprises L. P.(3),(7)	Security	LIBOR + 13.00%, 0.34% PIK	1.00%	14.34%	6/19/2020	10,019,787	9,873,536	10,019,780	6.35%
Total Senior Subordinated							78,992,788	64,480,251	40.88%

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Schedule of Investments continued
As of December 31, 2017

Company(+)(^)***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Equity/Other — 10.00%
Champion ONE, Common Shares(2)	Technology & Telecom					11,250	$1,125,000	$984,332	0.62%
IGT, Preferred Shares(2)	Industrial Services	11% PIK		11.00%	12/10/2019	1,110,922	1,110,923	—	—
Common Shares(2)						44,000	44,000	—	—
Preferred AA Shares		15% PIK		15.00%	12/10/2019	326,789	326,789	326,789	0.21%
							1,481,712	326,789	0.21%
Integrated Efficiency Solutions, Inc. Preferred Shares(2),(5)	Industrial Services					1,079,365	1,100,000	2,058,646	1.31%
Lugano Diamonds & Jewelry, Inc, Warrants(2)	Retail					666,615	666,615	1,000,000	0.63%
Metal Powder Products, LLC, Common Shares(2)	Industrial Manufacturing					500,000	500,000	719,047	0.46%
My Alarm Center, LLC, Common Shares(2)	Security					129,582	256,793	—	—
Junior Preferred Shares(2)						2,420	2,366,549	1,253,570	0.79%
Senior Preferred Shares(2)		8% PIK		8.00%	7/14/2022	2,998,437	2,862,059	2,862,059	1.81%
							5,485,401	4,115,629	2.60%
NTI Holdings, LLC, Preferred Shares(2)	Telecommunications					424,621	547,349	1,679,748	1.06%
Warrants(2)						417,823	224,689	1,035,867	0.66%
							772,038	2,715,615	1.72%
Palmetto Moon LLC, Common Shares(2)	Retail					434,145	$434,145	$329,633	0.21%
Superior Controls, Inc., Preferred Shares(2)	Wholesale/ Distribution					400,000	400,000	754,000	0.48%
Tunnel Hill Class B Common Units(2),(8)	Waste Services					98,418	2,529,303	2,771,797	1.76%
Total Equity/Other							14,494,214	15,775,488	10.00%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							265,675,598	252,325,403	159.99%
Investments in Non-Controlled, Affiliated Portfolio Companies — 12.67%*
Senior Secured – First Lien —
Show Media, Inc.(2)	Media & Entertainment	8% Cash, 3% PIK		11.00%	12/31/2018	4,153,393	$4,153,393	$1	—
Total Senior Secured – First Lien							4,153,393	1	—
Senior Secured – Second Lien — 3.47%
Southern Technical Institute, Inc.	Education	15% PIK		15.00%	12/2/2020	8,451,041	$8,451,041	$1	—
Xpress Global Systems, LLC(3)	Transportation Logistics	15% PIK		15.00%	7/9/2020	5,455,263	5,222,687	3,509,422	2.22%
		LIBOR + 11.0%	1.00%	12.33%	7/9/2020	1,964,872	1,979,609	1,964,872	1.25%
							7,202,296	5,474,294	3.47%
Total Senior Secured – Second Lien							15,653,337	5,474,295	3.47%
Senior Subordinated — 1.53%
Battery Solutions, Inc.	Environmental/ Recycling Services	6% Cash, 8% PIK		14.00%	11/6/2021	2,404,598	$2,404,598	$2,404,598	1.53%
Total Senior Subordinated							2,404,598	2,404,598	1.53%

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Schedule of Investments continued
As of December 31, 2017

Company(+)(^)***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Equity/Other — 7.67%
Battery Solutions, Inc., Class A and F Units(2)	Environmental/ Recycling Services					5,000,000	$1,058,000	$1,277,000	0.81%
Class E Units		8% PIK		8.00%	11/6/2021	4,138,569	4,138,569	4,138,569	2.62%
							5,196,569	5,415,569	3.43%
Conisus, LLC, Common Shares(2)	Media: Advertising, Printing & Publishing					4,914,556	—	—	—
Preferred Equity		12% PIK		12.00%		12,677,834	12,677,834	6,678,442	4.24%
							12,677,834	6,678,442	4.24%
Show Media, Inc., Units(2)	Media & Entertainment					4,092,210	3,747,428	—	—
Southern Technical Institute, Inc., Class A Units(2)	Education					3,164,063	$2,167,000	$—	—
Preferred Shares		15.75% PIK		15.75%	3/30/2026	5,135,209	5,024,209	—	—
Warrants(2)						221,267	221,267	—	—
							7,412,476	—	—
Xpress Global Systems, LLC, Warrants(2)	Transportation Logistics					489,000	489,000	—	—
Total Equity/Other							29,523,307	12,094,011	7.67%
Total Investments in Non-Controlled, Affiliated Portfolio Companies							51,734,635	19,972,905	12.67%
Investments in Controlled, Affiliated Portfolio Companies — 9.67%**
Senior Secured – First Lien — 8.87%
FST Technical Services, LLC	Technology & Telecom	12% Cash, 5% PIK		17.00%	6/30/2019	13,999,758	$13,999,758	$13,999,758	8.87%
Total Senior Secured – First Lien							13,999,758	13,999,758	8.87%
Equity/Other — 0.80%
FST Technical Services, LLC, Common Class B Shares(2)	Technology & Telecom	9% PIK		9.00%		1,750,000	$1,806,543	$1,256,479	0.80%
Total Equity/Other							1,806,543	1,256,479	0.80%
Total Investments in Controlled, Affiliated Portfolio Companies							15,806,301	15,256,237	9.67%
Total Investments							333,216,534	287,554,545	182.33%
Liabilities In Excess Of Other Assets								(129,840,370)	(82.33)%
Net Assets								$157,714,175	100.00%

(+)
All portfolio companies listed are qualifying assets.

(^)
All investments are level 3 investments and are therefore valued using unobservable inputs.

*
Denotes investments in which the Company is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2017 in these affiliated investments are as follows:

Name of Issuers	Fair Value at December 31, 2016	Gross Addition	Gross Reductions	Transfers In/Out	Paid-in-kind/ Interest/ Dividend/ Other Income	Fair Value at December 31, 2017
Battery Solutions, Inc.	$6,517,046	$—	$—	$—	$650,999	$7,820,167
Conisus, LLC	—	—	—	—	1,121,469	6,678,442
Show Media, Inc.	2,077,000	—	—	—	95,164	1
Southern Technical Institute, Inc.	13,500,157	—	—	—	1,205,438	1
Xpress Global Systems, LLC	—	—	—	7,475,203	455,272	5,474,294
	$22,094,203	$—	$—	$7,475,203	$3,528,342	$19,972,905

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Schedule of Investments continued
As of December 31, 2017

**
Denotes investments in which the Company is an “Affiliate Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2017 in these affiliated and controlled investments are as follows:

Name of Issuers	Fair value at December 31, 2016	Gross Additions	Gross Reductions	Transfers In/Out	Interest/ Dividend/ Other Income	Fair Value at December 31, 2017
FST Technical Services, LLC	$14,456,630	$—	$—	—	$2,349,538	$15,256,237
	$14,456,630	$—	$—	—	$2,349,538	$15,256,237

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

(4)
The investment has an unfunded commitment as of December 31, 2017 which is excluded from the presentation (see Note 12).

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
See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Schedule of Investments – (continued)
As of December 31, 2016

Company(+)***	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
My Alarm Center, LL, Class A Preferred(4)	Security				284,589	—	284,589	0.15%
NTI Holdings, LLC, Common Shares(4)	Telecommunications				376,515	403,030	779,000	0.42%
Warrants(4)					417,823	224,689	444,998	0.24%
						627,719	1,223,998	0.66%
Palmetto Moon LLC, Common Shares	Retail				434,145	434,145	434,145	0.24%
Superior Controls, Inc., Preferred Shares(4)	High Tech Industries				400,000	400,000	516,000	0.28%
Tunnel Hill Class B Common Units(4),(5)	Waste Services				93,160	2,454,303	2,029,000	1.10%
Wholesome Sweeteners, Inc., Common Shares(4)	Food & Beverage				5,000	5,000,000	3,700,000	2.00%
Xpress Global Systems, LLC, Warrants(4)	Transportation Logistics				489,000	489,000	—	—
Total Equity/Other						13,018,819	10,889,462	5.90%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						248,479,039	239,722,117	129.91%
Investments in Non-Controlled, Affiliated Portfolio Companies — 11.97%*
Senior Secured – First Lien — 1.12%
Show Media, Inc.(4)	Media & Entertainment	5.5% Cash, 5.5% PIK		8/10/2017	4,153,393	$4,056,960	$2,077,000	1.12%
Total Senior Secured – First Lien						4,056,960	2,077,000	1.12%
Senior Secured – Second Lien — 4.42%
Southern Technical Institute, Inc.(2)	Education	LIBOR + 8.0% Cash, 4% PIK	1.00%	12/2/2020	8,156,261	$8,156,261	$8,156,261	4.42%
Total Senior Secured – Second Lien						8,156,261	8,156,261	4.42%
Senior Subordinated — 1.20%
Battery Solutions, Inc.	Environmental/Recycling Services	6% Cash, 8% PIK		11/6/2021	2,217,865	$2,217,865	$2,217,865	1.20%
Total Senior Subordinated						2,217,865	2,217,865	1.20%
Equity/Other — 5.23%
Battery Solutions, Inc., Class A and F Units(4)	Environmental/Recycling Services				5,000,000	$1,058,000	$482,000	0.26%
Class E Units		8% PIK		11/6/2021	3,817,181	3,817,181	3,817,181	2.07%
						4,875,181	4,299,181	2.33%
Show Media, Inc., Units(4)	Media & Entertainment				4,092,210	3,747,428	—	—
Southern Technical Institute, Inc., Class A Units(4)	Education				3,164,063	2,167,000	795,999	0.43%
Preferred Shares		15.75% PIK			4,403,897	4,292,897	4,403,897	2.39%
Warrants(4)				3/30/2026	111,000	111,000	144,000	0.08%
					110,267	110,267	—	—
						221,267	144,000	0.08%
						6,681,164	5,343,896	2.90%
Total Equity/Other						15,303,773	9,643,077	5.23%
Total Investments in Non-Controlled, Affiliated Portfolio Companies						29,734,859	22,094,203	11.97%
Investments in Controlled, Affiliated Portfolio Companies — 7.84%**
Senior Secured – First Lien — 7.22%
FST Technical Services, LLC	Technology & Telecom	12% Cash, 5% PIK		11/18/2018	13,315,630	$13,315,630	$13,315,630	7.22%
Total Senior Secured – First Lien						13,315,630	13,315,630	7.22%

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

*
Denotes investments in which the Company is an ‘‘Affiliated Person’’ but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these affiliated investments are as follows:

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

**
Denotes investments in which the Company is an ‘‘Affiliate Person’’ and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these affiliated and controlled investments are as follows:

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
December 31, 2017
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
The Company was formed for the purpose of acquiring certain assets held by BNY Mellon-Alcentra Mezzanine III, L.P. (the “Partnership”). The Partnership is a Delaware limited partnership, which commenced operations on May 14, 2010 (the “Commencement Date”). BNY Mellon-Alcentra Mezzanine III (GP), L.P. (the “General Partner”), a Delaware limited liability company, is the General Partner of the Partnership. BNY Mellon-Alcentra Mezzanine Partners (the “Manager”), a division of Alcentra NY and an affiliate of the General Partner, manages the investment activities of the Partnership. Alcentra NY, together with certain of its affiliated companies (the “Alcentra Group”), is an indirect, majority-owned subsidiary of The Bank of New York Mellon Corporation.
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
The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments by targeting investment opportunities with favorable risk-adjusted returns. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies (typically those with $5.0 million to up to $75 million of EBITDA (earnings before interest, taxes, depreciation and amortization) and/or revenues of between $10 million and $250 million through first lien, second lien, unitranche and, to a lesser extent given the current credit environment, mezzanine debt, with corresponding equity co-investments. It sources investments primarily through the network of relationships that the principals of its investment adviser have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.
Upon commencement of operations, the Company also entered into an administration and custodian agreement (the “Administration Agreement”) with State Street Bank and Trust Company (the “Administrator”).
2.   Summary of Significant Accounting Policies
Basis of Presentation — The accompanying financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X.
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
Consolidation — In accordance with Regulation S-X Article 6.03 and ASC Topic 810 - Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.
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
Cash — At December 31, 2017, cash balances totaling $13.9 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.
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
Organizational and Offering Costs — Organization expenses, including reimbursement payments to the Adviser, are expensed on the Company’s Consolidated Statements of Operations. These expenses consist principally of legal and accounting fees incurred in connection with the organization of the Company and have been expensed as incurred. Offering expenses consist principally of underwriter’s fee, legal, accounting, printing fees and other related expenses associated with the filing of a registration statement. Offering costs are offset against proceeds of the offering in paid-in capital in excess of par in the Consolidated Statements of Changes in Net Assets $1.56 million of offering costs were incurred with the initial public offering.
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
Original Issue Discount — When the Company receives warrants with a nominal or discounted exercise price upon origination of a debt or preferred stock investment, a portion of the cost basis is allocated to the warrants. When the investment is made concurrently with the sale of a substantial amount of equity, the value of the warrants is based on the sales price. The value of the warrants is recorded as original issue discount (“OID”) to the value of the debt or preferred stock investment and the OID is amortized over the life of the investment.
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
Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were three non-accrual investments as of December 31, 2017 and one non-accrual investment as of December 31, 2016.
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
The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, we recognized a benefit/(provision) for income tax on unrealized gain/(loss) on investments of  $2.6 million, $0.6 million and $2.2 million, respectively, for the Taxable Subsidiaries. As of December 31, 2017 and December 31, 2016, $4.9 million and $1.3 million, respectively, was included in the deferred tax asset on the Consolidated Statements of Assets and Liabilities.
GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.
The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open for the years ended December 31, 2017, December 31, 2016 and December 31, 2015. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.
Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of dividend and OID reclasses and excise taxes, as follows:
	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015
Accumulated undistributed net investment income	$(948,428)	$(293,029)	$3,114
Accumulated net realized gains (losses)	1,178,396	713,845	(3,114)
Additional paid-in capital	(229,968)	(420,816)	—

The tax character of distributions paid by the company for the years ended December 31, 2017, 2016 and 2015 are as follows:
	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015
Ordinary income	$18,219,766	$18,351,553	$18,382,802
Net long-term capital gains	—	4,596	—
Total distributions paid	$18,219,766	$18,356,149	$18,382,802

At December 31, 2017, December 31, 2016 and December 31, 2015, the components of distributable earnings on a tax basis are as follows:
	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015
Undistributed net investment income	$6,369,243	$6,262,940	$1,231,457
Accumulated net realized gains (losses)	260,467	—	2,693,574
Unrealized appreciation (depreciation)	(36,742,515)	(12,564,546)	(6,558,423)
Components of tax distributable earnings at year end	$(30,112,805)	$(6,301,606)	$(2,633,392)

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
Recently Issued Accounting Standards — In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. The Company has adopted and implemented the amendments to Regulation S-X.
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
In May 2014, the FASB issued ASC 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an ASU, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of ASC 606 but does not currently believe that the application of ASC 606 will have a material impact on its consolidated financial statements and disclosures.
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

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2017 are as follows:
	Level 1	Level 2	Level 3	Total
Senior Secured – First Lien	$—	$—	$177,340,027	$177,340,027
Senior Secured – Second Lien	—	—	14,203,691	14,203,691
Subordinated Debt	—	—	66,884,849	66,884,849
Equity/Other	—	—	29,125,978	29,125,978
Total Investments	$—	$—	$287,554,545	$287,554,545
The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2016 are as follows:
	Level 1	Level 2	Level 3	Total
Senior Secured – First Lien	$—	$—	$95,684,153	$95,684,153
Senior Secured – Second Lien	—	—	84,864,909	84,864,909
Subordinated Debt	—	—	74,050,349	74,050,349
Equity/Other	—	—	21,673,539	21,673,539
Total Investments	$—	$—	$276,272,950	$276,272,950
The changes in investments classified as Level 3 are as follows for the years ended December 31, 2017 and December 31, 2016.
As of December 31, 2017:
	Senior Secured — First Lien	Senior Secured — Second Lien	Senior Subordinated	Equity/ Other	Total
Balance as of January 1, 2017	$95,684,153	$84,864,909	$74,050,349	$21,673,539	$276,272,950
Amortized discounts/premiums	729,607	1,016,258	146,019	13,867	1,905,751
Paid in-kind interest	958,229	1,328,351	981,139	782,314	4,050,033
Net realized gain (loss)	(10,000)	(10,405,104)	73	(1,019,860)	(11,434,891)
Net change in unrealized appreciation (depreciation)	(2,492,521)	(7,261,074)	(10,602,783)	(8,242,492)	(28,598,870)
Purchases	118,756,622	19,145,193	2,310,319	19,998,749	160,210,883
Sales/Return of capital	(36,286,063)	(74,484,842)	(267)	(4,080,139)	(114,851,311)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance as of December 31, 2017	$177,340,027	$14,203,691	$66,884,849	$29,125,978	$287,554,545
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2017	$(2,266,477)	$(8,056,827)	$(10,602,708)	$(9,234,253)	$(30,160,265)

As of December 31, 2016:
	Senior Secured — First Lien	Senior Secured — Second Lien	Senior Subordinated	Equity/ Other	Total
Balance as of January 1, 2016	$88,453,325	$83,266,558	$80,458,554	$44,163,174	$296,341,611
Amortized discounts/premiums	234,054	298,817	692,963	—	1,225,834
Paid in-kind interest	1,729,143	618,732	1,660,971	2,195,117	6,203,963
Net realized gain (loss)	(5,334,131)	11,658	411,308	629,182	(4,281,983)
Net change in unrealized appreciation (depreciation)	2,522,071	(3,117,202)	(4,009,434)	(5,368,432)	(9,972,997)
Purchases	60,425,816	20,956,473	67,125,299	9,098,318	157,605,906
Sales/Return of capital	(52,346,125)	(17,170,127)	(72,289,312)	(29,043,820)	(170,849,384)
Balance as of December 31, 2016	$95,684,153	$84,864,909	$74,050,349	$21,673,539	$276,272,950
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2016	$(1,902,020)	$(2,928,053)	$(3,909,754)	$(2,033,672)	$(10,773,499)

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2017 and December 31, 2016, respectively.
As of December 31, 2017:
Assets at Fair Value	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Senior Secured – First Lien	$177,340,027	Yield to Maturity	Comparable Market Rate	8.0% – 17.0%	10.9%
Senior Secured – Second Lien	$14,203,691	Yield to Maturity	Comparable Market Rate	12.3% – 25.0%	15.0%
Senior Subordinated	$66,884,849	Yield to Maturity	Comparable Market Rate	4.0% – 14.7%	12.7%
Preferred Ownership	$19,751,824	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.5x – 13.0x	9.3x
Common Ownership/Common Warrants	$9,374,154	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.5x – 13.0x	8.3x
Total	$287,554,545

As of December 31, 2016:
Assets at Fair Value	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Senior Secured – First Lien	$95,684,153	Yield to Maturity	Comparable Market Rate	9.0% – 17.0%	11.44%
Senior Secured – Second Lien	$84,864,909	Yield to Maturity	Comparable Market Rate	9.75% – 20.7%	11.39%
Senior Subordinated	$74,050,349	Yield to Maturity	Comparable Market Rate	10% – 14%	12.33%
Preferred Ownership	$12,426,782	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.00x – 13.00x	8.26x
Common Ownership/Common Warrants	$9,246,757	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.00x – 13.00x	10.13x
Total	$276,272,950

4.   Share Transactions
The following table sets forth the number of shares of common stock issued by the Company for the year ended December 31, 2017:
Month Ended	Shares Issued	Issuance Price Per Share	Aggregate Consideration for Issued Shares
May 31, 2017	808,161	$13.68	$10,853,602
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
On November 16, 2017, the Board of Directors approved to expand the open market stock repurchase program to $5.0 million and extend the length of the program to January 31, 2019.
The following tables set forth the number of shares of common stock repurchased by the Company under its share repurchase program for the years ended December 31, 2017 and 2016:
As of December 31, 2017:
Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
January 31, 2017	14,574	$12.13 – $12.49	$165,514
November 30, 2017	21,400	$7.74 – $8.00	169,742
December 31, 2017	875	$8.25	7,254
Total	36,849		$342,510

As of December 31, 2016:
Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2016	10,509	$10.77 – $11.24	$115,828
May 31, 2016	9,547	$11.56 – $12.33	114,762
June 30, 2016	6,074	$12.23 – $12.36	74,860
November 30, 2016	17,003	$11.50 – $12.30	203,026
December 31, 2016	22,000	$11.65 – $12.49	267,146
	65,133		$775,622
For the year ended December 31, 2015, there were no shares issued or proceeds received by the Company.
5.   Distributions
The Company intends to make quarterly distributions of available net investment income determined on a tax basis to its stockholders. Distributions to stockholders are recorded on the record date. The amount, if any, to be distributed to stockholders is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, will be distributed at least annually. If the Company does not distribute (or are not deemed to have distributed) at least 98% of the Company’s annual ordinary income in the calendar year earned, the Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income exceed the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income. As of December 31, 2017 and December 31, 2016, the Company accrued $250,496 and $240,207, respectively, for any unpaid potential excise tax liability and have included these amounts within income tax liability on the accompanying Consolidated Statements of Assets and Liabilities.
The following table reflects the Company’s dividends declared and paid on its common stock for the year ended December 31, 2017:
Date Declared	Record Date	Payment Date	Amount Per Share
March 9, 2017	March 31, 2017	April 6, 2017	$0.340
March 9, 2017	March 31, 2017	April 6, 2017	$0.030
May 4, 2017	June 30, 2017	July 6, 2017	$0.340
August 3, 2017	September 30, 2017	October 5, 2017	$0.340
November 2, 2017	December 29, 2017	January 4, 2018	$0.250
The following table reflects the Company’s dividends declared and paid on its common stock for the year ended December 31, 2016:
Date Declared	Record Date	Payment Date	Amount Per Share
March 7, 2016	March 31, 2016	April 7, 2016	$0.340
May 5, 2016	June 30, 2016	July 7, 2016	$0.340
August 4, 2016	September 30, 2016	October 6, 2016	$0.340
November 3, 2016	December 31, 2016	January 7, 2017	$0.340

The following table reflects the Company’s dividends declared and paid on its common stock for the year ended December 31, 2015:
Date Declared	Record Date	Payment Date	Amount Per Share
March 10, 2015	March 31, 2015	April 6, 2015	$0.340
May 11, 2015	June 30, 2015	July 6, 2015	$0.340
August 10, 2015	September 30, 2015	October 6, 2015	$0.340
November 5, 2015	December 31, 2015	January 7, 2016	$0.340
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
The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for our then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (such as PIK interest or OID) is paid to the Adviser, without any interest thereon, only if and to the extent that the Company actually receives such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such accounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possible elimination of the incentive fees for such quarter. There is no accumulation of amounts on the hurdle rate or preferred return from quarter to quarter, and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle, and there is no delay of payment if prior quarters are below the quarterly hurdle.
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
For the year ended December 31, 2017, the Company recorded expenses for base management fees of $4,975,349, of which $1,330,420 was waived by the Adviser and $1,265,172 was payable at December 31, 2017. For the year ended December 31, 2016, the Company recorded expenses for base management fees of $5,209,684, of which none was waived by the Adviser and $1,301,591 was payable at December 31, 2016. For the year ended December 31, 2015, the Company recorded expenses for base management fees of $4,943,886, of which none was waived by the Adviser and $1,302,213 was payable at December 31, 2015.
For the year ended December 31, 2017, the Company incurred income-based incentive fees of $638,244, of which none was waived by the Adviser. For the year ended December 31, 2016, the Company incurred income-based incentive fees of  $3,255,167, of which none was waived by the Adviser. For the year ended December 31, 2015, the Company incurred income-based incentive fees of  $2,270,450, of which none was waived by the Adviser. For the year ended December 31, 2017, the Company incurred capital gains incentive fees of  $0, of which $0 was waived by the Adviser. For the year ended December 31, 2016, the Company incurred capital gains incentive fees of  $0, of which $0 was waived by the Adviser. For the year ended December 31, 2015, the Company incurred capital gains incentive fees of  $1,001,467, of which $1,001,467 was waived by the Adviser.
7.   Directors’ Fees
The independent directors of the Company each receive an annual fee of  $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person each board of directors meeting and $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting telephonically. They also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee, the nominating and corporate governance committee, the valuation committee and the compensation committee will receive an annual fee of  $10,000, $5,000, $5,000 and $5,000, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of its directors and officers.

For the year ended December 31, 2017 the Company recorded directors’ fee expense of  $341,680, of which $68,917 was payable at December 31, 2017. For the year ended December 31, 2016 the Company recorded directors’ fee expense of  $296,809, of which $95,000 was payable at December 31, 2016. For the year ended December 31, 2015 the Company recorded directors’ fee expense of  $243,726, of which $37,025 was payable at December 31, 2015.
8.   Purchases and Sales (Investment Transactions)
Investment purchases, sales and principal payments/paydowns are summarized below for the years ended December 31, 2017, 2016 and 2015.
	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Investment purchases, at cost (including PIK interest and dividends)	$139,558,602	$151,765,946	$112,628,252
Investment sales, proceeds (including Principal payments/paydown proceeds)	90,148,997	158,805,461	66,446,840
9.   Alcentra Capital InterNotes®
On January 30, 2015, the Company entered into a Selling Agent Agreement with Incapital LLC, as purchasing agent for the Company’s issuance of  $40.0 million of Alcentra Capital InterNotes®. On January 25, 2016, the Company entered into an additional Selling Agent Agreement with Incapital LLC, as purchasing agent for the Company’s issuance of up to $15 million of Alcentra Capital InterNotes®.
These notes are direct unsecured obligations and each series of notes will be issued by a separate trust (administered by U.S. Bank). These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the year ended December 31, 2017, the Company issued $0 million in aggregate principal amount of the Alcentra Capital InterNotes® for net proceeds of  $0 million. For the years ended December 31, 2017, 2016 and 2015, the Company borrowed an average of  $55.0 million, $49.7 million and $29.6 million, with a weighted average interest rate of 6.38%, 6.38% and 6.35%, respectively.
The following table summarizes the Alcentra Capital InterNotes® issued and outstanding during the year ended December 31, 2017.
Tenor at Origination (in years)	Principal Amount (000’s omitted)	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$53,582	6.25% – 6.50%	6.38%	February 15, 2020 – June 15, 2021
7	1,418	6.50% – 6.75%	6.63%	January 15, 2022 – April 15, 2022
	$55,000

In connection with the issuance of the Alcentra Capital InterNotes®, the Company incurred $1.196 million of fees which are being amortized over the term of the notes and are included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of December 31, 2017. During the year ended December 31, 2017 we recorded $0.474 million of interest costs and amortization of offering costs on the Alcentra Capital InterNotes® as interest expense.

10.   Credit Facility/Line of Credit
On May 8, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital LLC (“ING”), as administrative agent, collateral agent and lender, and the lenders from time to time party thereto, to provide liquidity in support of its investment and operational activities. The Credit Facility had an initial commitment of  $80 million with an accordion feature that allowed for an increase in the total commitments up to $160 million, subject to certain conditions and the satisfaction of specified financial covenants. The Credit Facility was amended on August 11, 2015 to increase the accordion feature to allow for a future increase of the total commitments up to $250 million, subject to satisfaction of certain conditions at the time of any such future increase. As amended, the Credit Facility has a maturity date of August 11, 2020 and bears interest, at our election, at a rate per annum equal to (i) 2.25% plus the highest of a prime rate, the Federal Funds rate plus 0.5%, three month LIBOR plus 1%, and zero or (ii) 3.25% plus the one, three or six month LIBOR rate, as applicable.
On March 2, 2016, the Company amended certain provisions of the Credit Facility relating to the treatment of approximately $38.6 million in aggregate principal amount of outstanding Notes that mature prior to the Credit Facility. Among other things, the amendments to the Credit Facility provide that, in the nine-month period prior to the maturity of these particular Notes, which mature between February 15 and April 15, 2020, the Company’s ability to borrow under the Credit Facility will be reduced by and in the amount of such Notes still outstanding during such time. The Credit Facility is secured primarily by the Company’s assets. Costs of  $3.8 million were incurred in connection with obtaining and amending the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility.
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
The Company has made customary representations and warranties and is required to comply with various covenants and reporting requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. On March 9, 2018, the Company entered into Amendment No. 6 (the “Amendment”) to its Credit Facility. The Credit Facility was amended to modify certain financial covenants to (i) reduce the stockholders’ equity that the Company is required to maintain for the period from December 31, 2017 to June 30, 2018, (ii) reduce the asset coverage ratio that the Company is required to maintain from 2.25 to 2.00 for the period from December 31, 2017 to June 30, 2018, and (iii) reduce the net worth that the Company is required to maintain from $149,559,368 to $126,201,991 for the period from December 31, 2017 to June 30, 2018. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, and certain change in control events. As of December 31, 2017, and after giving effect to the Amendment, the Company was in compliance in all material respects with the terms of the Credit Facility.
As of December 31, 2017, 2016 and 2015, the Company had United States dollar borrowings of $89.7 million, $39.1 million and $63.5 million outstanding under the Credit Facility, respectively. For the year ended December 31, 2017, the Company borrowed an average of  $47.4 million with a weighted average interest rate of 4.52%. For the year ended December 31, 2016, the Company borrowed an average of $50.0 million with a weighted average interest rate of 3.84%. For the year ended December 31, 2015, the Company borrowed an average of  $48.8 million with a weighted average interest rate of 3.55%.

11.   Market and Other Risk Factors
At December 31, 2017, the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is comprised of investments in the eighteen industries listed in Note 13. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.
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
The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2017 and December 31, 2016, the Company had $17.2 million and $6.3 million in unfunded commitments under loan and financing agreements, respectively. As of December 31, 2017 and December 31, 2016, the Company’s unfunded commitment under loan and financing agreements are presented below.
	As of
	December 31, 2017	December 31, 2016
Cirrus Medical Staffing, Inc.	$4,000,000	$—
Healthcare Associates of Texas, LLC	6,900,000	1,300,000
IGT	500,000	500,000
Lugano Diamonds & Jewelry, Inc	—	2,000,000
NTI Holdings, LLC	1,258,540	—
Pharmalogics Recruiting, LLC	2,000,000	—
Superior Controls, Inc.	2,500,000	2,500,000
Total	$17,158,540	$6,300,000

13.   Classification of Portfolio Investments
As of December 31, 2017, the Company’s portfolio investments were categorized as follows:
Industry†	Cost	Fair Value	% of Net Assets*
Healthcare Services	$55,159,796	$55,289,718	35.06%
Business Services	51,334,231	51,724,999	32.80%
Industrial Services	29,762,072	29,668,447	18.81%
Technology & Telecom	23,951,328	23,318,694	14.79%
Wholesale/Distribution	19,281,908	19,684,932	12.48%
High Tech Industries	18,677,481	18,729,396	11.88%
Telecommunications	15,641,231	17,677,538	11.21%
Retail	13,807,599	14,192,432	9.00%
Security	15,358,937	14,135,409	8.96%
Oil & Gas Services	16,193,495	11,168,822	7.08%
Industrial Manufacturing	8,833,734	9,219,455	5.85%
Environmental/Recycling Services	7,601,167	7,820,167	4.96%
Media: Advertising, Printing & Publishing	12,677,834	6,678,442	4.22%
Transportation Logistics	7,691,296	5,474,294	3.47%
Waste Services	2,529,303	2,771,797	1.76%
Media & Entertainment	10,355,366	2	0.0%
Education	15,863,517	1	0.0%
Automotive Business Services	8,496,239	—	0.0%
Total	$333,216,534	$287,554,545	182.33%
Geographic Region†
Southeast	$99,474,605	$78,667,734	49.88%
Northeast	57,107,756	54,446,210	34.52%
West	57,327,891	49,593,273	31.45%
South	56,444,310	48,087,167	30.49%
Midwest	39,883,664	33,560,162	21.28%
Canada	22,978,308	23,199,999	14.71%
Total	$333,216,534	$287,554,545	182.33%
Investment Type
Senior Secured – First Lien	$181,664,266	$177,340,027	112.44%
Senior Subordinated	81,397,386	66,884,849	42.41%
Equity/Other	45,824,064	29,125,978	18.47%
Senior Secured – Second Lien	24,330,818	14,203,691	9.01%
Total	$333,216,534	$287,554,545	182.33%

*
Fair value as a percentage of Net Assets

†
Unaudited

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

*
Fair value as a percentage of Net Assets

14.   Financial Highlights
The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for one share of common stock for the years ended December 31, 2017, 2016 and 2015 and for the period from May 8, 2014 through December 31, 2014.
	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from May 8, 2014* through December 31, 2014
Per share data(1)
Net asset value, beginning of period	$13.72	$14.43	$14.87	$14.55
Net investment income (loss)	1.32	1.66	1.43	0.86
Net realized and unrealized gains (losses)	(2.84)	(1.06)	(0.68)	0.57
Benefit (Provision) for taxes on unrealized appreciation (depreciation) on investments	0.19	0.05	0.17	(0.13)
Net increase (decrease) in net assets resulting from operations	(1.33)	0.65	0.92	1.30
Distributions to shareholders:(2)
From net investment income	(1.27)	(1.36)	(1.36)	(0.86)
Net realized gains	(0.03)	0.00	0.00	0.00
Total dividend distributions declared	(1.30)	(1.36)	(1.36)	(0.86)
Offering costs	—	—	—	(0.12)
Net asset value, end of period	$11.09	$13.72	$14.43	$14.87
Market value per share, end of period	$8.39	$11.97	$11.60	$12.50
Total return based on net asset value(3)	(9.7)%	4.5%	6.2%	4.9%(4)(5)
Total return based on market value(3)	(19.0)%	14.9%	3.7%	(10.9)%(4)(5)
Shares outstanding at end of period	14,222,945	13,451,633	13,516,766	13,516,766

Ratio/Supplemental Data:
Net assets, at end of period	$157,714,175	$184,524,591	$195,032,211	$200,989,308
Ratio of total expenses before waiver to average net assets	9.31%	9.58%	7.79%	5.12%(6)
Ratio of interest expenses to average net assets	4.18%	3.59%	2.50%	1.04%(6)
Ratio of incentive fees to average net assets	0.36%	1.71%	1.63%	0.75%(6)
Ratio of waiver of management and incentive fees to average net assets	0.76%	—%	0.50%	1.57%(6)
Ratio of net expenses to average net assets	8.55%	9.58%	7.29%	3.55%(6)
Ratio of net investment income (loss) before waiver to average net assets	9.67%	11.80%	9.13%	7.45%(6)
Ratio of net investment income (loss) after waiver to average net assets	10.43%	11.80%	9.63%	9.02%(6)
Total Credit Facility payable outstanding	$89,703,273	$39,133,273	$63,504,738	$62,499,154
Total Notes payable outstanding	$55,000,000	$55,000,000	$40,000,000	$—
Asset coverage ratio(7)	2.1	3.0	2.9	4.2
Portfolio turnover rate	32%	51%	24%	20%(4)(8)

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
	January 1, 2014 to May 7, 2014	December 31, 2013
Net investment income (loss) ratio before carried interest allocation	15.06%	7.50%
Expense ratio before carried interest allocation	1.81%	3.54%
Carried interest allocation	(4.51)%	1.80%
Expense ratio after carried interest allocation	(2.70)%	5.34%
Cumulative IRR after carried interest allocation	13.69%	10.03%

These financial highlights may not be indicative of future performance.
15.   Tax Information
As of December 31, 2017, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:
Tax Cost	$333,216,534
Gross unrealized appreciation	5,655,729
Gross unrealized depreciation	(51,317,718)
Net unrealized investment depreciation	$(45,661,989)

As of December 31, 2016, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:
Tax Cost	$293,276,560
Gross unrealized appreciation	3,101,358
Gross unrealized depreciation	(20,104,968)
Net unrealized investment depreciation	$(17,003,610)

16.   Unconsolidated Significant Subsidiaries
In accordance with the SEC’s Regulation S-X and GAAP, we have a subsidiary that is not required to be consolidated. We have a certain unconsolidated significant subsidiary, FST Technical Services, LLC (“FST”) that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the year ended December 31, 2017 and as of and for the year ended December 31, 2016.
Balance Sheet	As of December 31, 2017	Income Statement	For the year ended December 31, 2017
Current Assets	6,276,379	Net Sales	19,716,632
Noncurrent Assets	18,281,690	Gross Profit	6,534,303
Current Liabilities	1,022,247	Net Income/EBITDA	3,339,407
Noncurrent Liabilities	14,003,599
Balance Sheet	As of December 31, 2016	Income Statement	For the year ended December 31, 2016
Current Assets	4,881,976	Net Sales	15,174,299
Noncurrent Assets	18,320,899	Gross Profit	5,271,000
Current Liabilities	811,164	Net Income (Loss)	3,322,367
Noncurrent Liabilities	13,315,630
In addition to the risks associated with our investments in general, there are unique risks associated with our investment in this entity.
The business and growth of FST depends in large part on the continued trend toward outsourcing of certain services in the semiconductor and biopharmaceutical industries. There can be no assurance that this trend in outsourcing will continue, as companies may elect to perform such services internally. A significant change in the direction of this trend generally, or a trend in the semiconductor and biopharmaceutical industry not to use, or to reduce the use of, outsourced services such as those provided by it, could significantly decrease its revenues and such decreased revenues could have a material adverse effect on it or its results operations or financial condition.

17.   Selected Quarterly Financial Data (Unaudited)
	2017
	For the quarter ended December 31	For the quarter ended September 30	For the quarter ended June 30	For the quarter ended March 31
Total investment income	$8,201,431	$7,610,521	$8,338,109	$9,201,448
Total investment income per common share	0.58	0.53	0.61	0.68
Net investment income	4,044,773	4,843,375	4,843,375	4,592,616
Net investment income per common share	0.28	0.34	0.36	0.34
Net realized and unrealized (loss) gain	(17,413,043)	(6,454,859)	(9,996,441)	(3,561,538)
Net realized and unrealized (loss) gain per common share	(1.25)	(0.45)	(0.73)	(0.26)
Net (decrease) increase in net assets resulting from operations	(13,368,270)	(1,611,484)	(5,153,066)	1,031,078
Basic and diluted earnings per common share	(0.96)	(0.11)	(0.38)	0.08
Net asset value per common share at the end of quarter	11.09	12.27	12.73	13.43
	2016
	For the quarter ended December 31	For the quarter ended September 30	For the quarter ended June 30	For the quarter ended March 31
Total investment income	$10,899,771	$9,116,468	$10,639,969	$9,946,391
Total investment income per common share	0.81	0.68	0.79	0.74
Net investment income	6,119,155	4,786,793	5,898,346	5,604,892
Net investment income per common share	0.45	0.35	0.44	0.41
Net realized and unrealized (loss) gain	(1,195,769)	(6,629,320)	(4,503,177)	(1,291,134)
Net realized and unrealized (loss) gain per common share	(0.09)	(0.49)	(0.33)	(0.10)
Net (decrease) increase in net assets resulting from operations	4,923,386	(1,842,527)	1,395,169	4,313,758
Basic and diluted earnings per common share	0.37	(0.14)	0.10	0.32
Net asset value per common share at the end of quarter	13.72	13.69	14.16	14.41

	2015
	For the quarter ended December 31	For the quarter ended September 30	For the quarter ended June 30	For the quarter ended March 31
Total investment income	$8,676,914	$8,507,142	$8,507,540	$8,224,653
Total investment income per common share	0.64	0.63	0.63	0.61
Net investment income	4,529,602	5,142,044	4,649,349	4,977,174
Net investment income per common share	0.34	0.38	0.34	0.37
Net realized and unrealized (loss) gain	(6,577,824)	(1,887,595)	1,764,307	14,717
Net realized and unrealized (loss) gain per common share	(0.49)	(0.14)	0.13	0.00
Net (decrease) increase in net assets resulting from operations	(2,048,222)	3,254,449	6,413,656	4,991,891
Basic and diluted earnings per common share	(0.15)	0.24	0.47	0.37
Net asset value per common share at the end of quarter	14.43	14.92	15.03	14.90
18.   Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.
Subsequent to December 31, 2017, the following activity occurred:
On January 3, 2018, Stancor, Inc. First Lien debt was sold at par for $4.1 million.
On January 3, 2018, IGT First Lien debt was sold at par for $7.8 million.
On January 3, 2018, $6.0 million of the outstanding Cirrus Medical Staffing First Lien debt was sold.
On January 4, 2018, Alcentra paid a dividend to shareholders of record as of December 29, 2017 of $0.25 per share.
On February 1, 2018, Alcentra funded $1.5 million of Healthcare Associates of Texas LLC’s revolver commitment.
On February 15, 2018, Metal Powder Products LLC repaid its 2nd Lien debt totaling $8.3 million and a prepayment fee of  $0.250 million.
On February 28, 2018, NextCare Holdings, Inc. repaid its 2nd Lien debt totaling $15.9 million and a prepayment fee of  $1.1 million.
On March 2, 2018 Alcentra invested $7.0 million in BayMark Health Services (L+8.25 2nd Lien).
On March 5, 2018, $2.6 million of the outstanding Cirrus Medical Staffing First Lien debt was sold.
On March 5, 2018, Alcentra funded $1.4 million of Cirrus Medical Staffing’s revolver commitment.
On March 8, 2018, the Board of Directors approved the 2018 first quarter dividend of $0.18 per share for shareholders of record March 29, 2018 and payable April 4, 2018.
On March 12, 2018, Battery Solutions, Inc. repaid a portion of its subordinated debt totaling $1.25 million.

Item 9.   Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2017 (the end of the period covered by this report), our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the participation of various members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2017.
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

(d) Changes in Internal Control Over Financial Reporting
Management did not identify any change in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.   Other Information.
Entry into a Material Definitive Agreement.
On March 8, 2018, the Company entered into indemnification agreements (each, an “Indemnification Agreement,” and collectively, the “Indemnification Agreements”) with each of its directors and executive officers. Under the Indemnification Agreements, the Company has agreed to indemnify its directors and executive officers to the fullest extent permitted by applicable law (including the Maryland General Corporation Law (the “MGCL”)), including indemnification and/or advancement of expenses incurred in connection with participating in any action or proceeding, including any action or proceeding by or in right of the Company, arising out of the person’s services as a director or executive officer of the Company.
The foregoing description of the Indemnification Agreements does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the form of Indemnification Agreement, a copy of which is filed as Exhibit 10.18 to this Annual Report on Form 10-K, and is incorporated herein by reference.
Amendments to the Bylaws.
On March 8, 2018, the Board amended the Company’s bylaws by approving the Amended and Restated Bylaws of Alcentra Capital Corporation (the “Amended Bylaws”), effective on that date. Among other things, the Amended Bylaws were amended to provide that the Board shall re-appoint the Chairman of the Board at their annual meeting to serve until the next annual meeting of the Board or until his or her successor is appointed at the annual meeting of the Board to be held immediately following each annual meeting of stockholders.
The foregoing description of the Amended Bylaws does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amended Bylaws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K, and is incorporated herein by reference.
Amendment to the Credit Facility.
On March 9, 2018, the Company entered into Amendment No. 6 (the “Amendment”) to its Credit Facility. The Credit Facility was amended to modify certain financial covenants to (i) reduce the stockholders’ equity that the Company is required to maintain for the period from December 31, 2017 to June 30, 2018, (ii) reduce the asset coverage ratio that the Company is required to maintain from 2.25 to 2.00 for the period from December 31, 2017 to June 30, 2018, and (iii) reduce the net worth that the Company is required to maintain from $149,559,368 to $126,201,991 for the period from December 31, 2017 to June 30, 2018.
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment attached hereto as Exhibit 10.19.

PART III
We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
We have adopted a code of business conduct that applies to our directors, officers and employees, if any. This code of business conduct is published on our website at www.alcentracapital.com. We intend to disclose any future amendments to, or waivers from, this code of business conduct within four business days of the waiver or amendment through a current report on Form 8-K.
Item 11.   Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 14.   Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV
Item 15.   Exhibits, Financial Statement Schedules
a. Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:
Item 8.   Financial Statements and Supplementary Data
b. Exhibit List
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:
3.1	Articles of Amendment and Restatement of Alcentra Capital Corporation (the “Registrant”)(1)
3.2	Amended and Restated Bylaws*
4.1	Form of Stock Certificate(4)
4.2	Form of Base Indenture(6)
4.3	Statement of Eligibility of Trustee on Form T-1(5)
4.4	Form of Supplemental Indenture(6)
4.5	Form of First Supplemental Indenture relating to the Alcentra Capital Internotes® 6.500% Notes due 2022(6)
4.6	Form of Global Note relating to the Alcentra Capital Internotes® 6.500% Notes due 2022 (included as Exhibit A to the Form of First Supplemental Indenture)(6)
4.7	Form of Second Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(7)
4.8	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Second Supplemental Indenture)(7)
4.9	Form of Third Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(8)
4.10	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Third Supplemental Indenture)(8)
4.11	Form of Fourth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(9)

4.12	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Fourth Supplemental Indenture)(9)
4.13	Form of Fifth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(10)
4.14	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Fifth Supplemental Indenture)(10)
4.15	Form of Sixth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(12)
4.16	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Sixth Supplemental Indenture)(12)
4.17	Form of Seventh Supplemental Indenture relating to the Alcentra Capital Internotes® 6.750% Notes due 2022(12)
4.18	Form of Global Note relating to the Alcentra Capital Internotes® 6.750% Notes due 2022 (included as Exhibit A to the Form of Seventh Supplemental Indenture(12)
4.19	Form of Eighth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.25% Notes due 2020(13)
4.20	Form of Global Note relating to the Alcentra Capital Internotes® 6.25% Notes due 2020 (included as Exhibit A to the Form of Eighth Supplemental Indenture)(13)
4.21	Form of Ninth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.50% Notes due 2020(13)
4.22	Form of Global Note relating to the Alcentra Capital Internotes® 6.50% Notes due 2020 (included as Exhibit A to the Form of Ninth Supplemental Indenture)(13)
4.23	Form of Tenth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.50% Notes due 2021(16)
4.24	Form of Global Note relating to the Alcentra Capital Internotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Tenth Supplemental Indenture)(16)
4.25	Form of Eleventh Supplemental Indenture relating to the Alcentra Capital Internotes® 6.50% Notes due 2021(17)
4.26	Form of Global Note relating to the Alcentra Capital Internotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Eleventh Supplemental Indenture)(17)
4.27	Form of Twelfth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.50% Notes due 2021(18)
4.28	Form of Global Note relating to the Alcentra Capital Internotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Twelfth Supplemental Indenture)(18)
4.29	Form of Thirteenth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2021(20)
4.30	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Thirteenth Supplemental Indenture)(20)
4.31	Form of Fourteenth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2021(21)
4.32	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Fourteenth Supplemental Indenture)(21)
4.33	Form of Fifteenth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2021(22)
4.34	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Fifteenth Supplemental Indenture)(22)

4.35	Form of Sixteenth Supplemental Indenture relating to the Alcentra Capital® Internotes 6.375% Notes due 2021(23)
4.36	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Sixteenth Supplemental Indenture)(23)
4.37	Form of Seventeenth Supplemental Indenture relating to the Alcentra Capital® Internotes 6.25% Notes due 2021(24)
4.38	Form of Global Note relating to the Alcentra Capital Internotes® 6.25% Notes due 2021 (included as Exhibit A to the Form of Seventeenth Supplemental Indenture)(24)
4.39	Form of Eighteenth Supplemental Indenture relating to the Alcentra Capital® Internotes 6.25% Notes due 2021(25)
4.40	Form of Global Note relating to the Alcentra Capital Internotes® 6.25% Notes due 2021 (included as Exhibit A to the Form of Eighteenth Supplemental Indenture)(25)
4.41	Form of Warrant Certificate and Warrant Agreement(15)
4.42	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock(15)
10.1	Form of Dividend Reinvestment Plan(3)
10.2	Form of Investment Advisory Agreement between the Registrant and Alcentra NY, LLC(3)
10.3	Form of Letter Agreement between the Registrant and Alcentra NY, LLC(3)
10.4	Form of Custodian Agreement between the Registrant and State Street Bank and Trust Company(4)
10.5	Form of Master Administration and Accounting Agreement between the Registrant and State Street Bank and Trust Company(4)
10.6	Form of License Agreement between the Registrant and Alcentra NY, LLC(2)
10.7	Form of Registration Rights Agreement between the Registrant and BNY Mellon-Alcentra Mezzanine III, L.P.(2)
10.8	Form of Senior Secured Revolving Credit Agreement, dated as of May 8, 2014, among the Registrant and ING Capital LLC(4)
10.9	Form of Guarantee, Pledge and Security Agreement, dated as of May 8, 2014, among the Registrant and ING Capital LLC(4)
10.10	Amendment No. 1 to the Senior Revolving Credit Agreement, dated December 19, 2014, by and among the Company as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner(11)
10.11	Incremental Commitment Agreement, dated as of December 19, 2014, by and among the Company, as borrower, the Increasing Lenders party thereto and ING Capital LLC as Administrative Agent and Collateral Agent(11)
10.12	Form of Amendment No. 2 to the Senior Revolving Credit Agreement, to be entered into by and among the Company as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner(6)
10.13	Amendment No. 3 to the Senior Secured Revolving Credit Agreement, dated as of August 11, 2015, by and among the Company as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner(14)
10.14	Incremental Commitment Agreement, dated as of August 11, 2015, by and among the Company, as borrower, the Increasing Lenders party thereto and ING Capital LLC, as Administrative Agent and Collateral Agent(14)
10.15	Amendment No. 4 to the Senior Secured Revolving Credit Agreement, dated as of March 2, 2016 by and among the Company, as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner(19)

10.16	Amendment No. 5 to the Senior Secured Revolving Credit Agreement, dated as of April 3, 2017 by and among the Company, as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner(26)
10.17	Form of Selling Agent Agreement, by and among Alcentra Capital Corporation, Alcentra NY, LLC and Incapital LLC(6)
10.18	Form of Indemnification Agreement*
10.19	Amendment No. 6 to the Senior Secured Revolving Credit Agreement, dated as of March 9, 2017 by and among the Company, as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner*
11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report)
12.1	Computation of ratios (included in the notes to the audited financial statements contained in this report).
21.1	Subsidiaries of the Registrant: Alcentra BDC Equity Holdings, LLC — Delaware
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

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

(19)
Previously filed in connection with the Registrant’s quarterly report on Form 10-Q for the period ended March 31, 2016, filed on May 6, 2016, and incorporated herein by reference.

(20)
Previously filed in connection with the Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-205154) filed on June 9, 2016 and incorporated herein by reference.

(21)
Previously filed in connection with the Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form N-2 (File No. 333-205154) filed on June 16, 2016 and incorporated herein by reference.

(22)
Previously filed in connection with the Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form N-2 (File No. 333-205154) filed on June 23, 2016 and incorporated herein by reference.

(23)
Previously filed in connection with the Post-Effective Amendment No. 7 to the Registrant’s Registration Statement on Form N-2 (File No. 333-205154) filed on June 30, 2016 and incorporated herein by reference.

(24)
Previously filed in connection with the Post-Effective Amendment No. 8 to the Registrant’s Registration Statement on Form N-2 (File No. 333-205154) filed on July 8, 2016 and incorporated herein by reference.

(25)
Previously filed in connection with the Post-Effective Amendment No. 9 to the Registrant’s Registration Statement on Form N-2 (File No. 333-205154) filed on July 14, 2016 and incorporated herein by reference.

(26)
Previously filed in connection with the Registrant’s quarterly report on Form 10-Q for the period ended March 31, 2017, filed on May 5, 2017, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALCENTRA CAPITAL CORPORATION
Date: March 14, 2018	/s/ David Scopelliti Name: David Scopelliti Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.
Date: March 14, 2018	/s/ David Scopelliti David Scopelliti President and Chief Executive Officer, (Principal Executive Officer) and Director
Date: March 14, 2018	/s/ Ellida McMillan Ellida McMillan Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: March 14, 2018	/s/ Paul Hatfield Paul Hatfield Director
Date: March 14, 2018	/s/ T. Ulrich Brechbuhl T. Ulrich Brechbuhl Director
Date: March 14, 2018	/s/ Douglas J. Greenlaw Douglas J. Greenlaw Director
Date: March 14, 2018	/s/ Edward Grebow Edward Grebow Director
Date: March 14, 2018	/s/ Steven H. Reiff Steven H. Reiff Director