Form 10-K/A
period 2017-12-31
Alcentra Capital Corp
filed 2018-04-30
CIK 1578620

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

There were 13,786,181 shares of the Registrant’s common stock outstanding as of April 27, 2018.

Documents Incorporated by Reference

Not applicable.

ALCENTRA CAPITAL CORPORATION

FORM 10-K/A FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2017

Explanatory Note

On March 14, 2018, Alcentra Capital Corporation (the “Company,” “we,” “our” or “us”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Report”). This Amendment No. 1 (the “Form 10-K/A”) amends Part III, Items 10 through 14, of the Original Report to include information previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year. We will not file a definitive proxy statement with the SEC within 120 days of the end of our fiscal year ended December 31, 2017. Accordingly, Part III of the Original Report is hereby amended to add the information set forth below. Terms previously defined in the Original Report have the same meanings in this Form 10-K/A.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV. The certifications are filed with this Form 10-K/A as Exhibits 31.1 and 31.2. Because no financial statements are included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosures with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. This Form 10-K/A does not include the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements are included in this Form 10-K/A.

Except as described above, no other changes have been made to the Original Report. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after March 14, 2018, the date of the Original Report, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

i

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Director and Executive Officer Information

Certain information with respect to the directors of the Company is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, and the year in which each person became a director.

For purposes of this presentation, our directors have been divided into two groups – independent directors and interested directors. Interested directors are “interested persons” as defined in the Investment Company Act of 1940 (the “1940 Act”). David Scopelliti and Paul Hatfield are interested directors of the Company because they are officers of the Company and/or Alcentra NY LLC, our investment adviser (“Alcentra NY” or the “Adviser”). Steven H. Reiff is an interested director of the Company because he owns shares of restricted stock and options to purchase common stock in The Bank of New York Mellon Corporation, the ultimate parent company to Alcentra NY, that he received when he was an employee of BNY Mellon.

Directors

Name	Age	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years	Other Directorships Held During Past 5 Years	Director Since	Term Expires
Interested Directors

David Scopelliti	53	President, Chief Executive Officer and Director	President and Chief Executive Officer of the Company since June 2017; Executive Vice President of the Company from March 2017 through June 2017 and Senior Vice President of the Company from March 2015 through March 2017; Managing Director of Alcentra NY LLC, the Company’s investment adviser (“Alcentra NY”) since March 2017 and Senior Vice President of Alcentra NY from July 2014 through March 2017; Principal of GarMark Advisors II, LLC, a private investment firm, from June 2007 to June 2014	None	2017	2018

Paul Hatfield	57	Chairman of the Board	Global Chief Investment Officer of Alcentra NY and Alcentra Ltd. since 2014; Chief Investment Officer of Alcentra NY from 2008 through March 2014	None	2013	2019

Steven H. Reiff	65	Director	President of Steven H. Reiff LLC and SHReiff LLC, both family partnerships, since March 2018; President of Beechmax, Inc., the general partner of Comax Partners, and CEO of Comax Partners Limited Partnership, a family limited partnership, from 2014 to 2017; Secretary, Donahue Family Foundation, a family charitable foundation, since 2014; National Director of Investment Advisory, Analytics and Solutions for BNY Mellon Private Wealth Management from 1999 to 2014; Chief Investment Officer of Lockwood Advisors, Inc. a registered investment advisor and wholly owned subsidiary of BNY Mellon with over $5 billion in assets under management, from 2011 to 2013	None	2017	2020

Name	Age	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years	Other Directorships Held During Past 5 Years	Director Since	Term Expires
Independent Directors

T. Ulrich Brechbühl	54	Director	Executive Chairman of Avadyne Health, a San Diego-based leading provider of outsourced revenue cycle services to the domestic US healthcare provider market, since April 2016; President of Appenzeller Point LLC, a family investment management business, since December 2013; Executive Vice President of Emdeon, a provider of revenue and payment cycle management in the healthcare industry, from 2012 through 2014; Chief Executive Officer of Chamberlin Edmonds and Associates Inc., a subsidiary of Emdeon, from 2004 through 2014	None	2014	2018

Edward Grebow	68	Director	Managing Director of Lakewood Advisors, LLC, a financial consultancy firm, since April 2018; Managing Director of TriArtisan Capital Advisors LLC, an investment and merchant bank, since November 2013; President and Chief Executive Officer of Amalgamated Bank, a commercial bank, from April 2011 to November 2013; Managing Director of J.C. Flowers & Co. LLC, a private equity firm with a focus on financial services companies, from 2007 to March 2011; Director of Saddle River Valley Bank, from 2010 to 2011; and Director of Flowers National Bank, from 2008 to 2011	Director and Chairman of the audit committee of the board of directors of Diamond Offshore Drilling, Inc. (NYSE: DO), since July 2008; Director of Xenith Bankshares (NASDAQ: XBKS) since September 2016	2016	2018

Name	Age	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years	Other Directorships Held During Past 5 Years	Director Since	Term Expires
Douglas J. Greenlaw	73	Director	Chief Executive Officer of Greenlaw Investments, Inc., a private equity company, since 1998; Chairman of Community Journals, LLC, a community newspaper, since 1999; Chief Executive Officer of OneMinuteNews.com, an internet news company, since 2010; Chairman and Chief Executive Officer of Greenlaw-Marshall Communications, a company that operates small market television companies, from 2005 through 2014	None	2014	2019

The business address of the nominee and the director listed above is c/o Alcentra Capital Corporation, 200 Park Avenue, 7th Floor, New York, New York 10166.

Executive Officers Who Are Not Directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years
Steven Levinson	52	Chief Compliance Officer	Chief Compliance Officer of the Company since 2014; Chief Compliance Officer of Alcentra NY since 2011; Director of Compliance of Stone Tower Capital, an alternative credit manager, from 2008 to 2011

Ellida McMillan	50	Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary	Chief Financial Officer and Chief Operating Officer of the Company since April 2017; Treasurer and Secretary of the Company since November 2013; Chief Accounting Officer of the Company from November 2013 through April 2017; Consultant with Tatum US, a financial and technology consulting and advisory firm, from November 2013 to March 2014; owner of McMillan Consulting from 2007 to 2012

Branko Krmpotic	60	Executive Vice President	Executive Vice President of the Company since April 2017; Managing Director of Alcentra NY from March 2017 through September 2014; Senior Vice President of the Company from September 2014 through March 2017; Senior Analyst at Raven Asset Management, a credit hedge fund from 2007 through 2010

The business address of the nominee and the director listed above is c/o Alcentra Capital Corporation, 200 Park Avenue, 7th Floor, New York, New York 10166.

Biographical Information

The Board considers whether each of the directors is qualified to serve as a director, based on a review of the experience, qualifications, attributes and skills of each director, including those described below. The Board also considers whether each director has significant experience in the investment or financial services industries and has held management, board or oversight positions in other companies and organizations. For the purposes of this presentation, our directors have been divided into two groups — independent directors and interested directors. Interested directors are “interested persons” as defined in the 1940 Act. Messrs. Scopelliti and Hatfield are interested directors of the Company because they are officers of the Company and/or the Adviser. Mr. Reiff is an interested directors of the Company because he owns shares of restricted stock and options to purchase common stock in The Bank of New York Mellon Corporation, the ultimate parent company to Alcentra NY.

Independent Directors

T. Ulrich Brechbühl.  Mr. Brechbühl has served as the executive chairman of Avadyne Health, a San Diego-based leading provider of outsourced revenue cycle services to the domestic US healthcare provider market, since 2016. He has also served as a member of the Board of Trustees of Stira Alcentra Global Credit Fund, a management investment company which is sub-advised by the Adviser and provides customized financing solutions to middle-market companies, since March 2017. He has also served as the President of Appenzeller Point LLC, a family investment management business, since December 2013. Mr. Brechbühl previously served as both the Executive Vice President for Emdeon’s provider business as well as the Chief Executive Officer of Chamberlin Edmonds and Associates Inc. (CEA), an Emdeon Company. Mr. Brechbühl joined CEA in 2004 as the company’s COO. Shortly thereafter he became the President and Chief Executive Officer of CEA and was appointed to the board. In 2010 he joined the Emdeon executive team upon the sale of CEA to Emdeon. Prior to joining CEA, Mr. Brechbühl served as a director and as the Chief Executive Officer and Chief Financial Officer of MigraTEC, Inc., a publicly traded software business. He joined MigraTEC in 2000 as the Chief Financial Officer and was soon elected to the board and promoted to Chief Executive Officer, serving in those capacities until the end of 2003. From 1998 to 2000, Mr. Brechbühl was a founder and the Chief Financial Officer of Thayer Aerospace, a provider of structural components to the aerospace and defense industries. Mr. Brechbühl previously served as a Manager of Bain & Company from 1994 to 1998, during which time he led teams in a variety of assignments in high tech, aerospace and defense, and construction. Mr. Brechbühl is a graduate with distinction from the United States Military Academy at West Point and received an M.B.A. from Harvard Business School.

We believe Mr. Brechbühl’s extensive finance and corporate leadership experience bring important and valuable skills to the Board.

Edward Grebow.  Mr. Grebow currently serves as a Managing Director of Lakewood Advisors, LLC, a financial consultancy firm. From November 2013 through March 2018, Mr. Grebow served as a Managing Member of TriArtisan Capital Advisors, an investment and merchant bank. Mr. Grebow has served as a director and chairman of the audit committee of the board of directors of Diamond Offshore Drilling, Inc. (NYSE: DO) since July 2008. Mr. Grebow also served as a Director of Xenith Bankshares (NASDAQ: XBKS) from September 2016 to December 2017. He served as President and Chief Executive Officer of Amalgamated Bank, a commercial bank, from April 2011 to November 2013. Mr. Grebow also served as managing director of J.C. Flowers & Co. LLC, a private equity firm with a focus on financial services companies, from 2007 to March 2011, a director of Saddle River Valley Bank from 2010 to 2011 and a director of Flowers National Bank from 2008 to 2011. Mr. Grebow served as President of ULLICO Inc., an insurance and financial services firm, from 2003 to 2006. Mr. Grebow also serves as a Director of College Avenue Student Loans, a private student loan company.

We believe Mr. Grebow’s broad experience in commercial and investment banking, private equity, insurance and financial services enables him to provide the Board valuable insight and the benefit of his extensive knowledge of and background in financial services, investment and management.

Douglas J. Greenlaw.  Mr. Greenlaw currently serves as Chief Executive Officer of Greenlaw Investments, Inc., a private equity company, and has since 1998. In addition, Mr. Greenlaw currently serves as Chairman of Community Journals, LLC, a community newspaper, and has since 1999. Mr. Greenlaw previously served as the Chairman and Chief Executive Officer of Greenlaw-Marshall Communications, a company that operates small market television companies utilizing digital spectrum and the internet to enhance profitability, from 2007 to 2014. Mr. Greenlaw also previously served as the Chief Executive Officer and a Director of Switchboard, Inc. from 1999 until 2004, during which time he led the company’s post-IPO turn-around during the tech crash and eventual sale to InfoSpace. From 1994 until 1997, Mr. Greenlaw served as President and Chief Operating Officer of Multimedia, Inc., during which time he led all divisions of the public broadcast, print, cable, and entertainment media company. Mr. Greenlaw also served as Chief Executive Officer of the Venture Division of Whittle Communications from 1991 until 1994 and also previously served as President of Advertising and Marketing at MTV Network from 1986 until 1991. Mr. Greenlaw received a B.S. from Indiana University, and is a former U.S. Army Company Commander, receiving two Purple Hearts, One Silver Star and 2 Bronze Stars for valor in combat in Vietnam.

We believe that Mr. Greenlaw’s depth of experience in corporate managerial positions brings important and valuable skills to the Board.

Interested Directors

Paul Hatfield.  Mr. Hatfield presently serves as Global Chief Investment Officer of Alcentra NY and Alcentra Ltd. and previously served as President and Chief Investment Officer of Alcentra NY from July 2008 through 2014. From 2003 until July 2008 Mr. Hatfield was the senior portfolio manager for European CLOs at Alcentra Ltd. From April 2002 to March 2003, Mr. Hatfield was a senior analyst for the CDO operations of Intermediate Capital Group, where he covered building products and construction, aerospace and consumer credits. Between 1995 and 2001, Mr. Hatfield worked at Deutsche Bank in London for the Leveraged Finance Group. In 1998, while at Deutsche Bank, Mr. Hatfield worked in New York where he supervised Leveraged Finance and the telecom division. Before joining Deutsche Bank, Mr. Hatfield originated a portfolio of mezzanine and development capital loans at FennoScandia Bank. He originally trained as a chartered accountant in the audit division of Arthur Andersen. Mr. Hatfield received a B.A. (Honors) in Economics from Cambridge University.

We believe Mr. Hatfield’s extensive experience in leveraged finance and as a portfolio manager for funds managed by Alcentra Ltd., bring important and valuable skills to the Board.

Steven H. Reiff.   Mr. Reiff has served as President of Steven H. Reiff LLC and SHReiff LLC, both family partnerships, since March 2018, and as Secretary of Donahue Family Foundation, a family charitable foundation, since 2014. From 2014 through 2017, he served as President of Beechmax, Inc. and CEO of Comax Partners Limited Partnership, a family limited partnership. Mr. Reiff was previously the National Director of Investment Advisory, Analytics and Solutions for BNY Mellon Private Wealth Management. In this role, he oversaw design of the investment architecture, product strategy, product development and investment advisory functions of the organization. Mr. Reiff served on the majority of the investment committees which were responsible for strategy, asset allocation and investment solutions for all clients. From 2011 through 2013, he served as Chief Investment Officer of Lockwood Advisors, Inc., a registered investment advisor and wholly owned subsidiary of BNY Mellon with over $5 billion in assets under management. Before joining BNY Mellon, Mr. Reiff was a managing partner of Bank One’s Investor Advisors’ Wealth Management business. Earlier in his career, he assisted clients in their investments in alternative strategies and alternative asset classes including venture capital and hedge funds at Glenwood Partners. Prior to that, Mr. Reiff served in the middle market banking group at the First National Bank of Chicago, in lending, capital markets, and private placements of debt and equity. Mr. Reiff’s other banking experience includes three years of international banking based in Europe. Prior to his career in banking, Steven held positions in strategic planning and sales management in the information services business of IBM and Control Data Corporation.

We believe Mr. Reiff’s strategy, development and advisory experiences enables him to provide the Board with valuable insight and skills.

David Scopelliti.  Mr. Scopelliti has served as our Chief Executive Officer and President since June 2017. Mr. Scopelliti previously served as our Executive Vice President from March 2017 through June 2017and served as our Senior Vice President from March 2015 through March 2017. Mr. Scopelliti has also served as Managing Director of the Company and Senior Vice President of the Adviser since July 2014. Since 2004, Mr. Scopelliti has served as an independent director of Student Transportation Inc. (Nasdaq: STB), where he was Chairman of the Compensation Committee and a member of the Corporate Governance and Audit Committees. Mr. Scopelliti was instrumental in working with management to implement a number of environmental, social, and governance strategies from alternative fuels to growing the diversity of the board and implementing best practices on executive compensation in consultation with Institutional Shareholder Services. Prior to joining the Company, Mr. Scopelliti was a Principal at GarMark where he focused on investing private debt and private equity in middle market companies and prior to that served as the Managing Director with Pacific Corporate Group, an alternative asset investment and consulting firm, responsible for discretionary and non-discretionary private investment programs for corporate and governmental pension plans. Prior to that, Mr. Scopelliti was appointed by the Connecticut State Treasurer as Head of Private Equity for the Connecticut Retirement Plans and Trust Funds. In that role, he was responsible for restructuring, restarting and managing its $4 billion global private equity program as well as serving as Vice Chairman for the Institutional Limited Partners Association. He was also previously head of ING Capital’s Merchant Banking Group in New York investing debt and equity capital into middle-market companies for acquisitions, growth and recapitalizations with a focus on transportation, homeland security, consumer and environmental services. Mr. Scopelliti sits on a number of private company boards as either a director or observer. Mr. Scopelliti received a B.B.A. from Pace University — Lubin School of Business and is a member of the National Association of Corporate Directors.

We believe Mr. Scopelliti’s leveraged finance experience, especially in connection with funds managed by the Adviser, bring important and valuable skills to the Board.

Executive Officers Who Are Not Directors

Steven Levinson.  Mr. Levinson has served as our Chief Compliance Officer since March 2014. Mr. Levinson has served as Chief Compliance Officer for Alcentra NY since October 2011. Prior to joining Alcentra NY, Mr. Levinson served as Director of Compliance at Stone Tower Capital from May 2008 to October 2011. From March 2003 to December 2006, Mr. Levinson was the Chief Audit Executive at IDT Corporation. He began his career at Price Waterhouse and spent fourteen years in the Internal Audit departments of major financial institutions. Mr. Levinson received a B.A. in Accounting and Economics from Queens College of the City University of New York and an M.B.A. with a concentration in Financial Management from Pace University.

Ellida McMillan.  Ms. McMillan has served as our Chief Financial Officer, Treasurer and Secretary since November 2013. Prior to joining the Company, Ms. McMillan served as a CPA/Partner consultant with Tatum US, a financial and technology consulting and advisory firm. Prior to joining Tatum US, from January 2007 through March 2012, Ms. McMillan owned McMillan Consulting, which provided management and financial consulting for small to medium sized businesses, including advising on accounting, financial reporting and analysis, and other financial matters. Previously, Ms. McMillan was a corporate controller at KBC Financial Holdings, a subsidiary of KBC Financial Products UK Ltd, which engaged in the sales, structuring and risk management of equity linked and equity derivatives instruments, from 2000 until 2004. Prior to KBC, Ellida was an associated director of Fixed Income Derivatives at Bear Stearns & Co. from 1999 until 2000. Ellida began her career as an auditor at Arthur Andersen in the financial service sector. Ms. McMillan holds a B.S. from Fairfield University and is a licensed CPA.

Branko Krmpotic.  Mr. Krmpotic has served as our Executive Vice President since April 2017, as Managing Director of Alcentra NY since March 2017 and as Senior Vice President of Alcentra NY since September 2014. Prior to joining the Company, Mr. Krmpotic was a senior analyst at Raven Asset Management, a credit hedge fund focused on a wide variety of credit investments. Prior to Raven, he structured private investments and loans at GSO Capital Partners (now owned by Blackstone) and before that at Technology Investment Capital Corp. (NASDAQ:TICC). Mr. Krmpotic serves as a Director of FST, Battery Solutions and XGS. Mr. Krmpotic received a B.S in International Business and Management from New York University and an M.B.A. from Baruch College.

Board Leadership Structure

The Board has designated a lead director whose duties include, among other things, chairing executive sessions of the independent directors, acting as a liaison between the independent directors and the Company’s management, facilitating communication among the independent directors and the Company's counsel, reviewing and commenting on Board and committee meeting agendas and calling additional meetings of the independent directors as appropriate. Mr. Reiff currently serves as our lead director. Although Mr. Reiff is deemed to be an interested director of the Company due his ownership of restricted stock and options to purchase common stock in BNY Mellon, the ultimate parent company of our Adviser, the independent directors have determined that this ownership interest does not impair his ability to act as a lead director and carry out the responsibilities thereof.

Our corporate governance practices include regular meetings of the independent directors in executive session without the presence of management, the establishment of an audit committee, a compensation committee, a valuation committee and a nominating and corporate governance committee, each of which, other than the valuation committee, is comprised solely of independent directors, and the appointment of a Chief Compliance Officer, with whom the independent directors meet without the presence of interested directors and other members of management, for administering our compliance policies and procedures.

The Board believes that its leadership structure is appropriate in light of our characteristics and circumstances because the structure allocates areas of responsibility among the individual directors and the committees in a manner that affords effective oversight. Specifically, the Board believes that the relationship of Mr. Hatfield with the Adviser provides an effective bridge between the Board and management, and encourages an open dialogue between management and the Board, ensuring that these groups act with a common purpose. The Board also believes that its small size creates a highly efficient governance structure that provides ample opportunity for direct communication and interaction between our management, the Adviser and the Board.

Board’s Role in Risk Oversight

Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

Corporate Governance

Committees of the Board

The Board met 7 times during the fiscal year 2017, each of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee met 4 times during the fiscal year 2017, and the Valuation Committee met 2 times during the fiscal year 2017. Each director attended at least 75% of the total number of meetings of the Board and the committees on which the director served that were held while the director was a member. We require each director to make a diligent effort to attend all board and committee meetings as well as each annual meeting of our stockholders. All of our directors attended our 2017 annual meeting of stockholders. The Board has established an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”), a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”), and a Valuation Committee (the “Valuation Committee”) and may establish additional committees from time to time as necessary. The scope of the responsibilities assigned to each of these committees is discussed in greater detail below.

Audit Committee

The members of the Audit Committee are Messrs. Brechbühl, Grebow and Greenlaw, each of whom meets the independence standards established by the SEC and the Nasdaq Listing Rules and is independent for purposes of the 1940 Act. Mr. Grebow serves as chairman of the Audit Committee. The Board has determined that each of Messrs. Brechbühl and Grebow is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The Audit Committee is responsible for approving our independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The Audit Committee met 4 times during the 2017 fiscal year.

Valuation Committee

The members of the Valuation Committee are Messrs. Brechbühl, Grebow, Reiff and Greenlaw, each of whom, other than Mr. Reiff, meets the independence standards established by the SEC and the Nasdaq Listing Rules and is independent for purposes of the 1940 Act. Mr. Reiff serves as chairman of the Valuation Committee. Although Mr. Reiff is deemed to be an interested director of the Company due his ownership of restricted stock and options to purchase common stock in BNY Mellon, the ultimate parent company of our Adviser, the independent directors have determined that this ownership interest does not impair his ability to act as the chair of the Valuation Committee and carry out the responsibilities thereof. The Valuation Committee is responsible for aiding our board of directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board and the Valuation Committee utilize the services of an independent valuation firm to help them determine the fair value of these securities. The Valuation Committee met 2 times during the 2017 fiscal year.

Compensation Committee

The members of the Compensation Committee are Messrs. Brechbühl, Grebow and Greenlaw, each of whom is independent for purposes of the 1940 Act and the Nasdaq Listing Rules. Mr. Brechbühl serves as chairman of the Compensation Committee. The Compensation Committee is responsible for overseeing our compensation policies generally and making recommendations to the Board with respect to our incentive compensation and equity-based plans that are subject to board approval, evaluating executive officer performance, overseeing and setting compensation for our directors and, as applicable, our executive officers and, as applicable, preparing the report on executive officer compensation that SEC rules require to be included in our annual proxy statement. Currently, none of our executive officers is compensated by us and as such the Compensation Committee is not required to produce a report on executive officer compensation for inclusion in our annual proxy statement.

The Compensation Committee has the sole authority to retain and terminate any compensation consultant assisting the Compensation Committee, including sole authority to approve all such compensation consultants’ fees and other retention terms. The Compensation Committee may delegate its authority to subcommittees or the chairman of the compensation committee when it deems appropriate and in our best interests. The Compensation Committee met 4 times during the 2017 fiscal year.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Messrs. Brechbühl, Grebow and Greenlaw, each of whom is independent for purposes of the 1940 Act and the Nasdaq Listing Rules. Mr. Greenlaw serves as chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management.

The Nominating and Corporate Governance Committee will consider nominees to the Board recommended by a stockholder if such stockholder complies with the advance notice provisions of our bylaws. Our bylaws provide that a stockholder who wishes to nominate a person for election as a director at a meeting of stockholders must deliver written notice to our corporate secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the bylaws. In order to be eligible to be a nominee for election as a director by a stockholder, such potential nominee must deliver to our corporate secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements or any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the Board, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and stock ownership and trading policies and guidelines.

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying individuals for election as members of the Board, but the committee considers such factors as it may deem are in our best interests and those of our stockholders. Those factors may include a person’s differences of viewpoint, professional experience, education and skills, as well as his or her race, gender and national origin. In addition, as part of the Board’s annual-self assessment, the members of the nominating and corporate governance committee will evaluate the membership of the Board and whether the Board maintains satisfactory policies regarding membership selection. The Nominating and Corporate Governance Committee met 4 times during the 2017 fiscal year.

Corporate Governance Documents

We maintain a corporate governance webpage at the “Investor Relations” link at www.alcentracapital.com.

Our Code of Business Conduct and Board committee charters are available at our corporate governance webpage at www.alcentracapital.com and are also available to any stockholder who requests them by writing to our Secretary, Ellida McMillan, at Alcentra Capital Corporation, 200 Park Avenue, 7th Floor, New York, New York 10166.

Annual Evaluation

Our directors perform an evaluation, at least annually, of the effectiveness of the Board and its committees. This evaluation includes Board and Board committee discussion.

Communication with the Board

We believe that communications between the Board, our stockholders and other interested parties are an important part of our corporate governance process. Stockholders with questions about the Company are encouraged to contact the Company’s Investor Relations department at (212) 922-8240. However, if stockholders believe that their questions have not been addressed, they may communicate with the Board by sending their communications to Alcentra Capital Corporation, 200 Park Avenue, 7th Floor, New York, New York 10166, Attn.: Board of Directors. All stockholder communications received in this manner will be delivered to one or more members of the Board.

All communications involving accounting, internal accounting controls and auditing matters, possible violations of, or non-compliance with, applicable legal and regulatory requirements or policies, or retaliatory acts against anyone who makes such a complaint or assists in the investigation of such a complaint, will be referred to the Audit Committee.

The acceptance and forwarding of a communication to any director does not imply that the director owes or assumes any fiduciary duty to the person submitting the communication, all such duties being only as prescribed by applicable law.

Code of Business Conduct

Our code of business conduct, which applies to directors and executive officers of the Company, requires that directors and executive officers avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and the interests of the Company. Pursuant to the code of business conduct, which is available on our website under the “Investor Relations” link at www.alcentracapital.com, each director and executive officer must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to the Audit Committee. Certain actions or relationships that might give rise to a conflict of interest are reviewed and approved by the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that all such persons complied with all Section 16(a) filing requirements during the year ended December 31, 2017, with the following inadvertent exception: Paul J. Echausse, a former executive officer and director of the Company did not timely file two Form 4 filings.

Director Compensation

The following table shows information regarding the compensation received by our current and former independent directors for the fiscal year ended December 31, 2017. No compensation is paid to directors who are employees of the Company or the Adviser for their service as directors.

Name	Aggregate Cash Compensation from Alcentra Capital Corporation(1)	Total Compensation from Alcentra Capital Corporation Paid to Director(2)
Interested Directors
Paul J. Echausse(3)	$—	$—
Paul Hatfield	$—	$—
David Scopelliti	$—	$—
Steven H. Reiff	$69,750	$69,750
Independent Directors
T. Ulrich Brechbühl	$74,500	$74,500
Edward Grebow	$79,500	$79,500
Douglas J. Greenlaw	$74,500	$74,500
Rudolph L. Hertlein	$14,000	$14,000	(4)

(1)	For a discussion of the independent directors’ compensation, see below.

(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

(3)	Mr. Echausse resigned from the Board effective January 8, 2018.

(4)	Mr. Hertlein served as a director of the Company from 2014 through June 2017.

Our independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person each Board meeting and $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting telephonically. They also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairmen of the Audit Committee, the Valuation Committee, the Nominating and Corporate Governance Committee and the Compensation Committee receive an annual fee of $10,000, $5,000, $5,000 and $5,000, respectively. Our lead director receives an annual fee of $15,000. We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers.

Item 11.   Executive Compensation

None of our executive officers receive direct compensation from us. The compensation of the Chief Financial Officer and the Chief Compliance Officer and their respective staffs is paid by the Adviser, subject to reimbursement by us of the allocable portion of such compensation for services rendered by them to us.

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee are independent directors and none of the members is a present or past employee of the Company. No member of the Compensation Committee: (i) has had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the U.S. Securities Exchange Act of 1934, as amended; or (ii) is an executive officer of another entity, at which one of our executive officers serves on the Board.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 27, 2018, certain ownership information with respect to shares of the our common stock for each of our current directors, executive officers and directors and executive officers as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock. With respect to persons known to us to beneficially own 5% or more of the outstanding shares of our common stock, such knowledge is based on beneficial ownership filings made by the holders with the SEC and other information known to us. The percentage ownership is based on 13,786,181 shares of common stock outstanding as of April 27, 2018.

Unless otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder, except to the extent authority is shared by their spouses under applicable law. Unless otherwise indicated, the address of all executive officers and directors is c/o Alcentra Capital Corporation, 200 Park Avenue, 7th Floor, New York, NY 10166.

The Company’s directors are divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in Section 2(a)(19) of the 1940 Act. Messrs. Scopelliti and Hatfield are interested directors of the Company because they are officers of the Company and/or the Adviser. Mr. Reiff is an interested director of the Company because he owns shares of restricted stock and options to purchase common stock in The Bank of New York Mellon Corporation, the ultimate parent company to Alcentra NY.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)		Percentage of Class
5% Owners
The Stillwell Group(2)	1,213,712		8.8%
San Bernardino County Employees’ Retirement Association(3)	725,499		5.3%
Interested Directors
Paul Hatfield	498,657	(4)	3.6%
David Scopelliti	10,900	(5)	*
Steven H. Reiff	18,568	(7)	*
Independent Directors
T. Ulrich Brechbühl	10,000		*
Edward Grebow	31,708	(6)	*
Douglas J. Greenlaw	1,000		*
Executive Officers
Steven Levinson	__		__
Ellida McMillan	2,600		*
Branko Krmpotic	14,000		*
Executive officers and directors as a group (9 persons)	587,433		4.3%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(2)	Based on Amendment No. 1 to Schedule 13D filed with the SEC jointly by Stilwell Value Partners VII, L.P., a Delaware limited partnership (“Stilwell Value Partners VII”); Stilwell Activist Fund, L.P., a Delaware limited partnership ("Stilwell Activist Fund"); Stilwell Activist Investments, L.P., a Delaware limited partnership ("Stilwell Activist Investments"); Stilwell Value LLC, a Delaware limited liability company (“Stilwell Value LLC”), and the general partner of Stilwell Value Partners VII, Stilwell Activist Fund, and Stilwell Activist Investments; and Joseph Stilwell, the managing member and owner of Stilwell Value LLC (collectively, the “Stilwell Group”) on March 2, 2018. The principal business address of the Stilwell Group is 111 Broadway, 12th Floor, New York, New York 10006. Stilwell Value Partners VII, Stilwell Activist Fund, Stilwell Activist Investments, Stilwell Value LLC and Joseph Stilwell share power to vote or direct the vote of and dispose or direct the disposition of 1,213,712 shares of common stock.

(3)	SBCERA’s principal business address is 348 W. Hospitality Lane, Third Floor, San Bernardino, California 92415.

(4)	Mr. Hatfield is deemed to have beneficial ownership of (i) 7,381 shares of our common stock held directly by Mr. Hatfield; (ii) 275,157 shares of our common stock held by Clareant Global Credit Alternatives Fund (formerly BNY Mellon Global Credit Alternatives Fund); (iii) 45,699 shares of our common stock held by Alcentra NY; and (iv) 170,520 shares of our common stock held by Alcentra Ltd.

(5)	Mr. Scopelliti is deemed to have beneficial ownership of (i) 1,800 shares of our common stock held by the Patricia Scopelliti Trust and (ii) 9,100 shares of our common stock held directly by Mr. Scopelliti.

(6)	Mr. Grebow is deemed to have beneficial ownership of (i) 500 shares of our common stock held by the Madeline Grebow Children’s Trust and (ii) 31,208 shares of our common stock held directly by Mr. Grebow.

(7)	Mr. Reiff is deemed to have beneficial ownership of (i) 13,900 shares of our common stock held directly by Mr. Hatfield and (ii) 4,668 shares of our common stock held by Mr. Reiff’s spouse.

*	Represents less than 1%.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of April 27, 2018. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name	Dollar Range of Equity Securities Beneficially Owned(1)(2)(3)
Interested Director:
Paul Hatfield	over $100,000
David Scopelliti	$50,001 – $100,000
Steven H. Reiff	over $100,000
Independent Directors:
T. Ulrich Brechbühl	$50,001 – $100,000
Edward Grebow	over $100,000
Douglas J. Greenlaw	$1 – $10,000

(1)	Dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000

(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act

(3)	The dollar range of equity securities beneficially owned is based on a closing price of $6.15 on April 27, 2018 on the Nasdaq Global Select Market. Beneficial ownership has been determined in accordance Rule 16a-1(a)(2) of the Exchange Act.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

We have entered into an investment advisory agreement with the Adviser (the “Advisory Agreement”). Pursuant to the Advisory Agreement, we have agreed to pay to the Adviser a base management fee and an incentive fee. We paid the Adviser $4,975,349 for the year ended December 31, 2017. Messrs. Scopelliti, Reiff and Hatfield are interested members of the Board and have a direct or indirect pecuniary interest in the Adviser.

We have entered into a license agreement with the Adviser pursuant to which the Adviser has granted us a non-exclusive, royalty-free license to use the name “Alcentra.”

Review, Approval or Ratification of Transactions with Related Person

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. As a BDC, the 1940 Act restricts the Company from participating in certain transactions with certain persons affiliated with the Company, including our officers, directors, and employees and any person controlling or under common control with us.

In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with the Company, our officers screen each of our transactions for any possible affiliations, close or remote, between the proposed portfolio investment, the Company, companies controlled by us and our employees and directors.

The Company will not enter into any transactions unless and until we are satisfied that the transaction is not prohibited by the 1940 Act or, if such prohibitions exist, the Company has taken appropriate actions to seek Board review and approval or exemptive relief from the SEC for such transaction.

Director Independence

In accordance with the rules of Nasdaq, the Board annually determines the independence of each director. No director is considered independent unless the Board has determined that he or she has no material relationship with the Company. The Company monitors the status of its directors and officers through the activities of the Nominating and Corporate Governance Committee and through a questionnaire to be completed by each director no less frequently than annually, with updates periodically if information provided in the most recent questionnaire has changed.

In order to evaluate the materiality of any such relationship, the Board uses the definition of director independence set forth in the Nasdaq Listing Rules. Section 5605 provides that a director of a business development company (a “BDC”) shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company or the Adviser.

The Board has determined that each of the directors is independent and has no relationship with the Company, except as a director and stockholder of the Company, with the exception of Messrs. Scopelliti and Hatfield, who are interested persons of the Company due to their positions as officers of the Company and/or officers of the Adviser, and Mr. Reiff given that he owns shares of restricted stock and options to purchase shares of common stock in BNY Mellon, the ultimate parent company of the Adviser.

Both the 1940 Act and the rules of the Nasdaq require that our board of directors be composed of a majority of independent directors. Given that our board of directors is currently composed of three independent directors and three interested directors, we are diligently taking steps to reconfigure the composition of our board of directors or otherwise seeking ways to come into compliance with these requirements as soon as is reasonably practicable.

Item 14.   Principal Accountant Fees and Services

Independent Auditor’s Fees

The following table presents fees incurred by the Company for the fiscal years ended December 31, 2017 and December 31, 2016 for the Company’s principal accounting firm, KPMG LLP.

	Fiscal Year Ended December 31, 2017	Fiscal Year Ended December 31, 2016
Audit Fees	$375,900	$366,100
Audit-Related Fees	$—	$149,700
Tax Fees	—	—
All Other Fees	—	—
Total Fees:	$375,900	$515,800

Audit Fees.  Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees.  Tax fees consist of fees billed for professional services for tax compliance. There were no tax fees incurred during the fiscal years ended December 31, 2017 and 2016.

All Other Fees.  All other fees would include fees for products and services other than the services reported above.

It is the policy of the Audit Committee to pre-approve all audit, review or attest engagements and permissible non-audit services to be performed by our registered public accounting firm. We expect that representatives of KPMG LLP will be present at the Annual Meeting and will have an opportunity to make a statement if they desire to do so and to respond to appropriate questions.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

b. Exhibit List

The exhibits listed in the Exhibit list in Part IV, Item 15. “Exhibits, Financial Statement Schedules” of the Original Report were filed with or incorporated by reference as part of the Original Report, and are incorporated by reference herein, and the exhibits listed in the Exhibit Index below are filed as part of this Form 10-K/A.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCENTRA CAPITAL CORPORATION
Date: April 30, 2018	/s/ David Scopelliti
Name: David Scopelliti
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: April 30, 2018	/s/ David Scopelliti
David Scopelliti
President and Chief Executive Officer,
(Principal Executive Officer) and Director

Date: April 30, 2018	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: April 30, 2018	/s/ Paul Hatfield
Paul Hatfield
Director

Date: April 30, 2018	/s/ T. Ulrich Brechbühl
T. Ulrich Brechbühl
Director

Date: April 30, 2018	/s/ Douglas J. Greenlaw
Douglas J. Greenlaw
Director

Date: April 30, 2018	/s/ Edward Grebow
Edward Grebow
Director

Date: April 30, 2018	/s/ Steven H. Reiff
Steven H. Reiff
Director

