Form 10-Q
period 2018-03-31
Alcentra Capital Corp
filed 2018-05-07
CIK 1578620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 13,753,054 shares of the Registrant’s common stock outstanding as of May 4, 2018.

ALCENTRA CAPITAL CORPORATION

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Assets and Liabilities

	As of March 31, 2018 (Unaudited)	As of December 31, 2017
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $249,671,529 and $265,675,598, respectively)	$235,987,908	$252,325,403
Non-controlled, affiliated investments, at fair value (cost of $50,590,919 and $51,734,635, respectively)	18,721,815	19,972,905
Controlled, affiliated investments, at fair value (cost $15,806,300 and $15,806,301, respectively)	15,477,140	15,256,237
Cash	13,421,745	13,882,956
Dividends and interest receivable	1,634,770	1,942,300
Receivable for investments sold	644,733	669,733
Deferred financing costs	410,260	514,241
Deferred tax asset	4,932,473	4,934,962
Income tax asset	669,331	748,408
Prepaid expenses and other assets	45,517	79,005
Total Assets	$291,945,692	$310,326,150

Liabilities
Credit facility payable	$55,403,273	$89,703,273
Notes payable (net of deferred note offering costs of $1,125,471 and $1,252,165, respectively)	53,874,529	53,747,835
Payable for investments purchased	16,621,902	—
Other accrued expenses and liabilities	917,732	447,589
Directors’ fees payable	72,250	68,917
Professional fees payable	551,938	548,455
Interest and credit facility expense payable	1,527,558	1,248,791
Management fee payable	1,234,863	1,265,172
Income-based incentive fees payable	1,294,985	1,294,985
Distributions payable	2,560,130	3,561,305
Unearned structuring fee revenue	660,983	725,653
Consulting Fees payable	43,149	—
Total Liabilities	$134,763,292	$152,611,975

Commitments and Contingencies (Note 12)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 14,010,374 and 14,222,945 shares issued and outstanding, respectively)	14,010	14,223
Additional paid-in capital	205,060,309	206,570,701
Accumulated net realized loss	(11,450,970)	(11,436,155)
Undistributed net investment income	5,665,152	4,449,122
Net unrealized appreciation (depreciation) on investments, net of benefit/(provision) for deferred taxes of $3,775,784 and $3,778,273 as of March 31, 2018 and December 31, 2017, respectively	(42,106,101)	(41,883,716)
Total Net Assets	157,182,400	157,714,175
Total Liabilities and Net Assets	$291,945,692	$310,326,150

Net Asset Value Per Share	$11.22	$11.09

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Operations

	For the three months ended March 31, 2018 (Unaudited)	For the three months ended March 31, 2017 (Unaudited)
Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$5,742,386	$7,004,677
Paid-in-kind interest income from portfolio investments	199,650	348,192
Other income from portfolio investments	1,507,304	609,965
Dividend income from portfolio investments	30,756	27,520
From non-controlled, affiliated investments:
Interest income from portfolio investments	77,453	251,778
Paid in-kind income from portfolio investments	123,126	387,036
Other income from portfolio investments	—	—
From controlled, affiliated investments:
Interest income from portfolio investments	500,890	405,835
Paid in-kind income from portfolio investments	—	166,445
Other income from portfolio investments	—	—
Total investment income	8,181,565	9,201,448

Expenses:
Management fees	1,234,863	1,249,569
Income-based incentive fees	—	653,911
Professional fees	354,070	266,339
Valuation services	63,971	101,396
Interest and credit facility expense	1,694,887	1,526,907
Amortization of deferred financing costs	103,981	285,563
Directors’ fees	96,202	68,136
Insurance expense	55,988	64,481
Amortization of deferred note offering costs	126,694	98,410
Consulting Fees	305,038	—
Other expenses	369,711	294,120
Total expenses	4,405,405	4,608,832
Net investment income	$3,776,160	$4,592,616

Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(14,815)	(1,049,239)
Non-controlled, affiliated investments	—	—
Controlled, affiliated investments	—	—
Net realized gain (loss) from portfolio investments	(14,815)	(1,049,239)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(333,426)	(1,116,201)
Non-controlled, affiliated investments	(107,374)	(818,281)
Controlled, affiliated investments	220,904	146,999
Net change in unrealized appreciation (depreciation) from portfolio investments	(219,896)	(1,787,483)
Benefit/(Provision) for taxes on unrealized gain (loss) on investments	(2,489)	(724,816)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	(237,200)	(3,561,538)
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,538,960	$1,031,078

Basic and diluted:
Net investment income per share	$0.27	$0.34
Earnings per share	$0.25	$0.08
Weighted Average Shares of Common Stock Outstanding	14,198,651	13,438,800
Dividends declared per common share	$0.180	$0.370

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Changes in Net Assets

	For the three months ended March 31, 2018 (Unaudited)	For the three months ended March 31, 2017 (Unaudited)
Increase (decrease) in net assets resulting from operations
Net investment income	$3,776,160	$4,592,616
Net realized gain (loss) on investments	(14,815)	(1,049,239)
Net change in unrealized appreciation (depreciation) on investments	(219,896)	(1,787,483)
Benefits/(Provision) for taxes on unrealized gain (loss) on investments	(2,489)	(724,816)
Net increase (decrease) in net assets resulting from operations	3,538,960	1,031,078

Capital transactions
Repurchase of common stock (212,571 and 14,574 shares, respectively)	(1,510,605)	(165,514)
Net increase (decrease) in net assets resulting from capital transactions	(1,510,605)	(165,514)

Distributions to shareholders from:
Net investment income	(2,560,130)	(4,568,600)
Realized gains	—	(403,112)
Total distributions to shareholders	(2,560,130)	(4,971,712)

Total increase (decrease) in net assets	(531,775)	(4,106,148)

Net assets at beginning of period	157,714,175	184,524,591
Net assets at end of period (including undistributed net investment income of $5,665,152 and $4,914,081, respectively)	$157,182,400	$180,418,443

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Cash Flows

	For the three months ended March 31, 2018 (Unaudited)	For the three months ended March 31, 2017 (Unaudited)
Cash Flows from Operating Activities
Net increase/(decrease) in net assets resulting from operations	$3,538,960	$1,031,078

Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from portfolio investments	14,815	1,049,239
Net change in unrealized (appreciation) depreciation of portfolio investments	219,896	1,787,483
Deferred tax asset	2,489	(246,876)
Paid in-kind interest income from portfolio investments	(322,776)	(901,673)
Accretion of discount on debt securities	(176,258)	(980,595)
Purchases of portfolio investments	(29,996,191)	(31,193,265)
Net proceeds from sales/return of capital of portfolio investments	47,628,196	23,183,083
Amortization of deferred financing costs	103,981	285,563
Amortization of deferred note offering costs	126,694	98,410
(Increase) decrease in operating assets:
Dividends and interest receivable	307,530	1,474,828
Receivable for investments sold	25,000	1,433,730
Income tax asset	79,077	(795,587)
Prepaid expenses and other assets	33,488	50,128
Increase (decrease) in operating liabilities:
Payable for investments purchased	16,621,902	71,221
Other accrued expenses and liabilities	470,143	40,499
Directors' fees payable	3,333	(14,000)
Professional fees payable	3,483	85,846
Interest and credit facility expense payable	278,767	556,184
Management fee payable	(30,309)	1,249,568
Income-based incentive fees payable	—	(222,526)
Unearned structuring fee revenue	(64,670)	(64,825)
Consulting Fees payable	43,149	—
Income tax	—	(182,699)
Net cash provided by (used in) operating activities	38,910,699	(2,205,186)

Cash Flows from Financing Activities
Financing costs paid	—	(12,000)
Offering costs paid	—	(2,357)
Proceeds from credit facility payable	12,700,000	30,100,000
Repayments of credit facility payable	(47,000,000)	(22,300,000)
Distributions paid to shareholders	(3,561,305)	(4,586,816)
Repurchase of common stock	(1,510,605)	(165,514)
Net cash provided by (used in) financing activities	(39,371,910)	3,033,313
Increase (decrease) in cash and cash equivalents	(461,211)	828,127
Cash at beginning of period	13,882,956	3,891,606
Cash and Cash Equivalents at End of Period	$13,421,745	$4,719,733

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$1,416,120	$970,723
Accrued offering costs	$2,485	$2,485
Accrued distributions payable	$2,560,130	$4,971,712

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments

As of March 31, 2018

(Unaudited)

		Spread				No. Shares/
		Above	Base Rate	Interest	Maturity	Principal			% of Net
Company(+) ***	Industry	Index	Floor	Rate	Date	Amount	Cost(1)	Fair Value	Assets

Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 150.13%

Senior Secured - First Lien — 98.05%

Black Diamond Rentals (3)	Oil & Gas Services	12% Cash, 2% PIK(2)		14.00%	7/9/2018	5,937,501	$5,937,501	$4,875,828	3.10%
		4% Cash, 10% PIK		14.00%	7/9/2018	2,344,955	2,316,612	2,344,955	1.49%
							8,254,113	7,220,783	4.59%

CGGR Operations Holdings Corporation (3),(4)	Business Services	LIBOR + 11.5%	1.00%	13.19%	10/2/2023	13,431,579	13,308,006	13,431,578	8.55%
		LIBOR + 7.0%	1.00%	8.69%	9/30/2022	9,768,421	9,680,502	9,768,421	6.21%
							22,988,508	23,199,999	14.76%

Champion ONE (3),(4)	Technology & Telecom	LIBOR + 10.5%	1.00%	12.19%	3/17/2022	6,937,500	6,879,612	6,937,500	4.41%
Cirrus Medical Staffing, Inc. (3),(4),(5)	Business Services	LIBOR + 8.25%	1.00%	9.94%	10/19/2022	11,381,818	11,336,118	11,381,818	7.24%
Healthcare Associates of Texas, LLC (3),(4),(5)	Healthcare Services	LIBOR + 8.0%	1.00%	9.69%	11/8/2022	26,068,500	26,068,500	26,068,500	16.59%
Integrated Efficiency Solutions, Inc. (3),(4),(6)	Industrial Services	LIBOR + 9.25%	1.00%	10.94%	6/30/2022	19,250,000	19,191,073	19,250,000	12.25%
Lugano Diamonds & Jewelry, Inc (3),(4)	Retail	LIBOR + 10.0%	0.75%	11.69%	10/24/2021	8,000,000	7,377,140	7,516,542	4.78%
Lumileds (4),(7)	High Tech Industries	LIBOR + 3.50%		5.19%	6/30/2024	2,000,000	2,035,000	2,031,560	1.29%
NTI Holdings, LLC (3),(4),(5)	Telecommunications	LIBOR + 8.0%	1.00%	9.65%	3/30/2021	15,021,334	14,810,339	14,896,401	9.48%
Palmetto Moon LLC (3)	Retail	11.5% Cash, 1.0% PIK		12.50%	10/31/2021	4,830,031	4,810,008	4,830,031	3.07%
Pharmalogics Recruiting, LLC (3),(5)	Business Services	10.25% Cash		10.25%	1/31/2022	9,900,000	9,819,480	9,900,000	6.30%
Red Ventures LLC (4),(7)	Business Services	LIBOR + 4.0%		5.65%	11/8/2024	2,000,000	2,025,000	2,020,210	1.29%
Superior Controls, Inc. (3),(4),(5)	Wholesale/Distribution	LIBOR + 7.25%	1.00%	8.94%	3/22/2021	14,825,000	14,779,205	14,825,000	9.43%
Weight Watchers International, Inc. (4),(7)	Consumer Services	LIBOR + 4.75%		6.45%	11/29/2024	2,000,000	2,035,000	2,028,440	1.29%
West Corporation (4),(7)	Telecommunications	LIBOR + 3.50%		5.40%	10/10/2024	2,000,000	1,997,500	2,005,320	1.28%
Total Senior Secured - First Lien							154,406,596	154,112,104	98.05%

Senior Secured - Second Lien — 13.10%

Asurion (4),(7)	Insurance	LIBOR + 6.0%		7.65%	8/4/2025	3,000,000	$3,093,750	$3,087,000	1.97%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of March 31, 2018

(Unaudited)

		Spread				No. Shares/
		Above	Base Rate	Interest	Maturity	Principal			% of Net
Company(+) ***	Industry	Index	Floor	Rate	Date	Amount	Cost(1)	Fair Value	Assets

BayMark Health Services, Inc. (3),(4)	Healthcare Services	LIBOR + 8.25%	1.0%	10.27%	3/1/2025	7,000,000	$6,930,792	$7,000,000	4.45%
Mayfield Agency Borrower Inc. (4),(7)	Insurance	LIBOR + 8.50%		10.38%	2/28/2026	1,778,000	1,751,467	1,782,445	1.13%
Medsurant Holdings, LLC (3)	High Tech Industries	13% Cash		13.00%	6/30/2020	8,729,395	8,687,196	8,729,395	5.55%
Total Senior Secured - Second Lien							20,463,205	20,598,840	13.10%
Senior Subordinated — 25.55%

Acuity Technologies Holding Company, LLC (3),(8)	High Tech Industries	12.25% Cash		12.25%	11/19/2021	10,000,000	$10,000,000	$10,000,000	6.36%
Black Diamond Rentals (2),(3)	Oil & Gas Services	4% Cash		4.00%	7/9/2018	8,009,188	8,009,188	4,004,594	2.55%
GST Autoleather (2),(3),(9)	Automotive Business Services	11% Cash, 2.0% PIK		13.00%	1/11/2021	8,496,238	8,496,239	1	—
Media Storm, LLC (2),(3)	Media & Entertainment	10% PIK		10.00%	8/28/2019	2,454,545	2,454,545	1	—
Pharmalogic Holdings Corp. (3)	Healthcare Services	12% Cash		12.00%	9/1/2021	16,122,103	16,096,448	16,122,103	10.26%
Security Alarm Financing Enterprises L. P. (3),(4),(10)	Security	LIBOR + 13.00%, 0.69% PIK	1.00%	14.69%	6/19/2020	10,037,381	9,903,469	10,037,380	6.38%
Total Senior Subordinated							54,959,889	40,164,079	25.55%

CLO/Structured Credit — 3.40%

BlueMountain CLO 2016-3 Ltd. (4),(7)	USD CLO	LIBOR + 6.85%		8.69%	11/15/2027	2,000,000	$2,042,500	$2,042,500	1.30%
Goldentree Loan Management US CLO 2 Ltd. (4),(7)	USD CLO	LIBOR + 4.70%		6.27%	11/28/2030	2,000,000	1,945,000	1,945,000	1.24%
OZLM Funding IV Ltd. (4),(7)	USD CLO	LIBOR + 6.30%		8.04%	7/22/2025	1,350,000	1,360,125	1,360,125	0.86%
Total CLO/Structured Credit							5,347,625	5,347,625	3.40%

Equity/Other — 10.03%

Champion ONE, Common Shares(2),(3)	Technology & Telecom					11,250	$1,125,000	$938,913	0.60%
IGT, Preferred Shares(2),(3)	Industrial Services	11% PIK		11.00%	12/10/2019	1,110,922	1,110,923	—	—
Common Shares(2),(3)						44,000	44,000	—	—
Preferred AA Shares(3)		15% PIK		15.00%	12/10/2019	326,789	326,789	326,789	0.21%
							1,481,712	326,789	0.21%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of March 31, 2018

(Unaudited)

		Spread				No. Shares/
		Above	Base Rate	Interest	Maturity	Principal			% of Net
Company(+) ***	Industry	Index	Floor	Rate	Date	Amount	Cost(1)	Fair Value	Assets

Integrated Efficiency Solutions, Inc. Preferred Shares(2),(3),(6)	Industrial Services					1,079,365	$1,100,000	$2,058,646	1.31%
Lugano Diamonds & Jewelry, Inc, Warrants(2),(3)	Retail					666,615	666,615	1,000,000	0.63%
Metal Powder Products, LLC, Common Shares(2),(3)	Industrial Manufacturing					500,000	500,000	719,046	0.46%
My Alarm Center, LLC, Common Shares(2),(3)	Security					129,582	256,793	—	—
Junior Preferred Shares(2),(3)						2,420	2,366,549	1,253,570	0.80%
Senior Preferred Shares(2),(3)		8% PIK		8.00%	7/14/2022	2,998,437	2,862,059	2,862,059	1.82%
							5,485,401	4,115,629	2.62%

NTI Holdings, LLC, Preferred Shares(2),(3)	Telecommunications					424,621	547,349	1,679,748	1.07%

Warrants(2),(3)						417,823	224,689	1,035,867	0.66%
							772,038	2,715,615	1.73%

Palmetto Moon LLC, Common Shares(2),(3)	Retail					434,145	434,145	329,633	0.21%
Superior Controls, Inc., Preferred Shares(2),(3)	Wholesale/Distribution					400,000	400,000	789,192	0.50%
Tunnel Hill Class B Common Units(2),(3),(11)	Waste Services					98,418	2,529,303	2,771,797	1.76%
Total Equity/Other							14,494,214	15,765,260	10.03%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							249,671,529	235,987,908	150.13%
Investments in Non-Controlled, Affiliated Portfolio Companies — 11.91%*

Senior Secured - First Lien — —

Show Media, Inc. (2),(3)	Media & Entertainment	8% Cash, 3% PIK		11.00%	12/31/2018	4,153,393	$4,153,393	$1	—
Total Senior Secured - First Lien							4,153,393	1	—

Senior Secured - Second Lien — 3.48%

Southern Technical Institute, Inc.(2),(3)	Education	15% PIK		15.00%	12/2/2020	8,451,041	$8,451,041	$1	—
Xpress Global Systems, LLC (3),(4)	Transportation Logistics	15% PIK		15.00%	7/9/2020	5,455,263	5,245,400	3,509,422	2.23%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of March 31, 2018

(Unaudited)

		Spread				No. Shares/
		Above	Base Rate	Interest	Maturity	Principal			% of Net
Company(+) ***	Industry	Index	Floor	Rate	Date	Amount	Cost(1)	Fair Value	Assets

		LIBOR + 11.0%	1.00%	12.69%	7/9/2020	1,964,871	$1,940,054	$1,964,872	1.25%
							7,185,454	5,474,294	3.48%
Total Senior Secured - Second Lien							15,636,495	5,474,295	3.48%
Senior Subordinated — 0.76%

Battery Solutions, Inc. (3)	Environmental/Recycling Services	6% Cash, 8% PIK		14.00%	11/6/2021	1,194,400	$1,194,400	$1,194,401	0.76%
Total Senior Subordinated							1,194,400	1,194,401	0.76%
Equity/Other — 7.67%

Battery Solutions, Inc., Class A and F Units(2),(3)	Environmental/Recycling Services					5,000,000	$1,058,000	$1,277,000	0.81%
Class E Units(3)		8% PIK		8.00%	11/6/2021	4,221,893	4,221,893	4,221,893	2.69%
							5,279,893	5,498,893	3.50%

Conisus, LLC, Common Shares(2),(3)	Media: Advertising, Printing & Publishing					4,914,556	—	—	—
Preferred Equity(3)		12% PIK		12.00%		12,677,834	12,677,834	6,554,225	4.17%
							12,677,834	6,554,225	4.17%

Show Media, Inc., Units(2),(3)	Media & Entertainment					4,092,210	3,747,428	—	—
Southern Technical Institute, Inc., Class A Units(2),(3)	Education					3,164,063	2,167,000	—	—
Preferred Shares(2),(3)		15.75% PIK		15.75%	3/30/2026	5,135,209	5,024,209	—	—

Warrants(2),(3)						221,267	221,267	—	—
							7,412,476	—	—

Xpress Global Systems, LLC, Warrants(2),(3)	Transportation Logistics					489,000	489,000	—	—
Total Equity/Other							29,606,631	12,053,118	7.67%
Total Investments in Non-Controlled, Affiliated Portfolio Companies							50,590,919	18,721,815	11.91%

Investments in Controlled, Affiliated Portfolio Companies — 9.85%**

Senior Secured - First Lien — 8.91%

FST Technical Services, LLC (3)	Technology & Telecom	14% Cash		14.00%	6/30/2019	13,999,758	$13,999,758	$13,999,758	8.91%
Total Senior Secured - First Lien							13,999,758	13,999,758	8.91%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of March 31, 2018

(Unaudited)

		Spread				No. Shares/
		Above	Base Rate	Interest	Maturity	Principal			% of Net
Company(+) ***	Industry	Index	Floor	Rate	Date	Amount	Cost(1)	Fair Value	Assets

Equity/Other — 0.94%

FST Technical Services, LLC, Common Class B Shares(2),(3)	Technology & Telecom	9% PIK		9.00%		1,750,000	$1,806,542	$1,477,382	0.94%
Total Equity/Other							1,806,542	1,477,382	0.94%
Total Investments in Controlled, Affiliated Portfolio Companies							15,806,300	15,477,140	9.85%
Total Investments							316,068,748	270,186,863	171.89%
Liabilities In Excess Of Other Assets								(113,004,463)	(71.89)%
Net Assets								$157,182,400	100.00%

(+)	All portfolio companies listed are qualifying assets.
*	Denotes investments in which the Company is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2018 in these affiliated investments are as follows:

						Change in
	Fair Value at				Interest/	Unrealized		Fair Value at
	December 31,	Gross	Gross	Transfers	Dividend/	Appreciation	Realized	March 31,
Name of Issuers	2017	Addition	Reductions	In/Out	Other Income	(Depreciation)	Gain (Loss)	2018
Battery Solutions, Inc.	$7,820,167	$-	$-	$-	$155,069	$1	$-	$6,693,294
Conisus, LLC	6,678,442	-	-	-	-	(124,217)	-	6,554,225
Show Media, Inc.	1	-	-	-	-	-	-	1
Southern Technical Institute, Inc.	1	-	-	-	-	-	-	1
Xpress Global Systems, LLC	5,474,294	-	-	-	45,510	16,842	-	5,474,294
	$19,972,905	$-	$-	$-	$200,579	$(107,374)	$-	$18,721,815

**	Denotes investments in which the Company is an “Affiliated Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2018 in these affiliated and controlled investments are as follows:

						Change in
	Fair value at				Interest/	Unrealized		Fair Value at
	December 31,	Gross	Gross	Transfers	Dividend/	Appreciation	Realized	March 31,
Name of Issuers	2017	Additions	Reductions	In/Out	Other Income	(Depreciation)	Gain (Loss)	2018
FST Technical Services, LLC	$15,256,237	$-	$-	-	$500,890	$220,904	$-	$15,477,140
	$15,256,237	$-	$-	-	$500,890	$220,904	$-	$15,477,140

***	Pledged as collateral under the Credit Facility with ING Capital LLC.
(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.
(2)	Non-income producing security.
(3)	Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 3).
(4)	The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.
(5)	The investment has an unfunded commitment as of March 31, 2018 which is excluded from the presentation (see Note 12).
(6)	The investment was formerly known as LRI Holding, Inc. On July 20, 2017, the name was changed to Integrated Efficiency Solutions, Inc.
(7)	Security is classified as Level 2 in the Company’s fair value hierarchy (see Note 3).
(8)	The investment was formerly known as QRC Holdings, LLC. On February 8, 2018, the name was changed to Acuity Technologies Holding Company, LLC.
(9)	On October 3, 2017, GST AutoLeather, Inc., or GST, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.
(10)	When the LIBOR rate exceeds 1.00% the remaining portion of interest becomes PIK.
(11)	The investment was formerly known as City Carting Holding Company, Inc. On June 3, 2016, City Carting combined with Tunnel Hill Partners, L.P.

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

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Schedule of Investments continued
As of December 31, 2017

**
Denotes investments in which the Company is an “Affiliated Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2017 in these affiliated and controlled investments are as follows:

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

March 31, 2018

1.	Organization and Purpose

Alcentra Capital Corporation (the “Company” or “Alcentra”) was formed as a Maryland corporation on June 6, 2013, is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) and is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies. Alcentra is managed by Alcentra NY, LLC (the “Adviser” or “Alcentra NY”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). In addition, for U.S. federal income tax purposes, Alcentra has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax year ending December 31, 2014.

The Company was formed for the purpose of acquiring certain assets held by BNY Mellon-Alcentra Mezzanine III, L.P. (the “Partnership”). The Partnership is a Delaware limited partnership, which commenced operations on May 14, 2010 (the “Commencement Date”). BNY Mellon-Alcentra Mezzanine III (GP), L.P. (the “General Partner”), a Delaware limited liability company, is the General Partner of the Partnership. BNY Mellon-Alcentra Mezzanine Partners (the “Manager”), a division of Alcentra NY and an affiliate of the General Partner, manages the investment activities of the Partnership. Alcentra NY, together with certain of its affiliated companies (the "Alcentra Group"), is an indirect, majority owned subsidiary of The Bank of New York Mellon Corporation.

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

The Company’s investment objective is to generate both current income and, to a lesser extent, capital appreciation primarily by making direct investments in lower middle and middle market companies, which we define as companies having annual earnings, before interest , taxes, depreciation and amortization, or EBITDA of between $5 million and $75 million, and/or revenues of between $10 million and $250 million, although we may make investments in larger or smaller companies and other types of investments. These investments are in the form of first lien, second lien, unitranche and, to a lesser extent given the current credit environment, mezzanine debt and equity investments.We expect to source investments primarily through the network of relationships that the principals of its investment adviser have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

Upon commencement of operations, the Company also entered into an administration and custodian agreement (the “Administration Agreement”) with State Street Bank and Trust Company (the “Administrator”).

2.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and have been omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments considered necessary for the fair presentation of financial statements for the interim periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2018.

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

Cash – At March 31, 2018, cash balances totaling $13.4 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.

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

With respect to the Company’s valuation process, the Board undertakes a similar multi-step valuation process each quarter, as described below:

•	Alcentra’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•	preliminary valuation conclusions will then be documented and discussed with Alcentra’s senior management and the Adviser;

•	Independent valuation firms engaged by the valuation committee of the board of directors prepare preliminary valuations on a selected basis and submit the reports to the board of directors; and

•	the valuation committee of the board of directors then reviews these preliminary valuations and makes a recommendation to the board of directors with respect thereto: and

•	the board of directors then discusses valuations and approves the fair value of each such investment in good faith, based on the input of the Adviser, the independent valuation firms and the valuation committee.

The valuation committee of the board of directors has authorized the engagement of independent valuation firms to provide Alcentra with valuation assistance. Alcentra intends to have independent valuation firms provide it with valuation assistance on a portion of its portfolio on a quarterly basis and its entire portfolio will be reviewed at least annually by independent valuation firms; however, our Board does not have de minimis investments of less than 1% of our gross assets (up to an aggregate of 10% of our gross assets) independently reviewed. The valuation committee of the board of directors is ultimately and solely responsible for the valuation of its portfolio investments at fair value as approved in good faith pursuant to its valuation policy and a consistently applied valuation process.

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

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were four non-accrual investments as of March 31, 2018 and three non-accrual investment as of December 31, 2017.

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

The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three months ended March 31, 2018 and March 31, 2017, the Company recognized a benefit (provision) for income tax on unrealized gain (loss) on investments of $0 million and $(0.7) million, respectively, for the Taxable Subsidiaries. As of March 31, 2018 and December 31, 2017, $4.9 million and $4.9 million, respectively, was included in the deferred tax asset on the Consolidated Statements of Assets and Liabilities.

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

In May 2014, the FASB issued ASC 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an ASU, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has evaluated the impact of ASC 606 and does not currently believe that the application of ASC 606 will have a material impact on its consolidated financial statements and disclosures.

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

Level 2 – Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair Value is based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

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

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2018 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$—	$8,085,530	$160,026,333	$168,111,863
Senior Secured - Second Lien	—	4,869,445	21,203,690	26,073,135
Subordinated Debt	—	—	41,358,480	41,358,480
CLO/Structured Credit	—	5,347,625	—	5,347,625
Equity/Other	—	—	29,295,760	29,295,760
Total Investments	$—	$18,302,600	$251,884,263	$270,186,863

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2017 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$—	$—	$177,340,027	$177,340,027
Senior Secured - Second Lien	—	—	14,203,691	14,203,691
Subordinated Debt	—	—	66,884,849	66,884,849
Equity/Other	—	—	29,125,978	29,125,978
Total Investments	$—	$—	$287,554,545	$287,554,545

The changes in investments classified as Level 3 are as follows for the three months ended March 31, 2018 and March 31, 2017.

As of March 31, 2018:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2018	$177,340,027	$14,203,691	$66,884,849	$29,125,978	$287,554,545
Amortized discounts/premiums	65,851	(6,335)	116,605	-	176,121
Paid in-kind interest	69,813	-	169,640	83,323	322,776
Net realized gain (loss)	8,185	-	-	(23,000)	(14,815)
Net change in unrealized appreciation (depreciation)	(116,675)	76,334	(283,272)	86,459	(237,154)
Purchases	4,781,840	6,930,000	(854)	-	11,710,986
Sales/Return of capital	(22,122,708)	-	(25,528,488)	23,000	(47,628,196)
Transfers in	-	-	-	-	-
Transfers out	-	-	-	-	-
Balance as of March 31, 2018	$160,026,333	$21,203,690	$41,358,480	$29,295,760	$251,884,263

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2018	$(31,130)	$76,334	$(14,848)	$86,459	$116,815

As of March 31, 2017:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2017	$95,684,153	$84,864,909	$74,050,349	$21,673,539	$276,272,950
Amortized discounts/premiums	87,244	872,973	20,378	-	980,595
Paid in-kind interest	216,925	150,383	263,160	271,205	901,673
Net realized gain (loss)	-	-	-	(1,049,239)	(1,049,239)
Net change in unrealized appreciation (depreciation)	(867,897)	(4,147,651)	(197,548)	3,425,613	(1,787,483)
Purchases	26,509,556	1,096,609	2,287,080	1,300,020	31,193,265
Sales/Return of capital	(600,278)	(18,631,777)	(267)	(3,950,761)	(23,183,083)
Transfers in	-	-	-	-	-
Transfers out	-	-	-	-	-
Balance as of March 31, 2017	$121,029,703	$64,205,446	$76,423,152	$21,670,377	$283,328,678

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2017	$(867,899)	$(3,520,217)	$(197,548)	$2,125,614	$(2,460,050)

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018:

	Fair Value at			Range
Assets at Fair Value	March 31, 2018	Valuation Technique	Unobservable Input	of Inputs	Weighted Average

Senior Secured - First Lien	$160,026,333	Yield to Maturity	Comparable Market Rate	8.7% - 14.0%	10.9%

Senior Secured - Second Lien	$21,203,690	Yield to Maturity	Comparable Market Rate	10.3% - 15.0%	12.4%

Senior Subordinated	$41,358,480	Yield to Maturity	Comparable Market Rate	4.0% - 14.7%	12.0%

Preferred Ownership	$19,746,122	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.5x - 13.0x	9.3	x

Common Ownership/ Common Warrants	$9,549,638	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.5x - 13.0x	7.7	x

Total	$251,884,263

As of December 31, 2017:

	Fair Value at
Assets at Fair Value	December 31, 2017	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average

Senior Secured - First Lien	$177,340,027	Yield to Maturity	Comparable Market Rate	8.0% - 17.0%	10.9%

Senior Secured - Second Lien	$14,203,691	Yield to Maturity	Comparable Market Rate	12.3% - 25.0%	15.0%

Senior Subordinated	$66,884,849	Yield to Maturity	Comparable Market Rate	4.0% - 14.7%	12.7%

Preferred Ownership	$19,751,824	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.5x - 13.0x	9.3	x

Common Ownership/ Common Warrants	$9,374,154	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.5x - 13.0x	8.3	x

Total	$287,554,545

4.	Share Transactions

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

The following tables set forth the number of shares of common stock repurchased by the Company under its share repurchase program for the three months ended March 31, 2018 and 2017:

As of March 31, 2018:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
January 2018	16,786	$8.01 - $8.22	$136,949
March 2018	195,785	$6.05 - $7.24	1,373,656
Total	212,571		$1,510,605

As of March 31, 2017:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
January 31, 2017	14,574	$12.13 - $12.49	$165,514

5.	Distributions

The Company intends to make quarterly distributions of available net investment income determined on a tax basis to its stockholders. Distributions to stockholders are recorded on the record date. The amount, if any, to be distributed to stockholders is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, will be distributed at least annually. If the Company does not distribute (or are not deemed to have distributed) at least 98% of the Company's annual ordinary income in the calendar year earned, the Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income exceed the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income. As of March 31, 2018 and December 31, 2017, the Company accrued $329,574 and $250,496, respectively, for any unpaid potential excise tax liability and have included these amounts within income tax asset or liability on the accompanying Consolidated Statements of Assets and Liabilities.

The following table reflects the Company’s dividends declared and paid on its common stock for the three months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
March 8, 2018	March 30, 2018	April 4, 2018	$0.180

The following table reflects the Company’s dividends declared and paid on its common stock for the three months ended March 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
March 9, 2017	March 31, 2017	April 6, 2017	$0.340
March 9, 2017	March 31, 2017	April 6, 2017	$0.030

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

For the three months ended March 31, 2018, the Company recorded expenses for base management fees of $1,234,863, of which $0 was waived by the Adviser and $1,234,863 was payable at March 31, 2018. For the three months ended March 31, 2017, the Company recorded expenses for base management fees of $1,249,569, of which $0 was waived by the Adviser and $2,551,159 was payable at March 31, 2017.

For the three months ended March 31, 2018 and March 31, 2017, the Company incurred incentive fees of $0 and $653,911, respectively, of which $0 and $0 was waived by the Adviser and $1,294,985 and $1,849,135 was payable at March 31, 2018 and March 31, 2017, respectively. For the three months ended March 31, 2018 and March 31, 2017, the Company incurred capital gains incentive fees of $0, of which $0 was waived by the Adviser.

7.	Directors' Fees

The independent directors of the Company each receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person each board of directors meeting and $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting telephonically. They also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee, the nominating and corporate governance committee, the valuation committee and the compensation committee will receive an annual fee of $10,000, $5,000, $5,000 and $5,000, respectively. The Lead Independent Director will receive an annual fee of $15,000. The Company has obtained directors’ and officers’ liability insurance on behalf of its directors and officers.

For the three months ended March 31, 2018 and March 31, 2017 the Company recorded directors' fee expense of $96,202 and $68,136, respectively, of which $72,250 and $81,000 was payable at March 31, 2018 and March 31, 2017, respectively.

8.	Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the three months ended March 31, 2018 and March 31, 2017.

	For the three months ended March 31,
	2018	2017
Investment purchases, at cost (including PIK interest and dividends)	$30,318,967	$32,094,938
Investment sales, proceeds (including principal payments/paydown proceeds)	47,628,196	23,183,083

9.	Alcentra Capital InterNotes®

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

During the three months ended March 31, 2018, the Company issued $0 million in aggregate principal amount of the Alcentra Capital InterNotes® for net proceeds of $0 million. For the three months ended March 31, 2018 and 2017, the Company borrowed an average of $55.0 million and $55.0 million with a weighted average interest rate of 6.47% and 6.47%, respectively.

The following table summarizes the Alcentra Capital InterNotes® issued and outstanding during the three months ended March 31, 2018.

Tenor at Origination	Principal Amount	Interest Rate	Weighted Average
(in years)	(000’s omitted)	Range	Interest Rate	Maturity Date Range
5	$53,582	6.25% - 6.50%	6.38%	February 15, 2020 - June 15, 2021
7	1,418	6.50% - 6.75%	6.63%	January 15, 2022 - April 15, 2022
	$55,000

In connection with the issuance of the Alcentra Capital InterNotes®, the Company incurred $1.196 million of fees which are being amortized over the term of the notes and are included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of March 31, 2018. During the three months ended March 31, 2018 the Company recorded $0.126 million of interest costs and amortization of offering costs on the Alcentra Capital InterNotes® as interest expense.

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

The Company has made customary representations and warranties and is required to comply with various covenants and reporting requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. On March 9, 2018, the Company entered into Amendment No. 6 (the “Amendment”) to its Credit Facility. The Credit Facility was amended to modify certain financial covenants to (i) reduce the stockholders’ equity that the Company is required to maintain for the period from December 31, 2017 to June 30, 2018, (ii) reduce the asset coverage ratio that the Company is required to maintain from 2.25 to 2.00 for the period from December 31, 2017 to June 30, 2018, and (iii) reduce the net worth that the Company is required to maintain from $149,559,368 to $126,201,991 for the period from December 31, 2017 to June 30, 2018. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, and certain change in control events. As of March 31, 2018, and after giving effect to the Amendment, the Company was in compliance in all material respects with the terms of the Credit Facility.

As of March 31, 2018 and December 31, 2017, the Company had United States dollar borrowings of $55.4 million and $89.7 million outstanding under the Credit Facility, respectively. For the three months ended March 31, 2018 and March 31, 2017, the Company borrowed an average of $56.4 million and $38.9 million, respectively, with a weighted average interest rate of 4.91% and 4.27%, respectively.

11.	Market and Other Risk Factors

At March 31, 2018, a portion of the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is comprised of investments in the 21 industries listed in Note 13. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

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

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2018 and December 31, 2017, the Company had $12.4 million and $17.2 million in unfunded commitments under loan and financing agreements, respectively. As of March 31, 2018 and December 31, 2017, the Company’s unfunded commitment under loan and financing agreements are presented below.

	As of
	March 31, 2018	December 31, 2017

Cirrus Medical Staffing, Inc.	$2,618,182	$4,000,000
Healthcare Associates of Texas, LLC	4,000,000	6,900,000
IGT	-	500,000
NTI Holdings, LLC	1,258,540	1,258,540
Pharmalogics Recruiting, LLC	2,000,000	2,000,0000
Superior Controls, Inc.	2,500,000	2,500,000
Total	$12,376,722	$17,158,540

13.	Classification of Portfolio Investments

As of March 31, 2018, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$49,095,740	$49,190,603	31.30%
Business Services	46,169,106	46,502,027	29.58%
Technology & Telecom	23,810,912	23,353,553	14.86%
Industrial Services	21,772,785	21,635,435	13.76%
High Tech Industries	20,722,196	20,760,955	13.21%
Telecommunications	17,579,877	19,617,336	12.48%
Wholesale/Distribution	15,179,205	15,614,192	9.93%
Security	15,388,870	14,153,009	9.00%
Retail	13,287,908	13,676,206	8.70%
Oil & Gas Services	16,263,301	11,225,377	7.14%
Environmental/Recycling Services	6,474,293	6,693,294	4.26%
Media: Advertising, Printing & Publishing	12,677,834	6,554,225	4.17%
Transportation Logistics	7,674,454	5,474,294	3.48%
USD CLO	5,347,625	5,347,625	3.40%
Insurance	4,845,217	4,869,445	3.10%
Waste Services	2,529,303	2,771,797	1.76%
Consumer Services	2,035,000	2,028,440	1.29%
Industrial Manufacturing	500,000	719,046	0.47%
Media & Entertainment	10,355,366	2	0.0%
Automotive Business Services	8,496,239	1	0.0%
Education	15,863,517	1	0.0%
Total	$316,068,748	$270,186,863	171.89%

Investment Type
Senior Secured - First Lien	$172,559,747	$168,111,863	106.95%
Senior Subordinated	56,154,289	41,358,480	26.31%
Equity/Other	45,907,387	29,295,760	18.64%
Senior Secured - Second Lien	36,099,700	26,073,135	16.59%
CLO/Structured Credit	5,347,625	5,347,625	3.40%
Total	$316,068,748	$270,186,863	171.89%

*Fair value as a percentage of Net Assets

Geographic Region
Southeast	$93,534,143	$72,546,667	46.15%
South	61,512,509	53,181,960	33.84%
Northeast	48,441,597	45,660,945	29.05%
Midwest	40,555,021	34,187,044	21.75%
West	41,654,345	34,031,063	21.65%
Canada	22,988,508	23,199,999	14.76%
US	5,347,625	5,347,625	3.40%
Netherlands	2,035,000	2,031,560	1.29%
Total	$316,068,748	$270,186,863	171.89%

As of December 31, 2017, the Company’s portfolio investments were categorized as follows:

Industry	Cost	Fair Value	% of Net Assets*
Healthcare Services	$55,159,796	$55,289,718	35.06%
Business Services	51,334,231	51,724,999	32.80%
Industrial Services	29,762,072	29,668,447	18.81%
Technology & Telecom	23,951,328	23,318,694	14.79%
Wholesale/Distribution	19,281,908	19,684,932	12.48%
High Tech Industries	18,677,481	18,729,396	11.88%
Telecommunications	15,641,231	17,677,538	11.21%
Retail	13,807,599	14,192,432	9.00%
Security	15,358,937	14,135,409	8.96%
Oil & Gas Services	16,193,495	11,168,822	7.08%
Industrial Manufacturing	8,833,734	9,219,455	5.85%
Environmental/Recycling Services	7,601,167	7,820,167	4.96%
Media: Advertising, Printing & Publishing	12,677,834	6,678,442	4.22%
Transportation Logistics	7,691,296	5,474,294	3.47%
Waste Services	2,529,303	2,771,797	1.76%
Media & Entertainment	10,355,366	2	0.0%
Education	15,863,517	1	0.0%
Automotive Business Services	8,496,239	—	0.0%
Total	$333,216,534	$287,554,545	182.33%

Geographic Region
Southeast	$99,474,605	$78,667,734	49.88%
Northeast	57,107,756	54,446,210	34.52%
West	57,327,891	49,593,273	31.45%
South	56,444,310	48,087,167	30.49%
Midwest	39,883,664	33,560,162	21.28%
Canada	22,978,308	23,199,999	14.71%
Total	$333,216,534	$287,554,545	182.33%

Investment Type
Senior Secured - First Lien	$181,664,266	$177,340,027	112.44%
Senior Subordinated	81,397,386	66,884,849	42.41%
Equity/Other	45,824,064	29,125,978	18.47%
Senior Secured - Second Lien	24,330,818	14,203,691	9.01%
Total	$333,216,534	$287,554,545	182.33%

*Fair value as a percentage of Net Assets

14.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for the three months ended March 31, 2018 and March 31, 2017.

	For the three months ended	For the three months ended
	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Per share data(1)
Net asset value, beginning of period	$11.09	$13.72

Net investment income (loss)	0.27	0.34
Net realized and unrealized gains (losses)(7)	0.04	(0.21)
Benefit (Provision) for taxes on unrealized appreciation (depreciation) on investments	0.00	(0.05)
Net increase (decrease) in net assets resulting from operations	0.31	0.08

Distributions to shareholders:(2)
From net investment income	(0.18)	(0.34)
Net realized gains	0.00	(0.03)
Total dividend distributions declared	(0.18)	(0.37)

Net asset value, end of period	$11.22	$13.43
Market value per share, end of period	$6.96	$13.74

Total return based on net asset value(3)(4)	2.8%	0.6%
Total return based on market value(3)(4)	(14.9)%	17.9%

Shares outstanding at end of period	14,010,374	13,437,059

Ratio/Supplemental Data:
Net assets, at end of period	$157,182,400	$180,418,443
Ratio of total expenses before waiver to average net assets(5)	10.76%	10.24%
Ratio of interest expenses to average net assets(5)	4.63%	4.03%
Ratio of incentive fees to average net assets(5)	—%	1.45%
Ratio of net expenses to average net assets(5)	10.76%	10.24%
Ratio of net investment income (loss) before waiver to average net assets(5)	10.32%	10.21%
Ratio of net investment income (loss) after waiver to average net assets(5)	10.32%	10.21%

Total Credit Facility payable outstanding	$55,403,273	$46,933,273
Total Notes payable outstanding	$55,000,000	$55,000,000

Asset coverage ratio(6)	2.4	2.8
Portfolio turnover rate(4)	11%	8%

(1)	The per share data was derived by using the average shares outstanding during the period.
(2)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Not Annualized.
(5)	Annualized, except for consulting fees.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

(7)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of purchases or sales of the Company's shares in relation to fluctuating market values for the portfolio.

15.	Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we have a subsidiary that is not required to be consolidated. We have a certain unconsolidated significant subsidiary, FST Technical Services, LLC ("FST") that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the three months ended March 31, 2018 and as of and for the year ended December 31, 2017.

	As of		For the three months ended
Balance Sheet	March 31, 2018	Income Statement	March 31, 2018

Current Assets	7,254,001	Net Sales	4,044,685
Noncurrent Assets	18,367,144	Gross Profit	1,314,079
Current Liabilities	1,782,310	Net Income/EBITDA	708,274
Noncurrent Liabilities	14,003,599

	As of		For the year ended
Balance Sheet	December 31, 2017	Income Statement	December 31, 2017

Current Assets	6,276,379	Net Sales	19,716,632
Noncurrent Assets	18,281,690	Gross Profit	6,534,303
Current Liabilities	1,022,247	Net Income/EBITDA	3,339,407
Noncurrent Liabilities	14,003,599

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

Subsequent to March 31, 2018, the following activity occurred:

On April 2, 2018, Cirrus Medical Staffing paid down $290,909 of its revolver.

On April 4, 2018, Alcentra paid a dividend to shareholders of record as of March 30, 2018 of $0.18 per share.

On April 4, 2018, Superior Controls paid back $3 million of its 1st lien debt.

On April 30, 2018, Cirrus Medical Staffing paid down $363,636 of its revolver.

On May 4, 2018, the Board of Directors approved the 2018 second quarter dividend of $0.18 per share for shareholders of record June 29, 2018 and payable July 5, 2018.

As of May 4, 2018, $3.2 million of common stock had been repurchased by the Company through the $5.0 million share repurchase program.

On May 4, 2018, the Adviser agreed to a permanent 25 basis point reduction, effective as of May 1, 2018, across all of the base management fee breakpoints under the Company’s investment advisory agreement. The Adviser has also agreed to an additional temporary 25 basis point reduction, from May 1, 2018 to April 30, 2019, across all of these base management fee breakpoints.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results, including the performance of our existing investments;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our investment adviser;

•	the impact of increased competition;

•	the impact of investments we intend to make and future acquisitions and divestitures;

•	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

•	the unfavorable resolution of any future legal proceedings;

•	our business prospects and the prospects of our portfolio companies;

•	our regulatory structure and tax status;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;

•	the ability of our portfolio companies to achieve their objective;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our investment adviser;

•	the impact of activist shareholders on professional fees and management distractions;

•	our contractual arrangements and relationships with third parties;

•	our ability to access capital and any future financings by us;

•	the ability of our investment adviser to attract and retain talented professionals; and

•	the impact of changes to tax legislation and, generally, our tax position.

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

On May 22, 2017 Alcentra Capital Corporation completed an underwritten primary offering of 808,161 shares of its common stock at a public offering price of $13.68 per share for proceeds of approximately $10.9 million after deducting sales load and offering expenses.

Our investment objective is to generate primarily current income and, to a lesser extent, capital appreciation through debt and equity investments, respectively by targeting lower middle and middle-market companies (typically those with $5.0 million to up to $75 million of EBITDA) through first lien, second lien, unitranche and, to a lesser extent given the current credit environment, mezzanine debt and equity investments.

We arerequired to comply with certain regulatory requirements such as not acquiring any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal place of business in the United States.

Portfolio Composition and Investment Activity

Portfolio Composition

We invest primarily in lower-middle and middle-market companies (typically those with $5.0 million to up to $75 million of EBITDA) through first lien, second lien, unitranche and, to a lesser extent given the current credit environment, mezzanine debt. We have expanded our investment strategy to include larger middle market companies and investments that have more seniority in a portfolio company’s capital structure, a security interest in the company’s collateral, and floating rate exposure that generally have more of a propensity to withstand changes in the economy, capital markets or other factors affecting such portfolio company. This expansion is a reflection of the current conditions of the debt capital markets combined with the Adviser’s view that we are in the later stages of the credit cycle. We are executing this portfolio rotation to focus on stabilizing net asset value per share and minimizing credit losses associated with our historic focus on unsecured mezzanine debt and equity investment. The rotation to having a larger percentage of our portfolio in the senior part of the capital structure provides added protections, rights and remedies in case of a downturn in the economy or specific company performance issues. The addition of collateral also enhances our creditor rights during a workout or bankruptcy proceeding relative to other unsercured creditors. Lastly, more floating rate debt investments, versus fixed rate mezzanine debt, should reduce our exposure to interest rate increases. We believe that these measures are in the best interests of our stockholders; however, these shifts will likely result in a decrease in the weighted average yield on our investment portfolio. Although we expect that these measures will mitigate our investment-related risks to an extent, we also expect the weighted average yields on our portfolio will decrease as a result of the change in our investment strategy. We believe these measures are in the best interests of our stockholders to preserve the principal amounts of our loans.

Additionally, we will seek to increase the diversification of our portfolio through several measures including, but not limited to syndication of larger exposures to single issuers, the addition of  “club” and syndicated loans that may, or may not be rated, through both primary and secondary market purchases and through co-investment with other funds sponsored by our Adviser in accordance with our recently approved co-investment application by the SEC. We will also utilize our new risk rating system, implemented in the third quarter of 2017, to guide the implementation of our diversification strategy and provide enhanced transparency to our stockholders.

During the three months ended March 31, 2018, we invested $29.6 million in debt investments, including one new portfolio company, two add on investments, six broadly syndicated loans and three rated CLO debt securities. These investments consisted of first lien debt ($12.4 million or 41.9%), second lien debt ($11.8 million or 40.0%), and CLO debt securities ($5.3 million or 18.1%). During the three months ended March 31, 2018 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $47.6 million. During the three months ended March 31, 2017, we invested $31.9 million in debt and equity investments, including two new portfolio companies and five add on investments. These investments consisted of senior secured loans ($20.5 million, or 84.7%), subordinated notes ($2.6 million, or 10.7%), and equity securities ($1.1 million, or 4.7%). During the three months ended March 31, 2017 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $22.2 million.

As of March 31, 2018, we had $270.2 million (at fair value) invested in 28 companies, 6 syndicated loans, and 3 CLOs. Our portfolio included approximately 62.2% of first lien debt, 9.7% of second lien debt, 15.3% of subordinated debt, 2.0% of CLOs, and 10.8% of equity investments at fair value. At March 31, 2018, our average portfolio company investment at amortized cost and fair value was approximately $7.9 million and $5.5 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $26.1 million and $26.1 million, respectively. At March 31, 2018, 67.0% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 33.0% bore interest at fixed rates.

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

The weighted average yield on debt investments as of March 31, 2018 and December 31, 2017 was 10.6% and 11.3%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount but excluding investments on non-accrual status, if any. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2018 we had 5 such investments with an aggregate unfunded commitment of $12.4 million and at December 31, 2017 we had 6 such investments with an aggregate unfunded commitment of $17.2 million.

The following table shows the portfolio composition by investment type at fair value and cost with the corresponding percentage of total investments:

	Fair Value				Cost
	31-Mar-18		31-Dec-17		31-Mar-18		31-Dec-17
	(dollars in thousands)
Senior Secured - First Lien	$168,112	62.2%	$177,340	61.7%	$172,560	54.6%	$181,664	54.5%
Senior Secured - Second Lien	26,073	9.7%	14,204	4.9%	36,100	11.4%	24,331	7.3%
Senior Subordinated	41,358	15.3%	66,885	23.3%	56,154	17.8%	81,397	24.4%
CLO/Structured Credit	5,348	2.0%	0	-%	5,348	1.7%	0	-%
Equity/Other	29,296	10.8%	29,126	10.1%	45,907	14.5%	45,824	13.8%
Total	$270,187	100.0%	$287,555	100%	$316,069	100.0%	$333,216	100%

The following table shows portfolio composition by geographic region at fair value and cost with the corresponding percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	31-Mar-18		31-Dec-17		31-Mar-18		31-Dec-17
	(dollars in thousands)
Southeast	$72,547	26.9%	$78,668	27.4%	$93,534	29.6%	$99,475	29.9%
South	53,182	19.7%	48,087	16.7%	61,513	19.5%	56,444	16.9%
Northeast	45,661	16.9%	54,446	18.9%	48,442	15.3%	57,108	17.1%
Midwest	34,187	12.7%	33,560	11.7%	40,555	12.8%	39,884	12.0%
West	34,031	12.6%	49,593	17.2%	41,654	13.2%	57,327	17.2%
Canada	23,200	8.6%	23,200	8.1%	22,989	7.3%	22,978	6.9%
US CLO	5,348	2.0%		%	5,348	1.7%	0	-%
Netherlands	2,031	0.8%	0	-%	2,034	0.6%	0	-%
Total	$270,187	100.0%	$287,555	100.0%	$316,069	100.0%	$333,217	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Healthcare Services	18.21%	19.23%	15.53%	16.55%
Business Services	17.21%	17.99%	14.61%	15.41%
Technology & Telecom	8.64%	8.10%	7.53%	7.19%
Industrial Services	8.01%	10.32%	6.89%	8.93%
High Tech Industries	7.68%	6.51%	6.56%	5.61%
Telecommunications	7.26%	6.15%	5.56%	4.69%
Wholesale/Distribution	5.78%	6.85%	4.80%	5.79%
Security	5.24%	4.92%	4.87%	4.61%
Retail	5.06%	4.94%	4.20%	4.14%
Oil & Gas Services	4.15%	3.88%	5.15%	4.86%
Environmental/Recycling Services	2.48%	2.72%	2.05%	2.28%
Media: Advertising, Printing & Publishing	2.43%	2.32%	4.01%	3.80%
Transportation Logistics	2.03%	1.90%	2.43%	2.31%
USD CLO	1.98%	0.00%	1.69%	0.00%
Insurance	1.80%	0.00%	1.53%	0.00%
Waste Services	1.03%	0.96%	0.80%	0.76%
Consumer Services	0.75%	0.00%	0.64%	0.00%
Industrial Manufacturing	0.26%	3.21%	0.16%	2.65%
Media & Entertainment	0.00%	0.00%	3.28%	3.11%
Automotive Business Services	0.00%	0.00%	2.69%	2.55%
Education	0.00%	0.00%	5.02%	4.76%
Grand Total	100.00%	100.00%	100.00%	100.00%

Portfolio Asset Quality

We will generally not accrue interest on loans and debt securities if principal or interest cash payments are past due 30 days or we have reason to doubt our ability to collect such interest. As of March 31, 2018 and December 31, 2017, we had four and three loans on non accrual respectively.

Results of Operations

Comparison of three months ended March 31, 2018 and March 31, 2017

Investment Income

For the three months ended March 31, 2018, total investment income was $8.2 million, a decrease of $1.0 million, or (10.9)% over the $9.2 million of total investment income for the three months ended March 31, 2017. This decrease was due to the continued yield compression in the markets, the previously announced conversion of debt to equity in Conisus LLC, and the loss of income from GST Autoleather, My Alarm Center, LLC, Southern Technical Institute, and Media Storm LLC. There was non-recurring income, in the form of a prepayment penalty, which offset the overall decline.

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

Expenses

For the three months ended March 31, 2018, total expenses were $4.4 million, which was a decrease of $0.2 million, or 4.4%, over the $4.6 million for the three months ended March 31, 2017. Interest and financing expenses for the three months ended March 31, 2018 were $1.9 million, and $1.9 million for the three months ended March 31, 2017. The base management fee decreased $0.01 million, or 1.2%, to $1.234 million for the three months ended March 31, 2018 due to lower average total assets less cash and cash equivalents than the comparable period in 2017. The incentive fee for the three months ended March 31, 2018 was $0, and $0.654 in the comparable period in 2017. The administrative service fee, professional fees and other general and administrative expenses totaled $1.245 million of which $0.305 million was comprised of consulting fees which are non-recurring expenses for the three months ended March 31, 2018 compared to a total of $0.794 million for the three months ended March 31, 2017. The consulting fees were incurred as we explore lowering our cost of capital and the overall capital structure.

Net Investment Income

Net investment income for the three months ended March 31, 2018 was $3.8 million, a decrease of $0.8. million, or 17.8%, compared to net investment income of $4.6 million during the three months ended March 31, 2017.

Net Increase (Decrease) in Net Assets Resulting From Operations

For the three months ended March 31, 2018, the net realized loss from portfolio investments was $0.015 million. For the three months ended March 31, 2017, realized losses of $1.0 million were largely due to the secondary sale of Wholesome Sweeteners.

During the three months ended March 31, 2018, we recorded a net change in unrealized depreciation from portfolio investments of $0.2 million. During the three months ended March 31, 2017, the net change in unrealized depreciation from portfolio investments of $1.8 million attributable to net unrealized depreciation on debt investments.

As a result of these events, our net increase in net assets resulting from operations during the three months ended March 31, 2018 was $3.5 million, an increase of $2.5 million, or 243.2%, compared to a net increase in net assets resulting from operations of $1.03 million during the three months ended March 31, 2017.

Provision for Taxes on Unrealized Appreciation on Investments

We have a direct wholly owned subsidiary that has elected to be a taxable entity (the "Taxable Subsidiary"). The Taxable Subsidiary permit us to hold equity investments in portfolio companies which are "pass through" entities for tax purposes and continue to comply with the "source income" requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended March 31, 2018, we recognized a provision for income tax on unrealized loss on investments of $0.002 million.

Liquidity and Capital Resources

As of March 31, 2018, we had $13.4 million in cash and cash equivalents and our net assets totaled $157.2 million.

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

Cash Flows

For the three months ended March 31, 2018, we experienced a net decrease in cash and cash equivalents in the amount of $0.5 million. During that period, $38.9 million was provided in cash from operating activities, primarily due to the return of capital of portfolio investments of approximately $47.6 million. This was partially offset by proceeds from the purchases of portfolio investments in of approximately $30.0 million. During the same period, financing activities decreased cash by $0.5 million primarily due to the repayments of the credit facility.

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

Capital Resources

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

As of March 31, 2018, we are in compliance with all covenants of the Credit Facility and there was $55.4 million outstanding.

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. We were in compliance with the asset coverage ratios at all times. As of March 31, 2018 our asset coverage ratio was 242%.

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

Because there is not a readily available market for substantial amount of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

Rating Summary – March 31, 2018
(dollars in thousands)

Risk Rating	Cost	% of Cost	FMV	% of FMV
1	145,546	49%	150,315	60%
2	79,425	27%	77,989	31%
3	25,419	9%	17,026	7%
4	12,678	4%	6,554	2%
5	34,715	11%	0	0%
	297,783	100.0%	251,884	100.0%

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

Recent Developments

Subsequent to March 31, 2018, the following activity occurred:

On April 2, 2018, Cirrus Medical Staffing paid down $290,909 of its revolver.

On April 4, 2018, Alcentra paid a dividend to shareholders of record as of March 30, 2018 of $0.18 per share.

On April 4, 2018, Superior Controls paid back $3 million of its 1st lien debt.

On April 30, 2018, Cirrus Medical Staffing paid down $363,636 of its revolver.

On May 4, 2018, the Board of Directors approved the 2018 second quarter dividend of $0.18 per share for shareholders of record June 29, 2018 and payable July 5, 2018.

As of May 4, 2018, $3.2 million of common stock had been repurchased by the Company through the $5.0 million share repurchase program.

On May 4, 2018, the Adviser agreed to a permanent 25 basis point reduction, effective as of May 1, 2018, across all of the base management fee breakpoints under the Company’s investment advisory agreement. The Adviser has also agreed to an additional temporary 25 basis point reduction, from May 1, 2018 to April 30, 2019, across all of these base management fee breakpoints.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three months ended March 31, 2018, 20 loans in the portfolio bore interest at floating rates, or 67% of the fair value of our portfolio. For the year ended December 31, 2017, 12 of the loans in the portfolio bore interest at floating rates, or 54% of the fair value of our portfolio. Assuming that the Statement of Assets and Liabilities as of March 31, 2018, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one or two percent increase in LIBOR would have less than a 2% effect on our portfolio. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

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

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There has been no material change in the information provided under the heading “Risk Factors” in the Company’s annual report on Form 10-K filed with the SEC on March 14, 2018. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial may materially affect its business, financial condition and/or operating results.

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

The following table summarizes our share repurchases under our stock repurchase program for the three months ended March 31, 2018:

	Jan	Feb	Mar
	2018	2018	2018
Dollar amount repurchased	136,949	-	1,373,656
Shares repurchased	16,786	-	195,785
Average price per share (including commission)	$8.16	N/A	$7.02
Weighted average discount to net asset value	27.3%	N/A	37.5%

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On May 1, 2018, T. Ulrich Brechbuhl stepped down as a member of our board of directors in order to accept his appointment as Counselor to the Office of the Secretary of State. Subsequently, our board of directors approved the decrease in the size of the board of directors from six to five members.

On May 4, 2018, Paul Hatfield, the Co-Chief Investment Officer at the Adviser, resigned as the chairman and a member of our board of directors. Our board of directors appointed Vijay Rajguru, the Co-Chief Investment Officer at the Adviser, to the vacancy created by Mr. Hatfield’s resignation and elected him as the chairman of our board of directors. Mr. Rajguru was recently appointed to head up the Adviser's US direct lending efforts and his transition onto our board of directors is a direct outgrowth of this new appointment as well as the logistical and administrative benefits relating to board meetings and related duties given the significant amount of time that he spends in the US.

On May 4, 2018, the Adviser agreed to a permanent 25 basis point reduction, effective as of May 1, 2018, across all of the base management fee breakpoints under our investment advisory agreement. Concurrently therewith, the Adviser agreed to an additional temporary 25 basis point reduction, from May 1, 2018 to April 30, 2019, across all of these base management fee breakpoints.

On May 4, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the board of directors, approved the applicability of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act, to us. As a result, our asset coverage requirements for senior securities under the 1940 Act will be changed from 200% to 150%, effective as of May 4, 2019.

Item 6.  Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

10.1	Amended And Restated Investment Advisory Agreement between Alcentra Capital Corporation and Alcentra NY, LLC*

10.2	Fee Waiver Letter between Alcentra Capital Corporation and Alcentra NY, LLC*

11.1	Computation of Per Share Earnings (included in the Registrant’s statement of operations)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2018

By:	/s/ David Scopelliti
Name: David Scopelliti
Title: Chief Executive Officer and President

By:	/s/ Ellida McMillan
Name: Ellida McMillan
Title: Chief Financial Officer, Chief Operating Officer, Secretary, and Treasurer