Form 10-Q
period 2018-06-30
Alcentra Capital Corp
filed 2018-08-07
CIK 1578620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 13,529,777 shares of the Registrant’s common stock outstanding as of August 6, 2018.

ALCENTRA CAPITAL CORPORATION

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Assets and Liabilities

	As of June 30, 2018 (Unaudited)	As of December 31, 2017
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $222,388,011 and $265,675,598, respectively)	$212,917,961	$252,325,403
Non-controlled, affiliated investments, at fair value (cost of $40,536,590 and $51,734,635, respectively)	17,987,393	19,972,905
Controlled, affiliated investments, at fair value (cost $15,583,666 and $15,806,301, respectively)	15,254,506	15,256,237
Cash	12,704,301	13,882,956
Dividends and interest receivable	2,715,171	1,942,300
Receivable for investments sold	669,733	669,733
Deferred financing costs	419,191	514,241
Deferred tax asset	5,955,112	4,934,962
Income tax asset	644,319	748,408
Prepaid expenses and other assets	208,562	79,005
Total Assets	$269,476,249	$310,326,150

Liabilities
Credit facility payable	$58,553,273	$89,703,273
Notes payable (net of deferred note offering costs of $1,036,205 and $1,252,165, respectively)	53,963,795	53,747,835
Other accrued expenses and liabilities	523,720	447,589
Directors’ fees payable	36,125	68,917
Professional fees payable	643,322	548,455
Interest and credit facility expense payable	1,158,173	1,248,791
Management fee payable	926,841	1,265,172
Income-based incentive fees payable	1,294,985	1,294,985
Distributions payable	2,449,591	3,561,305
Unearned structuring fee revenue	331,680	725,653
Total Liabilities	$119,881,505	$152,611,975

Commitments and Contingencies (Note 12)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,582,751 and 14,222,945 shares outstanding, respectively)	13,583	14,223
Additional paid-in capital	202,161,682	206,570,701
Accumulated net realized loss	(31,726,764)	(11,436,155)
Undistributed net investment income	6,699,149	4,449,122
Net unrealized appreciation (depreciation) on investments, net of benefit (provision) for taxes of $4,795,501 and $3,778,273 as of June 30, 2018 and December 31, 2017, respectively	(27,552,906)	(41,883,716)
Total Net Assets	149,594,744	157,714,175
Total Liabilities and Net Assets	$269,476,249	$310,326,150

Net Asset Value Per Share	$11.01	$11.09

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Operations

	For the three months ended June 30, 2018 (Unaudited)	For the three months ended June 30, 2017 (Unaudited)	For the six months ended June 30, 2018 (Unaudited)	For the six months ended June 30, 2017 (Unaudited)
Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$5,865,711	$6,187,702	$11,608,097	$13,192,379
Paid-in-kind interest income from portfolio investments	45,481	302,190	245,131	650,382
Other income from portfolio investments	611,812	587,782	2,119,116	1,197,747
Dividend income from portfolio investments	30,756	29,049	61,512	56,569
From non-controlled, affiliated investments:
Interest income from portfolio investments	129,080	594,972	206,533	846,750
Paid in-kind income from portfolio investments	90,004	63,345	213,130	450,381
From controlled, affiliated investments:
Interest income from portfolio investments	481,106	573,069	981,996	978,904
Paid in-kind income from portfolio investments	—	—	—	166,445
Total investment income	7,253,950	8,338,109	15,435,515	17,539,557

Expenses:
Management fees	1,036,122	1,229,648	2,270,985	2,479,217
Income-based incentive fees	—	—	—	653,911
Professional fees	379,082	226,849	733,152	493,188
Valuation services	(10,038)	68,345	53,933	169,741
Interest and credit facility expense	1,745,485	1,513,067	3,440,372	3,039,974
Amortization of deferred financing costs	103,570	288,048	207,551	573,611
Directors’ fees	116,826	74,344	213,028	142,480
Insurance expense	56,519	60,102	112,507	124,583
Amortization of deferred note offering costs	119,267	105,418	245,961	203,828
Consulting fees	176,702	—	481,740	—
Other expenses	156,108	98,437	525,819	392,557
Total expenses	3,879,643	3,664,258	8,285,048	8,273,090
Waiver of management fees	(109,281)	(169,524)	(109,281)	(169,524)
Net expenses	3,770,362	3,494,734	8,175,767	8,103,566
Net investment income	3,483,588	4,843,375	7,259,748	9,435,991

Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(10,108,277)	30,002	(10,123,092)	(1,019,237)
Non-controlled, affiliated investments	(10,167,517)	—	(10,167,517)	—
Controlled, affiliated investments	—	—	—	—
Net realized gain (loss) from portfolio investments	(20,275,794)	30,002	(20,290,609)	(1,019,237)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	4,213,571	(8,084,209)	3,880,145	(9,200,410)
Non-controlled, affiliated investments	9,319,907	(2,168,452)	9,212,533	(2,986,733)
Controlled, affiliated investments	—	328,527	220,904	475,526
Net change in unrealized appreciation (depreciation) from portfolio investments	13,533,478	(9,924,134)	13,313,582	(11,711,617)
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	1,019,717	(102,309)	1,017,228	(827,125)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	(5,722,599)	(9,996,441)	(5,959,799)	(13,557,979)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(2,239,011)	$(5,153,066)	$1,299,949	$(4,121,988)

Basic and diluted:
Net investment income per share	$0.25	$0.36	$0.52	$0.68
Earnings (loss) per share	$(0.16)	$(0.38)	$0.09	$(0.30)
Weighted Average Shares of Common Stock Outstanding	13,725,423	13,612,059	13,960,729	13,783,414
Dividends declared per common share	$0.180	$0.340	$0.360	$0.710

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Changes in Net Assets

	For the six months ended June 30, 2018 (Unaudited)	For the six months ended June 30, 2017 (Unaudited)
Increase (decrease) in net assets resulting from operations
Net investment income	$7,259,748	$9,435,991
Net realized gain (loss) on investments	(20,290,609)	(1,019,237)
Net change in unrealized appreciation (depreciation) on investments	13,313,582	(11,711,617)
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	1,017,228	(827,125)
Net increase (decrease) in net assets resulting from operations	1,299,949	(4,121,988)

Capital transactions
Issuance of common stock (0 and 808,161 shares, respectively)	—	10,853,602
Repurchase of common stock (640,194 and 14,574 shares, respectively)	(4,409,659)	(165,514)
Net increase (decrease) in net assets resulting from capital transactions	(4,409,659)	10,688,088

Distributions to shareholders from:
Net investment income	(5,009,721)	(9,411,975)
Realized gains	—	(403,112)
Total distributions to shareholders	(5,009,721)	(9,815,087)

Total increase (decrease) in net assets	(8,119,431)	(3,248,987)

Net assets at beginning of period	157,714,175	184,524,591
Net assets at end of period [including undistributed net investment income of $6,699,149 and $4,914,081, respectively]	$149,594,744	$181,275,604

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Cash Flows

	For the six months ended June 30, 2018 (Unaudited)	For the six months ended June 30, 2017 (Unaudited)
Cash Flows from Operating Activities
Net increase/(decrease) in net assets resulting from operations	$1,299,949	$(4,121,988)

Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from portfolio investments	20,290,609	1,019,237
Net change in unrealized (appreciation) depreciation of portfolio investments	(13,313,582)	11,711,617
Deferred tax asset	(1,020,150)	(233,453)
Paid in-kind interest income from portfolio investments	(458,261)	(1,267,209)
Accretion of discount on debt securities	(342,245)	(1,419,446)
Purchases of portfolio investments	(44,048,803)	(56,112,100)
Net proceeds from sales/return of capital of portfolio investments	79,266,967	50,970,863
Amortization of deferred financing costs	207,551	573,611
Amortization of deferred note offering costs	245,961	203,828
(Increase) decrease in operating assets:
Dividends and interest receivable	(772,871)	2,170,389
Receivable for investments sold	—	1,668,480
Income tax asset	104,089	(795,364)
Prepaid expenses and other assets	(129,557)	(108,658)
Increase (decrease) in operating liabilities:
Other accrued expenses and liabilities	76,131	92,872
Directors' fees payable	(32,792)	(22,000)
Professional fees payable	94,867	(85,265)
Interest and credit facility expense payable	(90,618)	124,761
Management fee payable	(338,331)	(241,466)
Income-based incentive fees payable	—	(761,010)
Unearned structuring fee revenue	(393,973)	(124,642)
Income tax liability	—	(182,699)
Net cash provided by (used in) operating activities	40,644,941	3,060,358

Cash Flows from Financing Activities
Issuance of common stock	—	10,853,602
Financing costs paid	(112,501)	(133,858)
Offering costs paid	(30,001)	(145,046)
Proceeds from credit facility payable	21,350,000	46,850,000
Repayments of credit facility payable	(52,500,000)	(50,850,000)
Distributions paid to shareholders	(6,121,435)	(9,558,528)
Repurchase of common stock	(4,409,659)	(165,514)
Net cash provided by (used in) financing activities	(41,823,596)	(3,149,344)
Increase (decrease) in cash	(1,178,655)	(88,986)
Cash at beginning of period	13,882,956	3,891,606
Cash at End of Period	$12,704,301	$3,802,620

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$3,530,990	$2,915,213
Accrued offering costs	$2,485	$2,485
Accrued distributions payable	$2,449,591	$4,843,375

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments

As of June 30, 2018

(Unaudited)

Company(+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 142.33%

Senior Secured - First Lien — 95.23%

Black Diamond Rentals (2)(3),(11),(12)	Oil & Gas Services	12% Cash, 2% PIK		14.00%	7/9/2018	5,937,501	$5,937,501	$4,875,828	3.26%
		4% Cash, 10% PIK		14.00%	7/9/2018	2,404,230	2,389,736	2,404,230	1.61%
							8,327,237	7,280,058	4.87%

CGGR Operations Holdings Corporation (3),(4)	Business Services	LIBOR + 11.5%	1.00%	13.81%	10/2/2023	13,431,579	13,313,353	13,431,579	8.98%
		LIBOR + 7.0%	1.00%	9.31%	9/30/2022	9,768,421	9,685,363	9,768,421	6.53%
							22,998,716	23,200,000	15.51%

Champion ONE (3),(4)	Technology & Telecom	LIBOR + 10.5%	1.00%	12.81%	3/17/2022	6,259,230	6,209,601	6,259,000	4.18%
Cirrus Medical Staffing, Inc. (3),(4),(5)	Business Services	LIBOR + 8.25%	1.00%	10.56%	10/19/2022	10,294,886	10,251,882	10,294,886	6.88%
Envocore Holding, LLC (3),(4),(6)	Industrial Services	LIBOR + 9.25%	1.00%	11.56%	6/30/2022	19,000,000	18,945,252	19,000,000	12.70%
Healthcare Associates of Texas, LLC (3),(4),(5)	Healthcare Services	LIBOR + 8.0%	1.00%	10.31%	11/8/2022	20,265,558	20,265,558	20,265,558	13.55%
Lugano Diamonds & Jewelry, Inc. (3),(4)	Retail	LIBOR + 10.00%	0.75%	12.31%	10/24/2021	6,750,000	6,161,558	6,299,047	4.21%
Lumileds (4),(7)	High Tech Industries	LIBOR + 3.50%	1.00%	5.80%	6/30/2024	1,989,987	2,024,557	1,977,550	1.32%
Manna Pro Products, LLC (3),(4),(5)	Consumer Services	LIBOR + 6.0%	1.00%	8.05%	12/8/2023	1,328,432	1,321,433	1,331,433	0.89%
NTI Holdings, LLC (3),(4)	Telecommunications	LIBOR + 8.0%	1.00%	10.00%	3/30/2021	16,203,624	16,010,009	16,089,342	10.75%
Palmetto Moon LLC (3)	Retail	11.5% Cash, 1.0% PIK		12.50%	10/31/2021	4,799,311	4,780,369	4,799,311	3.21%
Pharmalogics Recruiting, LLC (3),(5)	Business Services	10.25% Cash		10.25%	1/31/2022	9,875,000	9,798,783	9,875,000	6.60%
Superior Controls, Inc. (3),(4),(5)	Wholesale/Distribution	LIBOR + 7.25%	1.00%	9.56%	3/22/2021	11,825,000	11,782,518	11,825,000	7.91%
Weight Watchers International, Inc. (4),(7)	Consumer Services	LIBOR + 4.75%	0.75%	7.06%	11/29/2024	1,950,000	1,983,455	1,976,208	1.32%
West Corp. (4),(7)	Telecommunications	LIBOR + 3.50%	1.00%	5.48%	10/10/2024	2,000,000	1,997,549	1,987,290	1.33%
Total Senior Secured - First Lien							142,858,477	142,459,683	95.23%
Senior Secured - Second Lien — 21.32%

Asurion (4),(7)	Insurance	LIBOR + 6.0%		7.98%	8/4/2025	3,000,000	$3,091,190	$3,048,750	2.04%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of June 30, 2018

(Unaudited)

Company(+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

BayMark Health Services, Inc. (3),(4)	Healthcare Services	LIBOR + 8.25%	1.00%	10.57%	3/1/2025	7,000,000	$6,933,251	$7,000,000	4.68%
Mayfield Agency Borrower Inc. (4),(7)	Insurance	LIBOR + 8.50%		10.48%	2/28/2026	1,778,000	1,752,290	1,769,110	1.18%
Medsurant Holdings, LLC (3)	High Tech Industries	13.00% Cash		13.00%	6/30/2020	8,729,396	8,691,869	8,729,396	5.84%
Pharmalogic Holdings Corp. (3),(4),(5)	Healthcare Services	LIBOR + 8.0%		10.05%	12/11/2023	11,340,000	11,260,255	11,340,000	7.58%
Total Senior Secured - Second Lien							31,728,855	31,887,256	21.32%
Senior Subordinated — 14.88%

Acuity Technologies Holding Company, LLC (3),(8)	High Tech Industries	12.25% Cash		12.25%	11/19/2021	10,000,000	$10,000,000	$10,000,000	6.69%
Black Diamond Rentals (2),(3),(11)	Oil & Gas Services	4% Cash		4.00%	7/9/2018	8,009,188	8,009,188	2,384,000	1.59%
Security Alarm Financing Enterprises L. P. (3),(4),(9)	Security	LIBOR + 13.00%, 1.31% PIK	1.00%	15.31%	6/19/2020	10,070,568	9,949,455	9,870,000	6.60%
Total Senior Subordinated							27,958,643	22,254,000	14.88%
CLO/Structured Credit — 3.55%

BlueMountain CLO 2016-3 Ltd. (4),(7)	USD CLO	LIBOR + 6.85%		9.19%	11/15/2027	2,000,000	$2,041,574	$2,031,028	1.36%
Goldentree Loan Management US CLO 2 Ltd. (4),(7)	USD CLO	LIBOR + 4.70%		7.05%	11/28/2030	2,000,000	1,946,284	1,938,010	1.29%
OZLM Funding IV Ltd. (4),(7)	USD CLO	LIBOR + 6.30%		8.65%	10/22/2030	1,350,000	1,359,964	1,349,343	0.90%
Total CLO/Structured Credit							5,347,822	5,318,381	3.55%
Equity/Other — 7.35%

Champion ONE, Common Shares(2),(3)	Technology & Telecom					11,250	$1,125,000	$938,913	0.63%
IGT, Preferred Shares(2),(3)	Industrial Services	11% PIK		11.00%	12/10/2019	1,110,922	1,110,922	—	—
Common Shares(2),(3)						44,000	44,000	—	—
Preferred AA Shares(3)		15% PIK		15.00%	12/10/2019	326,789	326,790	326,789	0.22%
							1,481,712	326,789	0.22%

Envocore Holding, LLC (2),(3),(6)	Industrial Services					1,079,365	1,100,000	2,058,646	1.38%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of June 30, 2018

(Unaudited)

Company(+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Lugano Diamonds & Jewelry, Inc, Warrants(2),(3)	Retail					666,615	$666,615	$1,000,000	0.67%
Metal Powder Products, LLC, Common Shares(2),(3)	Industrial Manufacturing					500,000	500,000	719,046	0.48%
My Alarm Center, LLC, Common Shares(2),(3)	Security					129,582	256,793	—	—
Junior Preferred Shares(2),(3)						2,420	2,366,549	—	—
Senior Preferred Shares(2),(3)		8% PIK		8.00%	7/14/2022	2,998,437	2,862,059	1,023,999	0.68%
							5,485,401	1,023,999	0.68%
NTI Holdings, LLC, Preferred Shares(2),(3)	Telecommunications					424,621	547,349	1,679,748	1.12%
Warrants(2),(3)						417,823	224,689	1,035,867	0.69%
							772,038	2,715,615	1.81%
Palmetto Moon LLC, Common Shares(2),(3)	Retail					434,145	434,145	329,633	0.22%
Superior Controls, Inc., Preferred Shares(2),(3)	Wholesale/Distribution					400,000	400,000	789,000	0.53%
Tunnel Hill Class B Common Units(2),(3),(10)	Waste Services					98,418	2,529,303	1,097,000	0.73%
Total Equity/Other							14,494,214	10,998,641	7.35%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							222,388,011	212,917,961	142.33%
Investments in Non-Controlled, Affiliated Portfolio Companies — 12.02%*

Senior Secured - First Lien — —

Show Media, Inc. (2),(3)	Media & Entertainment	8% Cash, 3% PIK		11.00%	12/31/2018	4,153,393	$4,153,393	$—	—
Total Senior Secured - First Lien							4,153,393	—	—
Senior Secured - Second Lien — 3.11%

Xpress Global Systems, LLC (3)	Transportation Logistics	15% PIK		15.00%	7/9/2020	5,455,263	$5,268,234	$2,683,000	1.80%
		LIBOR + 11.0%	1.00%	13.30%	7/9/2020	1,964,871	1,940,403	1,964,872	1.31%

Total Senior Secured - Second Lien							7,208,637	4,647,872	3.11%
Senior Subordinated — 0.80%

Battery Solutions, Inc. (3)	Environmental/Recycling Services	12% Cash, 2% PIK		14.00%	11/6/2021	1,198,452	$1,198,452	$1,200,450	0.80%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of June 30, 2018

(Unaudited)

Company(+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Southern Technical Institute, Inc. (2),(3)	Education	6% PIK		6.00%	12/31/2021	3,529,000	$3,529,000	$—	—
Total Senior Subordinated							4,727,452	1,200,450	0.80%
Equity/Other — 8.11%

Battery Solutions, Inc., Class A and F Units(2),(3)	Environmental/Recycling Services					5,000,000	1,058,000	1,277,000	0.85%
Class E Units(3)		8% PIK		8.00%	11/6/2021	4,307,846	4,307,846	4,307,846	2.88%
							5,365,846	5,584,846	3.73%

Conisus, LLC, Common Shares(2),(3)	Media: Advertising, Printing & Publishing					4,914,556	—	—	—
Preferred Equity(3)		12% PIK		12.00%		12,677,834	12,677,834	6,554,225	4.38%
							12,677,834	6,554,225	4.38%

Show Media, Inc., Units(2),(3)	Media & Entertainment					4,092,210	3,747,428	—	—
Southern Technical Institute, Inc., Class A Units(2),(3)	Education					7,399,343	2,167,000	—	—
Xpress Global Systems, LLC, Warrants(2),(3)	Transportation Logistics					489,000	489,000	—	—
Total Equity/Other							24,447,108	12,139,071	8.11%
Total Investments in Non-Controlled, Affiliated Portfolio Companies							40,536,590	17,987,393	12.02%
Investments in Controlled, Affiliated Portfolio Companies — 10.20%**

Senior Secured - First Lien — 9.21%

FST Technical Services, LLC (3)	Technology & Telecom	14% Cash		14.00%	6/30/2019	13,777,125	$13,777,124	$13,777,125	9.21%
Total Senior Secured - First Lien							13,777,124	13,777,125	9.21%
Equity/Other — 0.99%

FST Technical Services, LLC, Common Class B Shares(2),(3)	Technology & Telecom	9% PIK		9.00%		1,750,000	$1,806,542	$1,477,381	0.99%
Total Equity/Other							1,806,542	1,477,381	0.99%
Total Investments in Controlled, Affiliated Portfolio Companies							15,583,666	15,254,506	10.20%
Total Investments							278,508,267	246,159,860	164.55%
Liabilities In Excess Of Other Assets								(96,565,116)	(64.55)%
Net Assets								$149,594,744	100.00%

(+)	All portfolio companies listed are qualifying assets.

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of June 30, 2018

(Unaudited)

*	Denotes investments in which the Company is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2018 in these affiliated investments are as follows:

						Change in
	Fair Value at				Interest/	Unrealized		Fair Value at
	December 31,	Gross	Gross	Transfers	Dividend/	Appreciation	Realized	June 30,
Name of Issuers	2017	Addition	Reductions	In/Out	Other Income	(Depreciation)	Gain (Loss)	2018
Battery Solutions, Inc.	$7,820,167	$-	$(1,036,870)	$-	$284,740	$1,999	$-	$6,785,296
Conisus, LLC	6,678,442	-	-	-	-	(124,217)	-	6,554,225
Show Media, Inc.	1	-	-	-	-	(1)	-	-
Southern Technical Institute, Inc.	1	-	-	-	-	10,167,516	(10,167,517)	-
Xpress Global Systems, LLC	5,474,294	-	-	-	134,923	(832,764)	-	4,647,872
	$19,972,905	$-	$(1,036,870)	$-	$419,663	$9,212,533	$(10,167,517)	$17,987,393

**	Denotes investments in which the Company is an “Affiliated Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2018 in these affiliated and controlled investments are as follows:

						Change in
	Fair value at				Interest/	Unrealized		Fair Value at
	December 31,	Gross	Gross	Transfers	Dividend/	Appreciation	Realized	June 30,
Name of Issuers	2017	Additions	Reductions	In/Out	Other Income	(Depreciation)	Gain (Loss)	2018
FST Technical Services, LLC	$15,256,237	$-	$-	-	$981,996	$220,904	$-	$15,254,506
	$15,256,237	$-	$-	-	$981,996	$220,904	$-	$15,254,506

***	Pledged as collateral under the Credit Facility with ING Capital LLC.

(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.

(2)	Non-income producing security.

(3)	Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 3).

(4)	The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

(5)	The investment has an unfunded commitment as of June 30, 2018 which is excluded from the presentation (see Note 12).

(6)	The investment was formerly known as LRI Holding, Inc. and Integrated Efficiency Solutions, Inc. On March 16, 2018, the name was changed to Envocore Holding, LLC.

(7)	Security is classified as Level 2 in the Company’s fair value hierarchy (see Note 3).

(8)	The investment was formerly known as QRC Holdings, LLC. On February 8, 2018, the name was changed to Acuity Technologies Holding Company, LLC.

(9)	When the LIBOR rate exceeds 1.00% the remaining portion of interest becomes PIK.

(10)	The investment was formerly known as City Carting Holding Company, Inc. On June 3, 2016, City Carting combined with Tunnel Hill Partners, L.P.

(11)	Black Diamond Rentals is currently exploring opportunities and as a result our maturity date is expected to be 10/7/2018.

(12)	Black Diamond has a revolving credit facility which has a priority lien position in conformance with industry practices for such facilities.

Abbreviation Legend

PIK - Payment-In-Kind

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments
As of December 31, 2017

Company (+)(^)***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost (1)	Fair Value	% of Net Assets
Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 159.99%
Senior Secured – First Lien — 103.57%
Black Diamond Rentals	Oil & Gas Services	12% Cash, 2% PIK (2)		14.00%	7/9/2018	5,937,501	$5,937,501	$4,875,828	3.09%
		4% Cash, 10% PIK		14.00%	7/9/2018	2,288,381	2,246,806	2,288,400	1.45%
							8,184,307	7,164,228	4.54%
CGGR Operations Holdings Corporation (3)	Business Services	11.5%	1.00%	12.50%	10/2/2023	13,431,579	13,302,663	13,431,578	8.52%
		7.0%	1.00%	8.00%	9/30/2022	9,768,421	9,675,645	9,768,421	6.19%
							22,978,308	23,199,999	14.71%
Champion ONE (3)	Technology & Telecom	LIBOR + 10.5%	1.00%	11.83%	3/17/2022	7,078,125	7,020,027	7,078,125	4.49%
Cirrus Medical Staffing, Inc. (3),(4)	Business Services	LIBOR + 8.25%	1.00%	9.61%	10/19/2022	18,600,000	18,510,539	18,600,000	11.79%
Healthcare Associates of Texas, LLC (3),(4)	Healthcare Services	LIBOR + 8.0%	1.00%	9.39%	11/8/2022	23,334,250	23,334,250	23,334,250	14.80%
IGT (3),(4)	Industrial Services	LIBOR + 8.50%	1.00%	9.86%	12/10/2019	7,783,012	7,743,557	7,783,012	4.94%
Integrated Efficiency Solutions, Inc. (3),(5)	Industrial Services	LIBOR + 9.25%	1.00%	10.59%	6/30/2022	19,500,000	19,436,803	19,500,000	12.36%
Lugano Diamonds & Jewelry, Inc. (3)	Retail	LIBOR + 10.0%	0.75%	11.34%	10/24/2021	8,000,000	7,349,002	7,483,890	4.75%
NTI Holdings, LLC (3),(4)	Telecommunications	LIBOR + 8.0%	1.00%	9.57%	3/30/2021	15,097,584	14,869,193	14,961,923	9.49%
Palmetto Moon LLC	Retail	11.5% Cash, 1.0% PIK		12.50%	10/31/2021	5,378,909	5,357,837	5,378,909	3.41%
Pharmalogics Recruiting, LLC (4)	Business Services	10.25% Cash		10.25%	1/31/2022	9,925,000	9,845,384	9,925,000	6.29%
Stancor, Inc. (3)	Wholesale/ Distribution	LIBOR + 8.00%	0.75%	9.37%	8/19/2019	4,105,932	4,105,932	4,105,932	2.60%
Superior Controls, Inc. (3),(4)	Wholesale/ Distribution	LIBOR + 8.75%	1.00%	10.09%	3/22/2021	14,825,000	14,775,976	14,825,000	9.40%
Total Senior Secured – First Lien							163,511,115	163,340,268	103.57%
Senior Secured – Second Lien — 5.54%
Medsurant Holdings, LLC	High Tech Industries	13.00% Cash		13.00%	6/30/2020	8,729,396	$8,677,481	$8,729,396	5.54%
Total Senior Secured – Second Lien							8,677,481	8,729,396	5.54%
Senior Subordinated — 40.88%
Black Diamond Rentals (2)	Oil & Gas Services	4% Cash		4.00%	7/9/2018	8,009,188	$8,009,188	$4,004,594	2.54%
GST Autoleather (2),(6)	Automotive Business Services	11% Cash, 2.0% PIK		13.00%	1/11/2021	8,496,238	8,496,239	—	—
Media Storm, LLC (2)	Media & Entertainment	10% PIK		10.00%	8/28/2019	2,454,545	$2,454,545	$1	—
Metal Powder Products LLC (3)	Industrial Manufacturing	LIBOR + 11.25%, 1.0% PIK	0.75%	13.59%	11/5/2021	8,333,733	8,333,734	8,500,408	5.39%
NextCare Holdings, Inc.	Healthcare Services	10% Cash, 4% PIK		14.00%	12/31/2018	15,833,365	15,731,616	15,833,365	10.04%
Pharmalogic Holdings Corp.	Healthcare Services	12% Cash		12.00%	9/1/2021	16,122,103	16,093,930	16,122,103	10.22%
QRC Holdings, LLC	High Tech Industries	12.25% Cash		12.25%	11/19/2021	10,000,000	10,000,000	10,000,000	6.34%
Security Alarm Financing Enterprises L. P. (3),(7)	Security	LIBOR + 13.00%, 0.34% PIK	1.00%	14.34%	6/19/2020	10,019,787	9,873,536	10,019,780	6.35%
Total Senior Subordinated							78,992,788	64,480,251	40.88%

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments continued
As of December 31, 2017

Company (+)(^)***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost (1)	Fair Value	% of Net Assets
Equity/Other — 10.00%
Champion ONE, Common Shares (2)	Technology & Telecom					11,250	$1,125,000	$984,332	0.62%
IGT, Preferred Shares (2)	Industrial Services	11% PIK		11.00%	12/10/2019	1,110,922	1,110,923	—	—
Common Shares (2)						44,000	44,000	—	—
Preferred AA Shares		15% PIK		15.00%	12/10/2019	326,789	326,789	326,789	0.21%
							1,481,712	326,789	0.21%
Integrated Efficiency Solutions, Inc. Preferred Shares (2),(5)	Industrial Services					1,079,365	1,100,000	2,058,646	1.31%
Lugano Diamonds & Jewelry, Inc, Warrants (2)	Retail					666,615	666,615	1,000,000	0.63%
Metal Powder Products, LLC, Common Shares (2)	Industrial Manufacturing					500,000	500,000	719,047	0.46%
My Alarm Center, LLC, Common Shares (2)	Security					129,582	256,793	—	—
Junior Preferred Shares (2)						2,420	2,366,549	1,253,570	0.79%
Senior Preferred Shares (2)		8% PIK		8.00%	7/14/2022	2,998,437	2,862,059	2,862,059	1.81%
							5,485,401	4,115,629	2.60%
NTI Holdings, LLC, Preferred Shares (2)	Telecommunications					424,621	547,349	1,679,748	1.06%
Warrants (2)						417,823	224,689	1,035,867	0.66%
							772,038	2,715,615	1.72%
Palmetto Moon LLC, Common Shares (2)	Retail					434,145	$434,145	$329,633	0.21%
Superior Controls, Inc., Preferred Shares (2)	Wholesale/ Distribution					400,000	400,000	754,000	0.48%
Tunnel Hill Class B Common Units (2),(8)	Waste Services					98,418	2,529,303	2,771,797	1.76%
Total Equity/Other							14,494,214	15,775,488	10.00%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							265,675,598	252,325,403	159.99%
Investments in Non-Controlled, Affiliated Portfolio Companies — 12.67%*
Senior Secured – First Lien —
Show Media, Inc. (2)	Media & Entertainment	8% Cash, 3% PIK		11.00%	12/31/2018	4,153,393	$4,153,393	$1	—
Total Senior Secured – First Lien							4,153,393	1	—
Senior Secured – Second Lien — 3.47%
Southern Technical Institute, Inc.	Education	15% PIK		15.00%	12/2/2020	8,451,041	$8,451,041	$1	—
Xpress Global Systems, LLC (3)	Transportation Logistics	15% PIK		15.00%	7/9/2020	5,455,263	5,222,687	3,509,422	2.22%
		LIBOR + 11.0%	1.00%	12.33%	7/9/2020	1,964,872	1,979,609	1,964,872	1.25%
							7,202,296	5,474,294	3.47%
Total Senior Secured – Second Lien							15,653,337	5,474,295	3.47%
Senior Subordinated — 1.53%
Battery Solutions, Inc.	Environmental/ Recycling Services	6% Cash, 8% PIK		14.00%	11/6/2021	2,404,598	$2,404,598	$2,404,598	1.53%
Total Senior Subordinated							2,404,598	2,404,598	1.53%

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments continued
As of December 31, 2017

Company (+)(^)***	Industry	Spread Above Index	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost (1)	Fair Value	% of Net Assets
Equity/Other — 7.67%
Battery Solutions, Inc., Class A and F Units (2)	Environmental/ Recycling Services				5,000,000	$1,058,000	$1,277,000	0.81%
Class E Units		8% PIK	8.00%	11/6/2021	4,138,569	4,138,569	4,138,569	2.62%
						5,196,569	5,415,569	3.43%
Conisus, LLC, Common Shares (2)	Media: Advertising, Printing & Publishing				4,914,556	—	—	—
Preferred Equity		12% PIK	12.00%		12,677,834	12,677,834	6,678,442	4.24%
						12,677,834	6,678,442	4.24%
Show Media, Inc., Units (2)	Media & Entertainment				4,092,210	3,747,428	—	—
Southern Technical Institute, Inc., Class A Units (2)	Education				3,164,063	$2,167,000	$—	—
Preferred Shares		15.75% PIK	15.75%	3/30/2026	5,135,209	5,024,209	—	—
Warrants (2)					221,267	221,267	—	—
						7,412,476	—	—
Xpress Global Systems, LLC, Warrants (2)	Transportation Logistics				489,000	489,000	—	—
Total Equity/Other						29,523,307	12,094,011	7.67%
Total Investments in Non-Controlled, Affiliated Portfolio Companies						51,734,635	19,972,905	12.67%
Investments in Controlled, Affiliated Portfolio Companies — 9.67%**
Senior Secured – First Lien — 8.87%
FST Technical Services, LLC	Technology & Telecom	12% Cash, 5% PIK	17.00%	6/30/2019	13,999,758	$13,999,758	$13,999,758	8.87%
Total Senior Secured – First Lien						13,999,758	13,999,758	8.87%
Equity/Other — 0.80%
FST Technical Services, LLC, Common Class B Shares (2)	Technology & Telecom	9% PIK	9.00%		1,750,000	$1,806,543	$1,256,479	0.80%
Total Equity/Other						1,806,543	1,256,479	0.80%
Total Investments in Controlled, Affiliated Portfolio Companies						15,806,301	15,256,237	9.67%
Total Investments						333,216,534	287,554,545	182.33%
Liabilities In Excess Of Other Assets							(129,840,370)	(82.33)%
Net Assets							$157,714,175	100.00%

__________________________

(+)	All portfolio companies listed are qualifying assets.

(^)	All investments are level 3 investments and are therefore valued using unobservable inputs.

*	Denotes investments in which the Company is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2017 in these affiliated investments are as follows:

Name of Issuers	Fair Value at December 31, 2016	Gross Addition	Gross Reductions	Transfers In/Out	Paid-in-kind/ Interest/ Dividend/ Other Income	Fair Value at December 31, 2017
Battery Solutions, Inc.	$6,517,046	$—	$—	$—	$650,999	$7,820,167
Conisus, LLC	—	—	—	—	1,121,469	6,678,442
Show Media, Inc.	2,077,000	—	—	—	95,164	1
Southern Technical Institute, Inc.	13,500,157	—	—	—	1,205,438	1
Xpress Global Systems, LLC	—	—	—	7,475,203	455,272	5,474,294
	$22,094,203	$—	$—	$7,475,203	$3,528,342	$19,972,905

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

__________________________

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

June 30, 2018

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

The Company’s investment objective is to generate both current income and, to a lesser extent, capital appreciation primarily by making direct investments in middle market companies, which we define as companies having annual earnings, before interest , taxes, depreciation and amortization, or EBITDA of between $15 million and $75 million, and/or revenues of between $10 million and $250 million, although we may make investments in larger or smaller companies and other types of investments. These investments are in the form of first lien, second lien, unitranche and, to a lesser extent given the current credit environment, mezzanine debt and equity investments. We expect to source investments primarily through the network of relationships that the principals of its investment adviser have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

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

Cash – At June 30, 2018, cash balances totaling $12.7 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.

Deferred Financing Costs – Deferred financing costs consist of fees and expenses paid in connection with the credit facility (as defined in Note 10) and are capitalized at the time of payment. These costs are amortized using the straight line method, which approximate the effective interest method over the term of the Credit Facility.

Deferred Note Offering Costs – Deferred note offering costs consist of fees and expenses paid in connection with the Notes (as defined in Note 9) and are capitalized at the time these fees and expenses are incurred before the issuance commenced. These costs are amortized using the straight line method, which approximate the effective interest method over the term of the Notes.

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

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were three non-accrual investments as of June 30, 2018 and December 31, 2017.

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

The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three and six months ended June 30, 2018, the Company recognized a benefit for income taxes on unrealized gain (loss) on investments of $1.0 million and $1.0 million for the Taxable Subsidiary, respectively. For the three and six months ended June 30, 2017, the Company recognized a provision for income taxes on unrealized gain (loss) on investments of $(0.1) million and $(0.8) million for the Taxable Subsidiary, respectively. As of June 30, 2018 and December 31, 2017, $6.0 million and $4.9 million, respectively, was included in the deferred tax asset on the Consolidated Statements of Assets and Liabilities.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which will amend FASB ASC 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has evaluated that there is no impact from ASU 2016-18 on its consolidated financial statements and disclosures.

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

In May 2014, the FASB issued ASC 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an ASU, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has evaluated the impact of ASC 606 and determined that it will not have a material impact on its consolidated financial statements and disclosures.

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

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2018 are as follows:

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2018 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$—	$5,941,048	$150,295,760	$156,236,808
Senior Secured - Second Lien	—	4,817,860	31,717,268	36,535,128
Subordinated Debt	—	—	23,454,450	23,454,450
CLO/Structured Credit	—	5,318,381	—	5,318,381
Equity/Other	—	—	24,615,093	24,615,093
Total Investments	$—	$16,077,289	$230,082,571	$246,159,860

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2017 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$—	$—	$177,340,027	$177,340,027
Senior Secured - Second Lien	—	—	14,203,691	14,203,691
Subordinated Debt	—	—	66,884,849	66,884,849
Equity/Other	—	—	29,125,978	29,125,978
Total Investments	$—	$—	$287,554,545	$287,554,545

The changes in investments classified as Level 3 are as follows for the six months ended June 30, 2018 and June 30, 2017.

As of June 30, 2018:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2018	$177,340,027	$14,203,691	$66,884,849	$29,125,978	$287,554,545
Amortized discounts/premiums	165,255	24,736	155,059	-	345,050
Paid in-kind interest	81,763	-	207,222	169,276	458,261
Net realized gain (loss)	(24,418)	(4,922,041)	(10,098,674)	(5,245,476)	(20,290,609)
Net change in unrealized appreciation (depreciation)	(163,436)	7,750,383	5,280,892	565,315	13,433,154
Purchases	10,880,846	18,189,499	2,277,803	-	31,348,148
Sales/Return of capital	(37,984,277)	(3,529,000)	(41,252,701)	-	(82,765,978)
Transfers in	-	-	-	-	-
Transfers out	-	-	-	-	-
Balance as of June 30, 2018	$150,295,760	$31,717,268	$23,454,450	$24,615,093	$230,082,571

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2018	$(60,534)	$(700,657)	$(5,373,294)	$(4,680,161)	$(10,814,646)

As of June 30, 2017:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2017	$95,684,153	$84,864,909	$74,050,349	$21,673,539	$276,272,950
Amortized discounts/premiums	445,927	897,432	76,086	-	1,419,445
Paid in-kind interest	230,149	283,586	482,269	271,205	1,267,209
Net realized gain (loss)	-	-	74	(1,019,310)	(1,019,236)
Net change in unrealized appreciation (depreciation)	(1,416,184)	(13,920,788)	(1,419,978)	5,045,333	(11,711,617)
Purchases	50,379,773	1,391,178	2,333,039	2,008,110	56,112,100
Sales/Return of capital	(28,358,114)	(18,631,792)	(267)	(3,980,690)	(50,970,863)
Transfers in	-	-	-	-	-
Transfers out	-	-	-	-	-
Balance as of June 30, 2017	$116,965,704	$54,884,525	$75,521,572	$23,998,187	$271,369,988

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2017	$(1,269,644)	$(13,830,385)	$(1,419,904)	$3,745,334	$(12,774,599)

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018:

	Fair Value at			Range
Assets at Fair Value	June 30, 2018	Valuation Technique	Unobservable Input	of Inputs	Weighted Average

Senior Secured - First Lien	$150,295,760	Yield to Maturity	Comparable Market Rate	8.1% - 14.0%	11.4%

Senior Secured - Second Lien	$31,717,268	Yield to Maturity	Comparable Market Rate	10.1% - 15.0%	11.6%

Senior Subordinated	$23,454,450	Yield to Maturity	Comparable Market Rate	4.0% - 15.3%	12.8%

Preferred Ownership	$16,740,253	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.5x - 13.0x	10.2	x

Common Ownership/ Common Warrants	$7,874,840	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.5x - 13.0x	8.1	x

Total	$230,082,571

As of December 31, 2017:

	Fair Value at			Range
Assets at Fair Value	December 31, 2017	Valuation Technique	Unobservable Input	of Inputs	Weighted Average

Senior Secured - First Lien	$177,340,027	Yield to Maturity	Comparable Market Rate	8.0% - 17.0%	10.9%

Senior Secured - Second Lien	$14,203,691	Yield to Maturity	Comparable Market Rate	12.3% - 25.0%	15.0%

Senior Subordinated	$66,884,849	Yield to Maturity	Comparable Market Rate	4.0% - 14.7%	12.7%

Preferred Ownership	$19,751,824	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.5x - 13.0x	9.3	x

Common Ownership/ Common Warrants	$9,374,154	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.5x - 13.0x	8.3	x

Total	$287,554,545

4.	Share Transactions

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

The following tables set forth the number of shares of common stock repurchased by the Company under its share repurchase program for the six months ended June 30, 2018 and 2017:

As of June 30, 2018:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
January 2018	16,786	$8.01 - $8.22	$136,949
March 2018	195,785	$6.05 - $7.24	1,373,656
April 2018	231,343	$6.12 - $7.20	1,599,304
May 2018	136,819	$6.18 - $6.85	901,837
June 2018	59,461	$6.30 - $6.80	397,913
Total	640,194		$4,409,659

As of June 30, 2017:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
January 2017	14,574	$12.13 - $12.49	$165,514

5.	Distributions

The Company intends to make quarterly distributions of available net investment income determined on a tax basis to its stockholders. Distributions to stockholders are recorded on the record date. The amount, if any, to be distributed to stockholders is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, will be distributed at least annually. If the Company does not distribute (or are not deemed to have distributed) at least 98% of the Company's annual ordinary income in the calendar year earned, the Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income exceed the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income. As of June 30, 2018 and December 31, 2017, the Company accrued $365,308 and $250,496, respectively, for any unpaid potential excise tax liability and have included these amounts within income tax asset or liability on the accompanying Consolidated Statements of Assets and Liabilities.

The following table reflects the Company’s dividends declared and paid on its common stock for the six months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
March 8, 2018	March 30, 2018	April 4, 2018	$0.180
May 4, 2018	June 29, 2018	July 5, 2018	$0.180

The following table reflects the Company’s dividends declared and paid on its common stock for the six months ended June 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
March 9, 2017	March 31, 2017	April 6, 2017	$0.340
March 9, 2017	March 31, 2017	April 6, 2017	$0.030
May 4, 2017	June 30, 2017	July 6, 2017	$0.340

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

Management Fee

Under the Investment Advisory Agreement, the Company has agreed to pay Alcentra NY an annual base management fee based on its gross assets as well as an incentive fee based on its performance. The base management fee is calculated at an annual rate as follows: 1.50% of its gross assets (i.e., total assets held before deduction of any liabilities), including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such as investments in U.S. Treasury Bills), if its gross assets are less than or equal to $625 million; 1.40% if its gross assets are greater than or equal to $625,000,001 but less than or equal to $750,000,000; and 1.25% if its gross assets are greater than or equal to $750,000,001. The various management fee percentages (i.e. 1.50%, 1.40% and 1.25%) would apply to the Company’s entire gross assets in the event its gross assets exceed the various gross asset thresholds. The base management fee will be payable quarterly in arrears and shall be calculated based on the average value of the Company’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters.

On May 4, 2018, the Adviser agreed to a temporary 25 basis point reduction, from May 1, 2018 to April 30, 2019, across all of these base management fee breakpoints.

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

For the three and six months ended June 30, 2018, the Company recorded expenses for base management fees of $1,036,122 and $2,270,985, respectively, of which $(109,281) and $(109,281), respectively, was waived by the Adviser and $926,841 was payable at June 30, 2018. For the three and six months ended June 30, 2017, the Company recorded expenses for base management fees of $1,229,648 and $2,479,217, respectively, of which $169,524 and $169,524, respectively, was waived by the Adviser and $1,060,125 was payable at June 30, 2017.

For the three and six months ended June 30, 2018, the Company incurred incentive fees of $0 and $0, respectively, of which $0 and $0 was waived by the Adviser, respectively. For the three and six months ended June 30, 2017, the Company incurred incentive fees of $0 and $653,911, respectively, of which $0 and $0 was waived by the Adviser, respectively. For the three and six months ended June 30, 2018, the Company incurred capital gains incentive fees of $0 and $0, respectively, of which $0 and $0, respectively, was waived by the Adviser. For the three and six months ended June 30, 2017, the Company incurred capital gains incentive fees of $0 and $0, respectively, of which $0 and $0, respectively, was waived by the Adviser.

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

For the three and six months ended June 30, 2018, the Company recorded directors' fee expense of $116,826 and $213,028, respectively, of which $36,125 was payable at June 30, 2018. For the three and six months ended June 30, 2017, the Company recorded directors' fee expense of $74,344 and $142,480, respectively, of which $73,000 was payable at June 30, 2017.

8.	Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the six months ended June 30, 2018 and June 30, 2017.

	For the six months ended June 30,
	2018	2017
Investment purchases, at cost (including PIK interest and dividends)	$44,507,064	$57,379,309
Investment sales, proceeds (including principal payments/paydown proceeds)	79,266,967	50,970,863

9.	Alcentra Capital InterNotes®

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

During the six months ended June 30, 2018, the Company issued $0 million in aggregate principal amount of the Alcentra Capital InterNotes® for net proceeds of $0 million. For the three and six months ended June 30, 2018, the Company borrowed an average of $55.0 million and $55.0 million, respectively, with a weighted average interest rate of 6.40% and 6.44%, respectively. For the three and six months ended June 30, 2017, the Company borrowed an average of $55.0 million and $55.0 million, respectively, with a weighted average interest rate of 6.44% and 6.40%, respectively.

The following table summarizes the Alcentra Capital InterNotes® issued and outstanding during the six months ended June 30, 2018.

Tenor at	Principal	Interest
Origination	Amount	Rate	Weighted Average
(in years)	(000’s omitted)	Range	Interest Rate	Maturity Date Range
5	$53,582	6.25% - 6.50%	6.38%	February 15, 2020 - June 15, 2021

7	1,418	6.50% - 6.75%	6.63%	January 15, 2022 - April 15, 2022
	$55,000

In connection with the issuance of the Alcentra Capital InterNotes®, the Company incurred $1.196 million of fees which are being amortized over the term of the notes and are included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of June 30, 2018. During the six months ended June 30, 2018 the Company recorded $0.246 million of interest costs and amortization of offering costs on the Alcentra Capital InterNotes® as interest expense.

10.	Credit Facility/Line of Credit

On May 8, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital LLC (“ING”), as administrative agent, collateral agent and lender, and the lenders from time to time party thereto, to provide liquidity in support of its investment and operational activities. The Credit Facility had an initial commitment of $80 million with an accordion feature that allowed for an increase in the total commitments up to $160 million, subject to certain conditions and the satisfaction of specified financial covenants. The Credit Facility was amended on August 11, 2015 to increase the commitments and the accordion feature. The total commitments and accordion feature are $135 million and up to $250 million respectively, subject to satisfaction of certain conditions at the time of any such future increase. As amended, the Credit Facility has a maturity date of August 11, 2020 and bears interest, at our election, at a rate per annum equal to (i) 2.25% plus the highest of a prime rate, the Federal Funds rate plus 0.5%, three month LIBOR plus 1%, and zero or (ii) 3.25% plus the one, three or six month LIBOR rate, as applicable.

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

The Company has made customary representations and warranties and is required to comply with various covenants and reporting requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. On March 9, 2018, the Company entered into Amendment No. 6 (the “Amendment”) to its Credit Facility. The Credit Facility was amended to modify certain financial covenants to (i) reduce the stockholders’ equity that the Company is required to maintain for the period from December 31, 2017 to June 30, 2018, (ii) reduce the asset coverage ratio that the Company is required to maintain from 2.25 to 2.00 for the period from December 31, 2017 to June 30, 2018, and (iii) reduce the net worth that the Company is required to maintain from $149,559,368 to $126,201,991 for the period from December 31, 2017 to June 30, 2018. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, and certain change in control events. As of June 30, 2018, and after giving effect to the Amendment, the Company was in compliance in all material respects with the terms of the Credit Facility.

As of June 30, 2018 and December 31, 2017, the Company had United States dollar borrowings of $58.6 million and $89.7 million outstanding under the Credit Facility, respectively. For the three and six months ended June 30, 2018, the Company borrowed an average of $58.4 million and $57.4 million with a weighted average interest rate of 5.29% and 5.11%, respectively. For the three and six months ended June 30, 2017, the Company borrowed an average of $38.9 million and $38.8 million with a weighted average interest rate of 4.36% and 4.32%, respectively.

In accordance with the 1940 Act, the Company is currently allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. On May 4, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Company’s board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on May 4, 2019 (unless the Company receives earlier stockholder approval), the Company’s asset coverage requirement applicable to senior securities will be reduced to 150%. As of June 30, 2018, the aggregate amount outstanding of the senior securities issued by the Company was $58.6 million. As of June 30, 2018, the Company’s asset coverage was 232%.

11.	Market and Other Risk Factors

At June 30, 2018, a portion of the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is comprised of investments in the 20 industries listed in Note 13. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

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

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2018 and December 31, 2017, the Company had $15.2 million and $17.2 million in unfunded commitments under loan and financing agreements, respectively. As of June 30, 2018 and December 31, 2017, the Company’s unfunded commitment under loan and financing agreements are presented below.

	As of
	June 30, 2018	December 31, 2017

Pharmalogic Holdings Corp.	$4,760,000	$-
Pharmalogics Recruiting, LLC	2,000,000	2,000,000
Cirrus Medical Staffing, Inc.	3,636,364	4,000,000
Superior Controls, Inc.	2,500,000	2,500,000
Healthcare Associates of Texas, LLC	2,259,868	6,900,000
Manna Pro Products, LLC	92,764	-
NTI Holdings, LLC	-	1,258,540
IGT	-	500,000
Total	$15,248,996	$17,158,540

13.	Classification of Portfolio Investments

As of June 30, 2018, the Company’s portfolio investments were categorized as follows:

	Cost	Fair Value	% of Net Assets*
Investment Type
Senior Secured - First Lien	$160,788,994	$156,236,808	104.44%
Senior Secured - Second Lien	42,466,492	36,535,128	24.42%
Equity/Other	40,747,864	24,615,093	16.45%
Senior Subordinated	29,157,095	23,454,450	15.68%
CLO/Structured Credit	5,347,822	5,318,381	3.56%
Total	$278,508,267	$246,159,860	164.55%

Geographic Region
Southeast	$63,885,482	$53,036,701	35.45%
Northeast	54,183,874	49,143,759	32.85%
South	55,805,773	44,953,027	30.05%
Midwest	33,999,928	36,106,889	24.14%
West	42,286,672	34,401,103	22.99%
Canada	22,998,716	23,200,000	15.51%
US (CLO)	5,347,822	5,318,381	3.56%
Total	$278,508,267	$246,159,860	164.55%

Industry
Business Services	$43,049,381	$43,369,886	28.99%
Healthcare Services	38,459,064	38,605,558	25.81%
Technology & Telecom	22,918,267	22,452,419	15.01%
Industrial Services	21,526,964	21,385,435	14.30%
Telecommunications	18,779,596	20,792,247	13.90%
High Tech Industries	20,716,426	20,706,946	13.84%
Wholesale/Distribution	12,182,518	12,614,000	8.43%
Retail	12,042,687	12,427,991	8.31%
Security	15,434,856	10,893,999	7.28%
Oil & Gas Services	16,336,425	9,664,058	6.46%
Environmental/Recycling Services	6,564,298	6,785,296	4.54%
Media: Advertising, Printing & Publishing	12,677,834	6,554,225	4.38%
USD CLO	5,347,822	5,318,381	3.56%
Insurance	4,843,480	4,817,860	3.22%
Transportation Logistics	7,697,637	4,647,872	3.11%
Consumer Services	3,304,888	3,307,641	2.21%
Waste Services	2,529,303	1,097,000	0.72%
Industrial Manufacturing	500,000	719,046	0.48%
Media & Entertainment	7,900,821	—	0.0%
Education	5,696,000	—	0.0%
Total	$278,508,267	$246,159,860	164.55%

*Fair value as a percentage of Net Assets

As of December 31, 2017, the Company’s portfolio investments were categorized as follows:

	Cost	Fair Value	% of Net Assets*
Investment Type
Senior Secured - First Lien	$181,664,266	$177,340,027	112.44%
Senior Subordinated	81,397,386	66,884,849	42.41%
Equity/Other	45,824,064	29,125,978	18.47%
Senior Secured - Second Lien	24,330,818	14,203,691	9.01%
Total	$333,216,534	$287,554,545	182.33%

Geographic Region
Southeast	$99,474,605	$78,667,734	49.88%
Northeast	57,107,756	54,446,210	34.52%
West	57,327,891	49,593,273	31.45%
South	56,444,310	48,087,167	30.49%
Midwest	39,883,664	33,560,162	21.28%
Canada	22,978,308	23,199,999	14.71%
Total	$333,216,534	$287,554,545	182.33%

Industry
Healthcare Services	$55,159,796	$55,289,718	35.06%
Business Services	51,334,231	51,724,999	32.80%
Industrial Services	29,762,072	29,668,447	18.81%
Technology & Telecom	23,951,328	23,318,694	14.79%
Wholesale/Distribution	19,281,908	19,684,932	12.48%
High Tech Industries	18,677,481	18,729,396	11.88%
Telecommunications	15,641,231	17,677,538	11.21%
Retail	13,807,599	14,192,432	9.00%
Security	15,358,937	14,135,409	8.96%
Oil & Gas Services	16,193,495	11,168,822	7.08%
Industrial Manufacturing	8,833,734	9,219,455	5.85%
Environmental/Recycling Services	7,601,167	7,820,167	4.96%
Media: Advertising, Printing & Publishing	12,677,834	6,678,442	4.22%
Transportation Logistics	7,691,296	5,474,294	3.47%
Waste Services	2,529,303	2,771,797	1.76%
Media & Entertainment	10,355,366	2	0.0%
Education	15,863,517	1	0.0%
Automotive Business Services	8,496,239	—	0.0%
Total	$333,216,534	$287,554,545	182.33%

*Fair value as a percentage of Net Assets

14.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for the six months ended June 30, 2018 and June 30, 2017.

	For the six months ended	For the six months ended
	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)
Per share data(1)
Net asset value, beginning of period	$11.09	$13.72

Net investment income (loss)	0.52	0.68
Net realized and unrealized gains (losses)(2)	(0.31)	(0.90)
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	0.07	(0.06)
Net increase (decrease) in net assets resulting from operations	0.28	(0.28)

Distributions to shareholders:(3)
From net investment income	(0.36)	(0.68)
Net realized gains	0.00	(0.03)
Total dividend distributions declared	(0.36)	(0.71)

Net asset value, end of period	$11.01	$12.73
Market value per share, end of period	$6.39	$13.59

Total return based on net asset value(4)(5)	2.5%	(2.0)%
Total return based on market value(4)(5)	(19.5)%	19.5%

Shares outstanding at end of period	13,582,751	14,245,220

Ratio/Supplemental Data:
Net assets, at end of period	$149,594,744	$181,275,604
Ratio of total expenses before waiver to average net assets(6)	10.47%	9.16%
Ratio of interest expenses to average net assets(6)	4.75%	4.00%
Ratio of incentive fees to average net assets(6)	—%	0.72%
Ratio of waiver of management and incentive fees to average net assets(6)	0.14%	(0.19)%
Ratio of net expenses to average net assets(6)	10.33%	8.98%
Ratio of net investment income (loss) before waiver to average net assets(6)	9.63%	10.26%
Ratio of net investment income (loss) after waiver to average net assets(6)	9.49%	10.45%

Total Credit Facility payable outstanding	$58,553,273	$35,133,273
Total Notes payable outstanding	$55,000,000	$55,000,000

Asset coverage ratio(7)	2.3	3.0
Portfolio turnover rate(5)	16%	18%

(1)	The per share data was derived by using the average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of purchases or sales of the Company's shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(4)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(5)	Not Annualized.
(6)	Annualized, except for consulting fees.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

15.	Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we have a subsidiary that is not required to be consolidated. We have a certain unconsolidated significant subsidiary, FST Technical Services, LLC ("FST") that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the six months ended June 30, 2018 and as of and for the year ended December 31, 2017.

	As of		For the six months ended
Balance Sheet	June 30, 2018	Income Statement	June 30, 2018

Current Assets	$6,739,242	Net Sales	$8,575,007
Noncurrent Assets	$18,682,054	Gross Profit	$2,859,627
Current Liabilities	$1,370,110	Net Income/EBITDA	$1,724,546
Noncurrent Liabilities	$13,900,683

	As of		For the year ended
Balance Sheet	December 31, 2017	Income Statement	December 31, 2017

Current Assets	$6,276,379	Net Sales	$19,716,632
Noncurrent Assets	$18,281,690	Gross Profit	$6,534,303
Current Liabilities	$1,022,247	Net Income/EBITDA	$3,339,407
Noncurrent Liabilities	$14,003,599

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

Subsequent to June 30, 2018, the following activity occurred:

On July 5, 2018, Alcentra paid a dividend of $0.18 per share to shareholders of record as of June 29, 2018.

On July 10, 2018, a $6.0 million 2nd Lien investment was made into Value Based Care Solutions (“VBC”) at L + 8.125%.

On August 6, 2018, the Company’s Board of Directors declared a dividend of $0.18 per share for the third quarter of 2018, which is payable on October 4, 2018 to stockholders of record as of September 28, 2018.

As of August 6, 2018, $0.3 million of common stock had been repurchased by the Company through its $5.0 million share repurchase program.

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

Our investment objective is to generate primarily current income and, to a lesser extent, capital appreciation through debt and equity investments, respectively by targeting middle-market companies (typically those with $15.0 million to up to $75 million of EBITDA) through first lien, second lien, unitranche and, to a lesser extent given the current credit environment, mezzanine debt and equity investments.

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

Management Transition and Board Composition

On June 22, 2018, our board of directors appointed Vijay Rajguru to serve as our Chief Executive Officer. In addition, on June 22, 2018, our board of directors appointed Suhail A. Shaikh and Peter M. Glaser each to serve as our Co-Presidents. David Scopelliti previously served on our board of directors and as our Chief Executive Officer and President, until his resignation effective June 22, 2018.

In addition, effective as of June 25, 2018, Steven H. Reiff resigned from his position as a member of our board of directors. In connection therewith, our board of directors appointed Edward Grebow to serve as chair of the valuation committee of our board of directors, effective June 25, 2018, and fill the vacancy created by Mr. Reiff’s resignation.

In connection with the resignations of Messrs. Scopelliti and Reiff, our board of directors approved a decrease in the size of the board from five to three members, effective as of June 25, 2018.

For more information regarding Messrs. Rajguru, Shaikh and Glaser, please refer to our current report on Form 8-K filed with the SEC on June 25, 2018.

Portfolio Composition and Investment Activity

Portfolio Composition

We invest primarily in middle-market companies (typically those with $15.0 million to up to $75 million of EBITDA) through first lien, second lien, unitranche and, to a lesser extent given the current credit environment, mezzanine debt. We have expanded our investment strategy to include larger middle market companies and investments that have more seniority in a portfolio company’s capital structure, a security interest in the company’s collateral, and floating rate exposure that generally have more of a propensity to withstand changes in the economy, capital markets or other factors affecting such portfolio company. This expansion is a reflection of the current conditions of the debt capital markets combined with the Adviser’s view that we are in the later stages of the credit cycle. We are executing this portfolio rotation to focus on stabilizing net asset value per share and minimizing credit losses associated with our historic focus on unsecured mezzanine debt and equity investment. The rotation to having a larger percentage of our portfolio in the senior part of the capital structure provides added protections, rights and remedies in case of a downturn in the economy or specific company performance issues. The addition of collateral also enhances our creditor rights during a workout or bankruptcy proceeding relative to other unsecured creditors. Lastly, more floating rate debt investments, versus fixed rate mezzanine debt, should reduce our exposure to interest rate increases. We believe that these measures are in the best interests of our stockholders; however, these shifts will likely result in a decrease in the weighted average yield on our investment portfolio. Although we expect that these measures will mitigate our investment-related risks to an extent, we also expect the weighted average yields on our portfolio will decrease as a result of the change in our investment strategy. We believe these measures are in the best interests of our stockholders to preserve the principal amounts of our loans.

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

During the three months ended June 30, 2018, we invested $19.6 million in debt investments, including one new portfolio company, two add on investments, and one loan refinancing. These investments consisted of first lien debt ($1.3 million or 6.6%), delayed draw commitments ($2.2 million or 11.2%) and a loan refinancing of second lien debt ($16.1 million or 82.2%). During the three months ended June 30, 2018 we received proceeds from repayments, amortizations on investments, and a loan refinancing of $30.9 million. During the three months ended June 30, 2017, we invested $11.4 million in debt and equity investments, including three add on investments and one loan refinancing. These investments consisted of senior secured loans ($11.1 million, or 96.6%), second lien loans ($0.3 million, or 2.6%), and equity securities ($0.1 million, or 0.8%). During the three months ended June 30, 2017 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses) of $14.5 million.

As of June 30, 2018, we had $246.2 million (at fair value) invested in 27 companies, 5 broadly syndicated loans, and 3 rated debt securities in CLOs. Our portfolio included approximately 63.5% of first lien debt, 14.8% of second lien debt, 9.5% of subordinated debt, 2.2% of CLOs, and 10.0% of equity investments at fair value. At June 30, 2018, our average portfolio company investment at amortized cost and fair value was approximately $7.1 million and $5.8 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $23.0 million and $23.2 million, respectively. At June 30, 2018, 72.4% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 27.6% bore interest at fixed rates.

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

The weighted average yield on debt investments as of June 30, 2018 and December 31, 2017 was 10.9 % and 11.3%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount but excluding investments on non-accrual status, if any. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiary’s fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2018 we had 6 such investments with an aggregate unfunded commitment of $15.2 million and at December 31, 2017 we had 6 such investments with an aggregate unfunded commitment of $17.2 million.

The following table shows the portfolio composition by investment type at cost and fair value with the corresponding percentage of total investments:

	Cost				Fair Value
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
	(dollars in thousands)
Senior Secured - First Lien	$160,789	57.7%	$181,664	54.5%	$156,237	63.5%	$177,340	61.7%
Senior Secured - Second Lien	42,466	15.3%	24,331	7.3%	36,535	14.8%	14,204	4.9%
Equity/Other	40,748	14.6%	45,824	13.8%	24,615	10.0%	29,126	10.1%
Senior Subordinated	29,157	10.5%	81,397	24.4%	23,455	9.5%	66,885	23.3%
CLO/Structured Credit	5,348	1.9%	-	-%	5,318	2.2%	-	-%
Total	$278,508	100.0%	$333,216	100.0%	$246,160	100.0%	$287,555	100.0%

The following table shows portfolio composition by geographic region at cost and fair value with the corresponding percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Cost				Fair Value
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
	(dollars in thousands)
Southeast	$63,885	22.9%	$99,475	29.9%	$53,037	21.5%	$78,668	27.4%
Northeast	54,184	19.5%	57,108	17.1%	49,144	20.0%	54,446	18.9%
South	55,806	20.0%	56,444	16.9%	44,953	18.3%	48,087	16.7%
Midwest	34,000	12.2%	39,884	12.0%	36,107	14.7%	33,560	11.7%
West	42,286	15.2%	57,327	17.2%	34,401	14.0%	49,593	17.2%
Canada	22,999	8.3%	22,978	6.9%	23,200	9.3%	23,200	8.1%
US (CLO)	5,348	1.9%	-	-%	5,318	2.2%	-	-%
Total	$278,508	100.0%	$333,216	100.0%	$246,160	100.0%	$287,555	100.0%

The following table shows the detailed industry composition of our portfolio at cost and fair value as a percentage of total investments:

	Cost		Fair Value
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Business Services	15.46%	15.41%	17.62%	17.99%
Healthcare Services	13.81%	16.55%	15.68%	19.23%
Technology & Telecom	8.23%	7.19%	9.12%	8.10%
Industrial Services	7.73%	8.93%	8.69%	10.32%
Telecommunications	6.74%	4.69%	8.44%	6.15%
High Tech Industries	7.44%	5.61%	8.41%	6.51%
Wholesale/Distribution	4.37%	5.79%	5.12%	6.85%
Retail	4.32%	4.14%	5.05%	4.94%
Security	5.54%	4.61%	4.43%	4.92%
Oil & Gas Services	5.87%	4.86%	3.93%	3.88%
Environmental/Recycling Services	2.36%	2.28%	2.76%	2.72%
Media: Advertising, Printing & Publishing	4.55%	3.80%	2.66%	2.32%
USD CLO	1.92%	0.00%	2.16%	0.00%
Insurance	1.74%	0.00%	1.96%	0.00%
Transportation Logistics	2.76%	2.31%	1.89%	1.90%
Consumer Services	1.19%	0.00%	1.34%	0.00%
Waste Services	0.91%	0.76%	0.45%	0.96%
Industrial Manufacturing	0.18%	2.65%	0.29%	3.21%
Media & Entertainment	2.84%	3.11%	0.00%	0.00%
Education	2.04%	4.76%	0.00%	0.00%
Automotive Business Services	0.00%	2.55%	0.00%	0.00%
Total	100.00%	100.00%	100.00%	100.00%

Portfolio Asset Quality

We will generally not accrue interest on loans and debt securities if principal or interest cash payments are past due 30 days or we have reason to doubt our ability to collect such interest. As of June 30, 2018 and December 31, 2017, we had three loans on non-accrual respectively.

Results of Operations

Comparison of three months ended June 30, 2018 and June 30, 2017

Investment Income

For the three months ended June 30, 2018, total investment income was $7.3 million, a decrease of $1.0 million, or (12.0)% over the $8.3 million of total investment income for the three months ended June 30, 2017. This decrease was due to the continued yield compression in the markets and the continued transition of the portfolio.

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

Expenses

For the three months ended June 30, 2018, net expenses, after the waiver of management fees, were $3.8 million, which was an increase of $0.3 million, or 8.6%, over the $3.5 million for the three months ended June 30, 2017. Interest and financing expenses for the three months ended June 30, 2018 were $2.0 million, and $1.9 million for the three months ended June 30, 2017. For the three months ended June 30, 2018, the base management fee was $0.9 million, a decrease of $0.3 million, or (25.0)%, over the $1.2 million for the three months ended June 30, 2017 due to lower average total assets and the reduced fee rate per the amended Advisory agreement. There were no incentive fees earned for the three months ended June 30, 2018 and the comparable period in 2017. The administrative service fee, professional fees and other general and administrative expenses totaled $0.9 million an increase of $0.4 million, or 80.0%, compared to $0.5 million for the three months ended June 30, 2017, which was partially attributed to $0.2 million of consulting fees which are non-recurring expenses for the three months ended June 30, 2018. There were no consulting fees for the comparable period in 2017. The consulting fees were incurred as we explore lowering our cost of capital and the overall capital structure.

Net Investment Income

Net investment income for the three months ended June 30, 2018 was $3.5 million, a decrease of $1.3 million, or (27.1)%, compared to net investment income of $4.8 million during the three months ended June 30, 2017.

Net Increase (Decrease) in Net Assets Resulting From Operations

For the three months ended June 30, 2018, the net realized loss from portfolio investments was $20.3 million. For the three months ended June 30, 2017, the net realized gain from portfolio investments was $0.03 million.

During the three months ended June 30, 2018, we recorded a net change in unrealized appreciation from portfolio investments of $13.5 million. During the three months ended June 30, 2017, we recorded a net change in unrealized depreciation from portfolio investments of $9.9 million of which $8.4 million was attributable to net unrealized depreciation on My Alarm Capital, LLC.

As a result of these events, our net decrease in net assets resulting from operations during the three months ended June 30, 2018 was $2.2 million, a decrease of $3.0 million, or (57.7) %, compared to a net decrease in net assets resulting from operations of $5.2 million during the three months ended June 30, 2017.

Provision for Taxes on Unrealized Appreciation on Investments

We have a direct wholly owned subsidiary that has elected to be a taxable entity (the "Taxable Subsidiary"). The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are "pass through" entities for tax purposes and continue to comply with the "source income" requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended June 30, 2018, we recognized a benefit for income taxes on unrealized gain (loss) on investments of $1.0 million.

Comparison of six months ended June 30, 2018 and June 30, 2017

Investment Income

For the six months ended June 30, 2018, total investment income was $15.4 million, a decrease of $2.1 million, or (12.0)%, over the $17.5 million of total investment income for the six months ended June 30, 2017. The decrease was primarily attributable to a slower pace of deployment as compared to repayments and yield compression.

Expenses

For the six months ended June 30, 2018, net expenses, after the waiver of management fees, were $8.2 million, an increase of $0.1 million, or 1.2%, over the $8.1 million of total expenses for the six months ended June 30, 2017. Interest and financing expenses for the six months ended June 30, 2018 were $3.9 million, an increase of $0.1 million or 2.6%, compared to $3.8 million for the six months ended June 30, 2017 as a result of the rise in Libor. For the six months ended June 30, 2018, the base management fee was $2.2 million, a decrease of $0.3 million, or (12.0)%, over the $2.5 million for the six months ended June 30, 2018 due to lower average total assets and the reduced fee rate per the amended Advisory agreement. The incentive fee for the six months ended June 30, 2018 was $0 million, a $0.7 million, or (100.0)%, decrease from the $0.7 million incentive fee for the six months ended June 30, 2017 which was the result of lower net investment income during the second quarter of 2018 which resulted in not earning the income incentive fee. The administrative service fee, professional fees and other general and administrative expenses totaled $2.1 million for the six months ended June 30, 2018 an increase of $0.8 million, or 61.5%, compared to $1.3 million for the six months ended June 30, 2017, which primarily resulted from consulting fees of $4.8 million which are non-recurring expenses for the six months ended June 30, 2018. There were no consulting fees for the comparable period in 2017. The consulting fees were incurred as we explore lowering our cost of capital and the overall capital structure.

Net Investment Income

Net investment income for the six months ended June 30, 2018 was $7.3 million, which was a decrease of $2.1 million, or (22.3)%, compared to net investment income of $9.4 million during the six months ended June 30, 2017 as a result of the $2.1 million decrease in total investment income.

Net Increase in Net Assets Resulting From Operations

For the six months ended June 30, 2018, the net realized loss from portfolio investments was $20.3 million. For the six months ended June 30, 2017, the net realized loss from portfolio investments was $1.0 million.

During the six months ended June 30, 2018, we recorded a net change in unrealized appreciation from portfolio investments of $13.3 million which was attributable to the realization of unrealized losses for GST Autoleather of $8.4 million, Media Storm, LLC of $1.7 million, and Southern Technical Institute, Inc. The net change in unrealized depreciation on investments for the six months ended June 30, 2017 was $11.7 million attributable mainly to the write down on My Alarm Capital, LLC with smaller write downs on GST Autoleather and Southern Technical Institute, Inc.

As a result of these events, our net increase in net assets resulting from operations during the six months ended June 30, 2018 was $1.3 million, an increase of $5.4 million, or 131.7%, compared to a net decrease in net assets resulting from operations of $4.1 million during the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had $12.7 million in cash and our net assets totaled $149.6 million.

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

Cash Flows

For the six months ended June 30, 2018, we experienced a net decrease in cash in the amount of $1.2 million. During that period, $40.6 million was provided in cash from operating activities, primarily due to the return of capital of portfolio investments of approximately $79.3 million and net realized loss from portfolio investments of approximately $20.3 million partially offset by purchases of portfolio investments in the amount of approximately $44.0 million and the change in unrealized appreciation of portfolio investments of approximately $13.3 million. During the same period, financing activities decreased cash by $41.8 million primarily due to the net repayments of the credit facility.

For the six months ended June 30, 2017, we experienced a net decrease in cash and cash equivalents in the amount of $0.09 million. During that period, $3.1 million was provided in cash from operating activities, primarily due to the return of capital of portfolio investments of approximately $51.0 million and the change in unrealized depreciation of portfolio investments of approximately $11.7 million, partially offset by the purchase of portfolio investments of approximately $56.1 million and decreases of $2.2 million and $1.7 million in dividends and interest receivable and a receivable for investments sold, respectively. During the same period, financing activities decreased cash by $3.1 million primarily due to the net repayments to the credit facility.

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

The Credit Facility also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum stockholders’ equity, a minimum asset coverage ratio of 2.00 to 1 for the period from December 31, 2017 to June 30, 2018 and 2.25 to 1 at any other time, a minimum interest coverage ratio of 2.50 to 1 as of the last day of any fiscal quarter, a minimum liquidity test, a minimum net worth of $126,201,991 from December 31, 2017 through June 30, 2018 and $149,559,368 at any other time, and maintenance of RIC and BDC status. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, and certain change in control events.

As of June 30, 2018, we are in compliance with all covenants of the Credit Facility and there was $58.6 million outstanding.

We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, we are currently allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowings. On May 4, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act. As a result, effective on May 4, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement under the 1940 Act applicable to senior securities will be reduced to 150%. As of June 30, 2018, the aggregate principal amount outstanding of the senior securities issued by us was $58.6 million. As of June 30, 2018, our asset coverage was 232%.

Regulated Investment Company Status and Distributions

We have elected to be treated as a RIC under Subchapter M of the Code beginning the fiscal year ending December 31, 2014. If we continue to qualify for taxation as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains to the extent that such taxable income or gains are distributed, or, in the case of net capital gains, deemed to be distributed, to stockholders on a timely basis.

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

To maintain our qualification for taxation as a RIC, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). In addition, if we continue to qualify for taxation as a RIC, we will be subject to a federal excise tax unless we meet certain minimum distribution requirements on a calendar year basis.

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income).

Investment Advisory Agreement

Under the Advisory Agreement, Alcentra pays Alcentra NY, LLC (the “Adviser”) a base management fee calculated at an annual rate as follows: 1.50% of its gross assets (i.e., total assets held before deduction of any liabilities), including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such as investments in U.S. Treasury Bills), if its gross assets are less than or equal to $625,000,000; 1.40% of its total gross assets if our gross assets are greater than or equal to $625,000,001 but less than or equal to $750,000,000; and 1.25% of its gross assets if its assets are greater than or equal to $750,000,001. These various management fee percentages (i.e. 1.50%, 1.40% and 1.25%) would apply to ACC’s entire gross assets in the event its gross assets exceed the various gross asset thresholds.

On May 4, 2018, the Adviser agreed to a temporary 25 basis point reduction, from May 1, 2018 to April 30, 2019, across all of these base management fee breakpoints.

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

Valuation of portfolio investments

We generally invest in illiquid loans and securities including debt of middle-market companies and, to a lesser extent, equity investments in such companies. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least once annually. With respect to unquoted securities, we value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies and other factors.

Because there is not a readily available market for a substantial amount of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with our Adviser’s Investment Committee;

•	Independent valuation firms engaged by the valuation committee of our board of directors will prepare valuations on a selected basis and submit reports to the board of directors;

•	The valuation committee of our board of directors then reviews these preliminary valuations; and

•	The board of directors then discusses valuations and approves the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the independent valuation firm and the valuation committee.

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

Rating	Definition

1	The investment has an acceptable level of risk and the company is generally performing with risk factors being neutral to favorable. All investments in new investments and certain restructured investments are initially assessed a grade of 1.

2	The investment is performing with risk factors being neutral to slightly unfavorable since the time of underwriting.
40

3	The investment is performing below expectations. With respect to debt investments, the company is generally out of compliance with certain covenants, current or future interest payments could be impacted. With respect to equity investments, dividend payments or return of capital could be impacted.

4	The investment is performing materially below expectations. With respect to debt investments, debt covenants are out of compliance and interest payments are, or expected to be, delinquent and the principal amount of the debt investment is not expected to be repaid in full. With respect to equity investments, dividend payments are not expected to be paid and the principal amount of the equity investment is not expected to be returned.

5	The investment is performing substantially below expectations. With respect to debt investments, interest payments are not being made and the investment is on non-accrual. With respect to equity investments, dividend payments are not being paid or accrued and the principal amount of the equity investment is not expected to be returned.

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

Rating Summary – June 30, 2018
(dollars in thousands)
Risk Rating	Cost	% of Cost	FMV	% of FMV
1	$112,117	43%	$115,688	50%
2	91,355	35%	91,082	39%
3	18,457	7%	10,761	5%
4	27,091	10%	12,553	6%
5	11,984	5%	-	0%
	$261,004	100%	$230,084	100%

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

Recent Developments

Subsequent to June 30, 2018, the following activity occurred:

On July 5, 2018, Alcentra paid a dividend of $0.18 per share to shareholders of record as of June 29, 2018.

On July 10, 2018, a $6.0 million 2nd Lien investment was made into Value Based Care Solutions (“VBC”) at L + 8.125%.

On August 6, 2018, the Company’s Board of Directors declared a dividend of $0.18 per share for the third quarter of 2018, which is payable on October 4, 2018 to stockholders of record as of September 28, 2018.

As of August 6, 2018, $0.3 million of common stock had been repurchased by the Company through its $5.0 million share repurchase program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the six months ended June 30, 2018, 21 loans in the portfolio bore interest at floating rates, or 72.4% of the fair value of our portfolio. For the year ended December 31, 2017, 12 of the loans in the portfolio bore interest at floating rates, or 54% of the fair value of our portfolio. Assuming that the Statement of Assets and Liabilities as of June 30, 2018, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one or two percent increase in LIBOR would have less than a 2% effect on our portfolio. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

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

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and discussed below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Effective on May 4, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement will reduce from 200% to 150%, which may increase the risk of investing with us.

On May 4, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the applicability of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on May 4, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150%, and the risks associated with an investment in us may increase.

Incurring additional leverage may magnify our exposure to risks associated with changes in interest rates, including fluctuations in interest rates which could adversely affect our profitability.

As part of our business strategy, we may borrow money and issue additional senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets decreases, leverage will cause our net asset value to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock.

If we incur additional leverage as a result of our board of directors’ approval to authorize us to be subject to the reduced asset coverage ratio of at least 150% under the 1940 Act, effective on May 4, 2019 (unless we receive earlier stockholder approval), general interest rate fluctuations may have a more significant negative impact on our investments than they would have absent such approval, and, accordingly, may have a material adverse effect on our investment objective and rate of return on investment capital. A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. Because we will borrow money to make investments and may issue debt securities, preferred stock or other securities, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities, preferred stock or other securities and the rate at which we invest these funds. Typically, we anticipate that our interest earning investments will accrue and pay interest at variable rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

The following table summarizes our share repurchases under our stock repurchase program for the six months ended June 30, 2018:

	January	February	March	April	May	June
	2018	2018	2018	2018	2018	2018
Dollar amount repurchased	$136,949	–	$1,373,656	$1,599,304	$901,837	$397,913
Shares repurchased	16,786	–	195,785	231,343	136,819	59,461
Average price per share (including commission)	$8.16	N/A	$7.02	$6.91	$6.59	$6.69
Weighted average discount to net asset value	27.3%	N/A	37.5%	37.4%	40.3%	39.4%

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(2)

10.1	Amended And Restated Investment Advisory Agreement between Alcentra Capital Corporation and Alcentra NY, LLC(3)

10.2	Fee Waiver Letter between Alcentra Capital Corporation and Alcentra NY, LLC(3)

11.1	Computation of Per Share Earnings (included in the Registrant’s statement of operations)*

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-194521) filed with the SEC on March 12, 2014.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-01064) filed with the SEC on March 14, 2018.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01064) filed with the SEC on May 7, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2018

By:	/s/ Vijay Rajguru
Name: Vijay Rajguru
Title: Chief Executive Officer

By:	/s/ Ellida McMillan
Name: Ellida McMillan
Title: Chief Financial Officer, Chief Operating Officer, Secretary, and Treasurer