Form 10-Q
period 2018-09-30
Alcentra Capital Corp
filed 2018-11-06
CIK 1578620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 13,517,234 shares of the Registrant’s common stock outstanding as of November 5, 2018.

ALCENTRA CAPITAL CORPORATION

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Assets and Liabilities

	As of September 30, 2018 (Unaudited)	As of December 31, 2017
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $224,244,959 and $265,675,598, respectively)	$217,130,492	$252,325,403
Non-controlled, affiliated investments, at fair value (cost of $40,659,071 and $51,734,635, respectively)	16,499,213	19,972,905
Controlled, affiliated investments, at fair value (cost $15,336,406 and $15,806,301, respectively)	15,007,246	15,256,237
Cash	7,791,745	13,882,956
Dividends and interest receivable	1,400,706	1,942,300
Receivable for investments sold	644,733	669,733
Deferred financing costs	1,521,603	514,241
Deferred tax asset	5,365,469	4,934,962
Income tax asset	614,781	748,408
Prepaid expenses and other assets	143,986	79,005
Total Assets	$266,119,974	$310,326,150

Liabilities
Credit facility payable	$54,457,145	$89,703,273
Notes payable (net of deferred note offering costs of $950,726 and $1,252,165, respectively)	54,049,274	53,747,835
Other accrued expenses and liabilities	371,444	447,589
Directors’ fees payable	78,500	68,917
Professional fees payable	318,505	548,455
Interest and credit facility expense payable	1,342,528	1,248,791
Management fee payable	1,712,974	1,265,172
Income-based incentive fees payable	1,251,180	1,294,985
Distributions payable	2,449,591	3,561,305
Unearned structuring fee revenue	275,020	725,653
Total Liabilities	116,306,161	152,611,975

Commitments and Contingencies (Note 12)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,517,234 and 14,222,945 shares issued and outstanding, respectively)	13,517	14,223
Additional paid-in capital	201,748,407	206,570,701
Accumulated net realized loss	(31,765,697)	(11,436,155)
Undistributed net investment income	7,215,213	4,449,122
Net unrealized appreciation (depreciation) on investments, net of benefit/(provision) for taxes of $4,205,858 and $3,778,273 as of September 30, 2018 and December 31, 2017, respectively	(27,397,627)	(41,883,716)
Total Net Assets	149,813,813	157,714,175
Total Liabilities and Net Assets	$266,119,974	$310,326,150

Net Asset Value Per Share	$11.08	$11.09

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Operations

	For the three months ended September 30, 2018 (Unaudited)	For the three months ended September 30, 2017 (Unaudited)	For the nine months ended September 30, 2018 (Unaudited)	For the nine months ended September 30, 2017 (Unaudited)
Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$5,676,759	$5,374,814	$17,284,856	$18,567,193
Paid-in-kind interest income from portfolio investments	107,164	226,519	352,295	876,901
Other income from portfolio investments	94,668	377,071	2,213,784	1,574,818
Dividend income from portfolio investments	30,756	30,661	92,268	87,230
From non-controlled, affiliated investments:
Interest income from portfolio investments	58,881	405,892	265,414	937,704
Paid in-kind income from portfolio investments	96,816	609,854	309,946	1,375,173
Other income from portfolio investments	—	—	—	—
From controlled, affiliated investments:
Interest income from portfolio investments	488,036	411,262	1,470,032	1,219,767
Paid in-kind income from portfolio investments	—	174,448	—	511,292
Other income from portfolio investments	—	—	—	—
Total investment income	6,553,080	7,610,521	21,988,595	25,150,078

Expenses:
Management fees	943,360	1,230,961	3,214,345	3,710,178
Income-based incentive fees	(43,805)	—	(43,805)	638,244
Professional fees	362,625	368,909	1,095,777	862,097
Valuation services	78,346	41,346	132,279	211,087
Interest and credit facility expense	1,705,992	1,549,462	5,146,364	4,589,436
Amortization of deferred financing costs	117,587	232,807	325,138	806,418
Directors’ fees	87,076	112,281	300,104	254,761
Insurance expense	57,076	57,232	169,583	181,815
Amortization of deferred note offering costs	97,478	111,726	343,439	315,554
Consulting fees	54,152	—	535,892	—
Other expenses	284,764	223,318	810,583	631,542
Total expenses	3,744,651	3,928,042	12,029,699	12,201,132
Waiver of management fees	(157,227)	(1,160,896)	(266,508)	(1,330,420)
Net expenses	3,587,424	2,767,146	11,763,191	10,870,712
Net investment income	2,965,656	4,843,375	10,225,404	14,279,366

Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(38,921)	(10,477,819)	(10,162,013)	(11,497,056)
Non-controlled, affiliated investments	(12)	72,164	(10,167,529)	72,164
Controlled, affiliated investments	—	—	—	—
Net realized gain (loss) from portfolio investments	(38,933)	(10,405,655)	(20,329,542)	(11,424,892)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	2,355,583	6,824,145	6,235,728	(2,376,265)
Non-controlled, affiliated investments	(1,610,661)	(8,156,756)	7,601,872	(11,143,489)
Controlled, affiliated investments	—	473	220,904	475,999
Net change in unrealized appreciation (depreciation) from portfolio investments	744,922	(1,332,138)	14,058,504	(13,043,755)
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	(589,643)	5,282,934	427,585	4,455,809
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	116,346	(6,454,859)	(5,843,453)	(20,012,838)
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,082,002	$(1,611,484)	$4,381,951	$(5,733,472)

Basic and diluted:
Net investment income per share	$0.22	$0.34	$0.74	$1.03
Earnings (loss) per share	$0.23	$(0.11)	$0.32	$(0.41)
Weighted Average Shares of Common Stock Outstanding	13,530,129	14,245,220	13,815,619	13,825,432
Dividends declared per common share	$0.180	$0.340	$0.540	$1.050

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Changes in Net Assets

	For the nine months ended September 30, 2018 (Unaudited)	For the nine months ended September 30, 2017 (Unaudited)
Increase (decrease) in net assets resulting from operations
Net investment income	$10,225,404	$14,279,366
Net realized gain (loss) on investments	(20,329,542)	(11,424,892)
Net change in unrealized appreciation (depreciation) on investments	14,058,504	(13,043,755)
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	427,585	4,455,809
Net increase (decrease) in net assets resulting from operations	4,381,951	(5,733,472)

Capital transactions
Issuance of common stock (0 and 808,161 shares, respectively)	—	10,853,602
Repurchase of common stock (705,711 and 14,574 shares, respectively)	(4,823,000)	(165,514)
Net increase (decrease) in net assets resulting from capital transactions	(4,823,000)	10,688,088

Distributions to shareholders from:
Net investment income	(7,459,313)	(14,255,349)
Realized gains	—	(403,112)
Total distributions to shareholders	(7,459,313)	(14,658,461)

Total increase (decrease) in net assets	(7,900,362)	(9,703,845)

Net assets at beginning of period	157,714,175	184,524,591
Net assets at end of period [including undistributed net investment income of $7,215,213 and $4,914,082, respectively]	$149,813,813	$174,820,746

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Cash Flows

	For the nine months ended September 30, 2018 (Unaudited)	For the nine months ended September 30, 2017 (Unaudited)
Cash Flows from Operating Activities
Net increase/(decrease) in net assets resulting from operations	$4,381,951	$(5,733,472)

Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from portfolio investments	20,329,542	11,424,892
Net change in unrealized (appreciation) depreciation of portfolio investments	(14,058,504)	13,043,755
Deferred tax asset	(430,507)	(5,518,012)
Paid in-kind interest income from portfolio investments	(662,241)	(2,763,366)
Accretion of discount on debt securities	(481,690)	(1,639,421)
Purchases of portfolio investments	(50,049,494)	(96,881,887)
Net proceeds from sales/return of capital of portfolio investments	83,839,981	70,750,013
Amortization of deferred financing costs	325,138	806,418
Amortization of deferred note offering costs	343,439	315,554
(Increase) decrease in operating assets:
Dividends and interest receivable	541,594	456,765
Receivable for investments sold	25,000	1,418,480
Income tax asset	133,627	(796,241)
Prepaid expenses and other assets	(64,981)	(43,223)
Increase (decrease) in operating liabilities:
Other accrued expenses and liabilities	(76,145)	195,331
Directors' fees payable	9,583	(9,583)
Professional fees payable	(229,950)	57,413
Interest and credit facility expense payable	93,737	611,907
Management fee payable	447,802	(171,400)
Income-based incentive fees payable	(43,805)	(776,676)
Unearned structuring fee revenue	(450,633)	(174,666)
Income tax liability	—	(182,699)
Net cash provided by (used in) operating activities	43,923,444	(15,610,118)

Cash Flows from Financing Activities
Issuance of common stock	—	10,853,602
Financing costs paid	(1,332,500)	(139,144)
Offering costs paid	(42,000)	(153,045)
Proceeds from credit facility payable	26,253,872	74,100,000
Repayments of credit facility payable	(61,500,000)	(53,450,000)
Distributions paid to shareholders	(8,571,027)	(14,401,902)
Repurchase of common stock	(4,823,000)	(165,514)
Net cash provided by (used in) financing activities	(50,014,655)	16,643,997
Increase (decrease) in cash	(6,091,211)	1,033,879
Cash at beginning of period	13,882,956	3,891,606
Cash at End of Period	$7,791,745	$4,925,485

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$5,052,627	$3,977,529
Accrued offering costs	$2,485	$2,485
Accrued distributions payable	$2,449,591	$4,843,375

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments

As of September 30, 2018

(Unaudited)

Company(+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 144.93%

Senior Secured - First Lien — 94.52%

Black Diamond Rentals (2),(3),(4),(5)	Oil & Gas Services	12% Cash, 2% PIK		14.00%	12/31/2018	5,937,501	$5,937,501	$4,875,828	3.25%
		4% Cash, 10% PIK		14.00%	12/31/2018	2,465,672	2,465,671	2,465,671	1.65%
							8,403,172	7,341,499	4.90%
CGGR Operations Holdings Corporation (3),(6)	Business Services	LIBOR + 11.5%	1.00%	13.84%	9/30/2023	13,431,579	13,318,702	13,431,578	8.97%
		LIBOR + 7.0%	1.00%	9.34%	9/30/2022	9,618,421	9,541,428	9,618,421	6.42%
							22,860,130	23,049,999	15.39%
Champion ONE (3),(6)	Technology & Telecom	LIBOR + 10.5%	1.00%	12.84%	3/17/2022	6,071,730	6,026,185	6,071,730	4.05%
Envocore Holding, LLC (3),(6),(7)	Industrial Services	LIBOR + 9.25%	1.00%	11.59%	6/30/2022	18,750,000	18,699,344	18,750,000	12.52%
Epic Healthcare Staffing Intermediate Holdco, LLC (3),(6),(8),(9)	Business Services	LIBOR + 8.25%	1.00%	10.59%	10/19/2022	10,226,136	10,185,797	10,226,136	6.82%
Healthcare Associates of Texas, LLC (3),(6),(8)	Healthcare Services	LIBOR + 8.0%	1.00%	10.34%	11/8/2022	20,139,704	20,139,704	20,139,704	13.44%
Lugano Diamonds & Jewelry, Inc. (3),(6)	Retail	LIBOR + 10.00%	0.75%	12.34%	10/24/2021	6,750,000	6,191,976	6,331,000	4.23%
Lumileds (6),(10)	High Tech Industries	LIBOR + 3.50%	1.00%	5.83%	6/30/2024	1,985,000	2,018,035	1,965,358	1.31%
Manna Pro Products, LLC (3),(6),(8)	Consumer Services	LIBOR + 6.0%	1.00%	8.15%	12/8/2023	1,325,459	1,318,794	1,325,459	0.89%
NTI Holdings, LLC (3),(6)	Telecommunications	LIBOR + 8.0%	1.00%	10.08%	3/30/2021	16,127,374	15,951,108	16,023,540	10.70%
Palmetto Moon LLC (3)	Retail	11.5% Cash, 1.0% PIK		12.50%	10/31/2021	4,768,505	4,750,675	4,768,505	3.18%
Pharmalogics Recruiting, LLC (3),(8)	Business Services	10.25% Cash		10.25%	1/31/2022	9,850,000	9,778,172	9,850,000	6.58%
Superior Controls, Inc. (3),(6),(8)	Wholesale/Distribution	LIBOR + 7.25%	1.00%	9.59%	3/22/2021	11,825,000	11,785,913	11,825,000	7.89%
Weight Watchers International, Inc. (6),(10)	Consumer Services	LIBOR + 4.75%	0.75%	7.09%	11/29/2024	1,925,000	1,956,746	1,950,670	1.30%
West Corp. (6),(10)	Telecommunications	LIBOR + 3.50%	1.00%	5.58%	10/10/2024	1,995,000	1,992,649	1,980,875	1.32%
Total Senior Secured - First Lien							142,058,400	141,599,475	94.52%
Senior Secured - Second Lien — 25.31%

Asurion (6),(10)	Insurance	LIBOR + 6.50%		8.58%	8/4/2025	3,000,000	$3,088,000	$3,089,070	2.06%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of September 30, 2018

(Unaudited)

Company(+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

BayMark Health Services, Inc. (3),(6)	Healthcare Services	LIBOR + 8.25%	1.00%	10.33%	3/1/2025	7,000,000	$6,935,712	$7,000,000	4.67%
Mayfield Agency Borrower Inc. (6),(10)	Insurance	LIBOR + 8.50%		10.58%	3/2/2026	1,778,000	1,753,113	1,764,665	1.18%
Medsurant Holdings, LLC (3)	High Tech Industries	13.00% Cash		13.00%	6/30/2020	8,729,396	8,696,546	8,729,396	5.83%
Pharmalogic Holdings Corp. (3),(6),(8)	Healthcare Services	LIBOR + 8.0%		10.08%	12/11/2023	11,340,000	11,263,870	11,340,000	7.56%
VVC Holding Corp. (3),(6),(14)	Healthcare Services	LIBOR + 8.13%	1.00%	10.19%	7/9/2026	6,000,000	5,941,617	6,000,000	4.01%
Total Senior Secured - Second Lien							37,678,858	37,923,131	25.31%
Senior Subordinated — 15.01%

Acuity Technologies Holding Company, LLC (3),(11)	High Tech Industries	12.25% Cash		12.25%	11/19/2021	10,000,000	$10,000,000	$10,000,000	6.68%
Black Diamond Rentals (2),(3),(4)	Oil & Gas Services	4% Cash		4.00%	12/31/2018	8,009,188	8,009,188	2,384,000	1.59%
Security Alarm Financing Enterprises L. P. (3),(6),(12)	Security	LIBOR + 13.00%, 1.34% PIK	1.00%	15.34%	6/19/2020	10,104,612	9,996,769	10,104,611	6.74%
Total Senior Subordinated							28,005,957	22,488,611	15.01%
CLO/Structured Credit — 1.28%

Goldentree Loan Management US CLO 2 Ltd. (6),(10)	USD CLO	LIBOR + 4.70%		7.06%	11/28/2030	2,000,000	$1,947,170	$1,919,696	1.28%
Total CLO/Structured Credit							1,947,170	1,919,696	1.28%
Equity/Other — 8.81%

Champion ONE, Common Shares(2),(3)	Technology & Telecom					11,250	$1,125,000	$938,913	0.63%
Envocore Holding, LLC, Preferred Shares(2),(3),(7)	Industrial Services					1,139,725	1,160,360	2,119,006	1.41%
IGT, Preferred Shares(2),(3)	Industrial Services	11% PIK		11.00%	12/10/2019	1,110,922	1,110,923	—	—
Common Shares(2),(3)						44,000	44,000	—	—
Preferred AA Shares(3)		15% PIK		15.00%	12/10/2019	326,789	326,789	326,789	0.22%
							1,481,712	326,789	0.22%

Lugano Diamonds & Jewelry, Inc., Warrants(2),(3)	Retail					666,615	666,615	1,000,000	0.67%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of September 30, 2018

(Unaudited)

Company(+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Metal Powder Products, LLC, Common Shares(2),(3)	Industrial Manufacturing					500,000	$500,000	$719,047	0.48%
My Alarm Center, LLC, Common Shares(2),(3)	Security					129,582	256,793	—	—
Junior Preferred Shares(2),(3)						2,420	2,366,549	—	—
Senior Preferred Shares(2),(3)		8% PIK		8.00%	7/14/2022	2,998,437	2,862,059	1,023,999	0.68%
							5,485,401	1,023,999	0.68%

NTI Holdings, LLC, Preferred Shares(2),(3)	Telecommunications					424,621	547,349	3,119,000	2.08%
Warrants(2),(3)						417,823	224,689	2,088,000	1.39%
							772,038	5,207,000	3.47%

Palmetto Moon LLC, Common Shares(2),(3)	Retail					434,145	434,145	329,633	0.22%
Superior Controls, Inc., Preferred Shares(2),(3)	Wholesale/Distribution					400,000	400,000	789,192	0.53%
Tunnel Hill, Class B Common Units(2),(3),(13)	Waste Services					98,418	2,529,303	746,000	0.50%
Total Equity/Other							14,554,574	13,199,579	8.81%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							224,244,959	217,130,492	144.93%
Investments in Non-Controlled, Affiliated Portfolio Companies — 11.01%*

Senior Secured - First Lien — —

Show Media, Inc. (2),(3)	Media & Entertainment	8% Cash, 3% PIK		11.00%	12/31/2018	4,153,393	$4,153,393	$1	—
Total Senior Secured - First Lien							4,153,393	1	—
Senior Secured - Second Lien — 2.05%

Xpress Global Systems, LLC (3),(6)	Transportation Logistics	15% PIK		15.00%	7/9/2020	5,455,263	$5,291,181	$1,100,000	0.74%
		LIBOR + 11.00%	1.00%	13.33%	7/9/2020	1,964,871	1,943,133	1,964,872	1.31%
Total Senior Secured - Second Lien							7,234,314	3,064,872	2.05%
Senior Subordinated — 0.80%

Battery Solutions, Inc. (3)	Environmental/Recycling Services	12% Cash, 2% PIK		14.00%	11/6/2021	1,206,595	$1,206,595	$1,206,596	0.80%
Southern Technical Institute, Inc. (2),(3)	Education	6% PIK		6.00%	12/31/2021	3,528,988	3,528,988	—	—
Total Senior Subordinated							4,735,583	1,206,596	0.80%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of September 30, 2018

(Unaudited)

Company(+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Equity/Other — 8.16%

Battery Solutions, Inc., Class A and F Units(2),(3)	Environmental/Recycling Services					5,000,000	$1,058,000	$1,277,000	0.85%
Class E Units(3)		8% PIK		8.00%	11/6/2021	4,396,519	4,396,519	4,396,519	2.93%
							5,454,519	5,673,519	3.78%

Conisus, LLC, Common Shares(2),(3)	Media: Advertising, Printing & Publishing					4,914,556	—	—	—
Preferred Equity(3)		12% PIK		12.00%		12,677,834	12,677,834	6,554,225	4.38%
							12,677,834	6,554,225	4.38%

Show Media, Inc., Units(2),(3)	Media & Entertainment					4,092,210	3,747,428	—	—
Southern Technical Institute, Inc., Class A Units(2),(3)	Education					3,164,063	2,167,000	—	—
Class A1 Units(2),(3)						4,235,280	—	—	—
							2,167,000	—	—
Xpress Global Systems, LLC, Warrants(2),(3)	Transportation Logistics					489,000	489,000	—	—
Total Equity/Other							24,535,781	12,227,744	8.16%
Total Investments in Non-Controlled, Affiliated Portfolio Companies							40,659,071	16,499,213	11.01%
Investments in Controlled, Affiliated Portfolio Companies — 10.02%**

Senior Secured - First Lien — 9.03%

FST Technical Services, LLC (3)	Technology & Telecom	14% Cash		14.00%	6/30/2019	13,529,865	$13,529,865	$13,529,865	9.03%
Total Senior Secured - First Lien							13,529,865	13,529,865	9.03%
Equity/Other — 0.99%

FST Technical Services, LLC, Common Class B Shares(2),(3)	Technology & Telecom	9% PIK		9.00%		1,750,000	$1,806,541	$1,477,381	0.99%
Total Equity/Other							1,806,541	1,477,381	0.99%
Total Investments in Controlled, Affiliated Portfolio Companies							15,336,406	15,007,246	10.02%
Total Investments							280,240,436	248,636,951	165.96%
Liabilities In Excess Of Other Assets								(98,823,138)	(65.96)%
Net Assets								$149,813,813	100.00%

(+)	All portfolio companies listed, other than Goldentree Loan Management US CLO 2 Ltd. and CGGR Operations Holdings Corporation, are qualifying assets.

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of September 30, 2018

(Unaudited)

*	Denotes investments in which the Company is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2018 in these affiliated investments are as follows:

		Gross		Change in
	Fair Value at	Additions/		Unrealized		Fair Value at	Interest/
	December 31,	(Gross	Transfers	Appreciation/	Realized	September 30,	Dividend/
Name of Issuers	2017	Reductions)	In/Out	(Depreciation)	Gain/(Loss)	2018	Other Income
Battery Solutions, Inc.	$7,820,167	$(940,053)	$-	$1	$-	$6,880,115	$416,003
Conisus, LLC	6,678,442	-	-	(124,217)	-	6,554,225	-
Show Media, Inc.	1	-	-	-	-	1	-
Southern Technical Institute, Inc.	1	-	-	10,167,528	(10,167,529)	-	-
Xpress Global Systems, LLC	5,474,294	32,018	-	(2,441,440)	-	3,064,872	159,357
	$19,972,905	$(908,035)	$-	$7,601,872	$(10,167,529)	$16,499,213	$575,360

**	Denotes investments in which the Company is an “Affiliated Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2018 in these affiliated and controlled investments are as follows:

		Gross		Change in
	Fair value at	Additions/		Unrealized		Fair Value at	Interest/
	December 31,	(Gross	Transfers	Appreciation/	Realized	September 30,	Dividend/
Name of Issuers	2017	Reductions)	In/Out	(Depreciation)	Gain/(Loss)	2018	Other Income
FST Technical Services, LLC	$15,256,237	$(469,895)	$-	$220,904	$-	$15,007,246	$1,470,032
	$15,256,237	$(469,895)	$-	$220,904	$-	$15,007,246	$1,470,032

***	Pledged as collateral under the Credit Facility with ING Capital LLC.

(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.

(2)	Non-income producing security.

(3)	Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 3).

(4)	Black Diamond Rentals is currently exploring opportunities and as a result our maturity date is 12/31/2018.

(5)	Black Diamond Rentals has a revolving credit facility which has a priority lien position over the Company’s investment, in conformance with industry practices for such facilities.

(6)	The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

(7)	The investment was formerly known as LRI Holding, Inc. and Integrated Efficiency Solutions, Inc. On March 16, 2018, the name was changed to Envocore Holding, LLC.

(8)	The investment has an unfunded commitment as of September 30, 2018 which is excluded from the presentation (see Note 12).

(9)	The investment was formerly known as Cirrus Medical Staffing, Inc. On May 25, 2018, the name was changed to Epic Healthcare Staffing Intermediate Holdco, LLC.

(10)	Security is classified as Level 2 in the Company’s fair value hierarchy (see Note 3).

(11)	The investment was formerly known as QRC Holdings, LLC. On February 8, 2018, the name was changed to Acuity Technologies Holding Company, LLC.

(12)	When the LIBOR rate exceeds 1.00% the remaining portion of interest becomes PIK.

(13)	The investment was formerly known as City Carting Holding Company, Inc. On June 3, 2016, City Carting combined with Tunnel Hill Partners, L.P.

(14)	The investment is also known as Value-Based Care Solutions Group, or VBC (since re-named Virence Health Technologies).

Abbreviation Legend

PIK - Payment-In-Kind

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments
As of December 31, 2017

Company (+)(^)***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost (1)	Fair Value	% of Net Assets
Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 159.99%
Senior Secured – First Lien — 103.57%
Black Diamond Rentals	Oil & Gas Services	12% Cash, 2% PIK (2)		14.00%	7/9/2018	5,937,501	$5,937,501	$4,875,828	3.09%
		4% Cash, 10% PIK		14.00%	7/9/2018	2,288,381	2,246,806	2,288,400	1.45%
							8,184,307	7,164,228	4.54%
CGGR Operations Holdings Corporation (3)	Business Services	11.5%	1.00%	12.50%	10/2/2023	13,431,579	13,302,663	13,431,578	8.52%
		7.0%	1.00%	8.00%	9/30/2022	9,768,421	9,675,645	9,768,421	6.19%
							22,978,308	23,199,999	14.71%
Champion ONE (3)	Technology & Telecom	LIBOR + 10.5%	1.00%	11.83%	3/17/2022	7,078,125	7,020,027	7,078,125	4.49%
Cirrus Medical Staffing, Inc. (3),(4)	Business Services	LIBOR + 8.25%	1.00%	9.61%	10/19/2022	18,600,000	18,510,539	18,600,000	11.79%
Healthcare Associates of Texas, LLC (3),(4)	Healthcare Services	LIBOR + 8.0%	1.00%	9.39%	11/8/2022	23,334,250	23,334,250	23,334,250	14.80%
IGT (3),(4)	Industrial Services	LIBOR + 8.50%	1.00%	9.86%	12/10/2019	7,783,012	7,743,557	7,783,012	4.94%
Integrated Efficiency Solutions, Inc. (3),(5)	Industrial Services	LIBOR + 9.25%	1.00%	10.59%	6/30/2022	19,500,000	19,436,803	19,500,000	12.36%
Lugano Diamonds & Jewelry, Inc. (3)	Retail	LIBOR + 10.0%	0.75%	11.34%	10/24/2021	8,000,000	7,349,002	7,483,890	4.75%
NTI Holdings, LLC (3),(4)	Telecommunications	LIBOR + 8.0%	1.00%	9.57%	3/30/2021	15,097,584	14,869,193	14,961,923	9.49%
Palmetto Moon LLC	Retail	11.5% Cash, 1.0% PIK		12.50%	10/31/2021	5,378,909	5,357,837	5,378,909	3.41%
Pharmalogics Recruiting, LLC (4)	Business Services	10.25% Cash		10.25%	1/31/2022	9,925,000	9,845,384	9,925,000	6.29%
Stancor, Inc. (3)	Wholesale/ Distribution	LIBOR + 8.00%	0.75%	9.37%	8/19/2019	4,105,932	4,105,932	4,105,932	2.60%
Superior Controls, Inc. (3),(4)	Wholesale/ Distribution	LIBOR + 8.75%	1.00%	10.09%	3/22/2021	14,825,000	14,775,976	14,825,000	9.40%
Total Senior Secured – First Lien							163,511,115	163,340,268	103.57%
Senior Secured – Second Lien — 5.54%
Medsurant Holdings, LLC	High Tech Industries	13.00% Cash		13.00%	6/30/2020	8,729,396	$8,677,481	$8,729,396	5.54%
Total Senior Secured – Second Lien							8,677,481	8,729,396	5.54%
Senior Subordinated — 40.88%
Black Diamond Rentals (2)	Oil & Gas Services	4% Cash		4.00%	7/9/2018	8,009,188	$8,009,188	$4,004,594	2.54%
GST Autoleather (2),(6)	Automotive Business Services	11% Cash, 2.0% PIK		13.00%	1/11/2021	8,496,238	8,496,239	—	—
Media Storm, LLC (2)	Media & Entertainment	10% PIK		10.00%	8/28/2019	2,454,545	2,454,545	1	—
Metal Powder Products LLC (3)	Industrial Manufacturing	LIBOR + 11.25%, 1.0% PIK	0.75%	13.59%	11/5/2021	8,333,733	8,333,734	8,500,408	5.39%
NextCare Holdings, Inc.	Healthcare Services	10% Cash, 4% PIK		14.00%	12/31/2018	15,833,365	15,731,616	15,833,365	10.04%
Pharmalogic Holdings Corp.	Healthcare Services	12% Cash		12.00%	9/1/2021	16,122,103	16,093,930	16,122,103	10.22%
QRC Holdings, LLC	High Tech Industries	12.25% Cash		12.25%	11/19/2021	10,000,000	10,000,000	10,000,000	6.34%
Security Alarm Financing Enterprises L. P. (3),(7)	Security	LIBOR + 13.00%, 0.34% PIK	1.00%	14.34%	6/19/2020	10,019,787	9,873,536	10,019,780	6.35%
Total Senior Subordinated							78,992,788	64,480,251	40.88%

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)
As of December 31, 2017

Company (+)(^)***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost (1)	Fair Value	% of Net Assets
Equity/Other — 10.00%
Champion ONE, Common Shares (2)	Technology & Telecom					11,250	$1,125,000	$984,332	0.62%
IGT, Preferred Shares (2)	Industrial Services	11% PIK		11.00%	12/10/2019	1,110,922	1,110,923	—	—
Common Shares (2)						44,000	44,000	—	—
Preferred AA Shares		15% PIK		15.00%	12/10/2019	326,789	326,789	326,789	0.21%
							1,481,712	326,789	0.21%
Integrated Efficiency Solutions, Inc. Preferred Shares (2),(5)	Industrial Services					1,079,365	1,100,000	2,058,646	1.31%
Lugano Diamonds & Jewelry, Inc, Warrants (2)	Retail					666,615	666,615	1,000,000	0.63%
Metal Powder Products, LLC, Common Shares (2)	Industrial Manufacturing					500,000	500,000	719,047	0.46%
My Alarm Center, LLC, Common Shares (2)	Security					129,582	256,793	—	—
Junior Preferred Shares (2)						2,420	2,366,549	1,253,570	0.79%
Senior Preferred Shares (2)		8% PIK		8.00%	7/14/2022	2,998,437	2,862,059	2,862,059	1.81%
							5,485,401	4,115,629	2.60%
NTI Holdings, LLC, Preferred Shares (2)	Telecommunications					424,621	547,349	1,679,748	1.06%
Warrants (2)						417,823	224,689	1,035,867	0.66%
							772,038	2,715,615	1.72%
Palmetto Moon LLC, Common Shares (2)	Retail					434,145	434,145	329,633	0.21%
Superior Controls, Inc., Preferred Shares (2)	Wholesale/ Distribution					400,000	400,000	754,000	0.48%
Tunnel Hill Class B Common Units (2),(8)	Waste Services					98,418	2,529,303	2,771,797	1.76%
Total Equity/Other							14,494,214	15,775,488	10.00%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							265,675,598	252,325,403	159.99%
Investments in Non-Controlled, Affiliated Portfolio Companies — 12.67%*
Senior Secured – First Lien —
Show Media, Inc. (2)	Media & Entertainment	8% Cash, 3% PIK		11.00%	12/31/2018	4,153,393	$4,153,393	$1	—
Total Senior Secured – First Lien							4,153,393	1	—
Senior Secured – Second Lien — 3.47%
Southern Technical Institute, Inc.	Education	15% PIK		15.00%	12/2/2020	8,451,041	$8,451,041	$1	—
Xpress Global Systems, LLC (3)	Transportation Logistics	15% PIK		15.00%	7/9/2020	5,455,263	5,222,687	3,509,422	2.22%
		LIBOR + 11.0%	1.00%	12.33%	7/9/2020	1,964,872	1,979,609	1,964,872	1.25%
							7,202,296	5,474,294	3.47%
Total Senior Secured – Second Lien							15,653,337	5,474,295	3.47%
Senior Subordinated — 1.53%
Battery Solutions, Inc.	Environmental/ Recycling Services	6% Cash, 8% PIK		14.00%	11/6/2021	2,404,598	$2,404,598	$2,404,598	1.53%
Total Senior Subordinated							2,404,598	2,404,598	1.53%

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)
As of December 31, 2017

Company (+)(^)***	Industry	Spread Above Index	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost (1)	Fair Value	% of Net Assets
Equity/Other — 7.67%
Battery Solutions, Inc., Class A and F Units (2)	Environmental/ Recycling Services				5,000,000	$1,058,000	$1,277,000	0.81%
Class E Units		8% PIK	8.00%	11/6/2021	4,138,569	4,138,569	4,138,569	2.62%
						5,196,569	5,415,569	3.43%
Conisus, LLC, Common Shares (2)	Media: Advertising, Printing & Publishing				4,914,556	—	—	—
Preferred Equity		12% PIK	12.00%		12,677,834	12,677,834	6,678,442	4.24%
						12,677,834	6,678,442	4.24%
Show Media, Inc., Units (2)	Media & Entertainment				4,092,210	3,747,428	—	—
Southern Technical Institute, Inc., Class A Units (2)	Education				3,164,063	2,167,000	—	—
Preferred Shares		15.75% PIK	15.75%	3/30/2026	5,135,209	5,024,209	—	—
Warrants (2)					221,267	221,267	—	—
						7,412,476	—	—
Xpress Global Systems, LLC, Warrants (2)	Transportation Logistics				489,000	489,000	—	—
Total Equity/Other						29,523,307	12,094,011	7.67%
Total Investments in Non-Controlled, Affiliated Portfolio Companies						51,734,635	19,972,905	12.67%
Investments in Controlled, Affiliated Portfolio Companies — 9.67%**
Senior Secured – First Lien — 8.87%
FST Technical Services, LLC	Technology & Telecom	12% Cash, 5% PIK	17.00%	6/30/2019	13,999,758	$13,999,758	$13,999,758	8.87%
Total Senior Secured – First Lien						13,999,758	13,999,758	8.87%
Equity/Other — 0.80%
FST Technical Services, LLC, Common Class B Shares (2)	Technology & Telecom	9% PIK	9.00%		1,750,000	$1,806,543	$1,256,479	0.80%
Total Equity/Other						1,806,543	1,256,479	0.80%
Total Investments in Controlled, Affiliated Portfolio Companies						15,806,301	15,256,237	9.67%
Total Investments						333,216,534	287,554,545	182.33%
Liabilities In Excess Of Other Assets							(129,840,370)	(82.33)%
Net Assets							$157,714,175	100.00%

__________________________

(+)	All portfolio companies listed are qualifying assets.

(^)	All investments are level 3 investments and are therefore valued using unobservable inputs.

*	Denotes investments in which the Company is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2017 in these affiliated investments are as follows:

Name of Issuers	Fair Value at December 31, 2016	Gross Addition	Gross Reductions	Transfers In/Out	Paid-in-kind/ Interest/ Dividend/ Other Income	Fair Value at December 31, 2017
Battery Solutions, Inc.	$6,517,046	$—	$—	$—	$650,999	$7,820,167
Conisus, LLC	—	—	—	—	1,121,469	6,678,442
Show Media, Inc.	2,077,000	—	—	—	95,164	1
Southern Technical Institute, Inc.	13,500,157	—	—	—	1,205,438	1
Xpress Global Systems, LLC	—	—	—	7,475,203	455,272	5,474,294
	$22,094,203	$—	$—	$7,475,203	$3,528,342	$19,972,905

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

September 30, 2018

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

The Company’s investment objective is to generate both current income and, to a lesser extent, capital appreciation primarily by making direct investments in middle market companies, which we define as companies having annual earnings, before interest, taxes, depreciation and amortization, or EBITDA of between $15 million and $75 million, although we may make investments in larger or smaller companies and other types of investments. These investments are in the form of first lien, second lien, unitranche and, to a lesser extent given the current credit environment, mezzanine debt and equity investments. We expect to source investments primarily through the network of relationships that the principals of our investment adviser have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

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

Cash – At September 30, 2018, cash balances totaling $7.8 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.

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

The methodologies used in determining these valuations include:

(1) Preferred shares/membership units and common shares/membership units

In determining estimated fair value for common shares/membership units and preferred shares, the Company makes assessments of the methodologies and value measurements which market participants would use in pricing comparable investments, based on market data obtained from independent sources as well as from the Company’s own assumptions and taking into account all material events and circumstances which would affect the estimated fair value of such investments. Several types of factors, circumstances and events could affect the estimated fair value of the investments. These include but are not limited to the following:

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

The valuation committee of the board of directors has authorized the engagement of independent valuation firms to provide Alcentra with valuation assistance. Alcentra intends to have independent valuation firms provide it with valuation assistance on a portion of its portfolio on a quarterly basis and its entire portfolio will be reviewed at least annually by independent valuation firms; however, our Board does not have de minimis investments of less than 1% of our gross assets (up to an aggregate of 10% of our gross assets) independently reviewed. The board of directors is ultimately responsible for the valuation of portfolio investments at fair value as approved in good faith pursuant to Alcentra’s valuation policy and a consistently applied valuation process.

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

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were four and three non-accrual investments as of September 30, 2018 and December 31, 2017, respectively.

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

The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three and nine months ended September 30, 2018, the Company recognized a benefit (provision) for income taxes on unrealized gain (loss) on investments of $(0.6) million and $0.4 million for the Taxable Subsidiary, respectively. For the three and nine months ended September 30, 2017, the Company recognized a benefit for income taxes on unrealized gain (loss) on investments of $5.3 million and $4.5 million for the Taxable Subsidiary, respectively. As of September 30, 2018 and December 31, 2017, $5.4 million and $4.9 million, respectively, was included in the deferred tax asset on the Consolidated Statements of Assets and Liabilities.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures.

In August 2018, the U.S. Securities and Exchange Commission adopted final rules to eliminate redundant, duplicative, overlapping, outdated or superseded disclosure requirements in light of other disclosure requirements, GAAP or changes in the information environment. These rules amend certain provisions of Regulation S-X and Regulation S-K, certain rules promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain related forms. These changes become effective 30 days after the date of publication in the Federal Register. The Company is evaluating the impact of these changes on its consolidated financial statements and disclosures.

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

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2018 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$-	$5,896,903	$149,232,438	$155,129,341
Senior Secured - Second Lien	-	4,853,735	36,134,268	40,988,003
Subordinated Debt	-	-	23,695,207	23,695,207
CLO/Structured Credit	-	1,919,696	-	1,919,696
Equity/Other	-	-	26,904,704	26,904,704
Total Investments	$-	$12,670,334	$235,966,617	$248,636,951

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2017 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured – First Lien	$-	$-	$177,340,027	$177,340,027
Senior Secured – Second Lien	-	-	14,203,691	14,203,691
Subordinated Debt	-	-	66,884,849	66,884,849
Equity/Other	-	-	29,125,978	29,125,978
Total investments	$-	$-	$287,554,545	$287,554,545

The changes in investments classified as Level 3 are as follows for the nine months ended September 30, 2018 and September 30, 2017.

As of September 30, 2018:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2018	$177,340,027	$14,203,691	$66,884,849	$29,125,978	$287,554,545
Amortized discounts/premiums	259,001	62,780	168,329	-	490,110
Paid in-kind interest	154,487	-	249,805	257,949	662,241
Net realized gain (loss)	(24,417)	(4,922,053)	(10,098,674)	(5,245,476)	(20,290,620)
Net change in unrealized appreciation (depreciation)	(217,553)	6,189,339	5,466,204	2,705,893	14,143,883
Purchases	10,881,573	24,129,501	2,277,393	60,360	37,348,827
Sales/Return of capital	(39,160,680)	(3,528,990)	(41,252,699)	-	(83,942,369)
Transfers in	-	-	-	-	-
Transfers out	-	-	-	-	-
Balance as of September 30, 2018	$149,232,438	$36,134,268	$23,695,207	$26,904,704	$235,966,617

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2018	$(109,819)	$(2,261,703)	$(1,658,994)	$(2,539,583)	$(6,570,099)

As of September 30, 2017:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2017	$95,684,153	$84,864,909	$74,050,349	$21,673,539	$276,272,950
Amortized discounts/premiums	624,323	920,525	94,573	-	1,639,421
Paid in-kind interest	675,761	419,383	762,686	905,536	2,763,366
Net realized gain (loss)	-	(10,405,106)	74	(1,019,860)	(11,424,892)
Net change in unrealized appreciation (depreciation)	(2,485,598)	(2,034,795)	(9,395,743)	872,381	(13,043,755)
Purchases	76,078,616	15,184,964	2,128,562	7,014,224	100,406,366
Sales/Return of capital	(34,208,231)	(36,085,854)	(267)	(3,980,140)	(74,274,492)
Transfers in	-	-	-	-	-
Transfers out	-	-	-	-	-
Balance as of September 30, 2017	$136,369,024	$52,864,026	$67,640,234	$25,465,680	$282,338,964

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2017	$(2,259,917)	$(1,944,392)	$(9,395,668)	$(119,380)	$(13,719,357)

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018:

	Fair Value at			Range
Assets at Fair Value	September 30, 2018	Valuation Technique	Unobservable Input	of Inputs		Weighted Average

Senior Secured - First Lien	$149,232,438	Yield to Maturity	Comparable Market Rate	8.2% - 14.0%		11.4%

Senior Secured - Second Lien	36,134,268	Yield to Maturity	Comparable Market Rate	10.1% - 15.0%		11.2%

Senior Subordinated	23,695,207	Yield to Maturity	Comparable Market Rate	4.0% - 15.3%		12.8%

Preferred Ownership	19,806,111	Market Approach	Enterprise Value/LTM EBITDA Multiple/ Transaction price	4.5x - 13.0	x	9.3	x

Common Ownership/ Common Warrants	7,098,593	Market Approach	Enterprise Value/LTM EBITDA Multiple/ Transaction price	4.5x - 13.0	x	7.8	x

Total	$235,966,617

As of December 31, 2017:

	Fair Value at			Range
Assets at Fair Value	December 31, 2017	Valuation Technique	Unobservable Input	of Inputs		Weighted Average

Senior Secured - First Lien	$177,340,027	Yield to Maturity	Comparable Market Rate	8.0% - 17.0%		10.9%

Senior Secured - Second Lien	14,203,691	Yield to Maturity	Comparable Market Rate	12.3% - 25.0%		15.0%

Senior Subordinated	66,884,849	Yield to Maturity	Comparable Market Rate	4.0% - 14.7%		12.7%

Preferred Ownership	19,751,824	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.5x - 13.0	x	9.3	x

Common Ownership/ Common Warrants	9,374,154	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.5x - 13.0	x	8.3	x

Total	$287,554,545

4.	Share Transactions

On November 2, 2017, the Board of Directors approved a $2.5 million open market stock repurchase program. Pursuant to the program, we were authorized to repurchase up to $2.5 million in aggregate of our common stock in the open market. The timing, manner, price and amount of any share repurchases were determined by our management, in its discretion, based upon the evaluation of economic conditions, stock price, applicable legal and regulatory requirements and other factors. Repurchases under the program were authorized through November 2, 2018.

On November 16, 2017, the Board of Directors approved to expand the open market stock repurchase program to $5.0 million and extend the length of the program to January 31, 2019.

As of August 8, 2018, we had repurchased an aggregate of $5.0 million shares of our common stock under the discretionary open-market share repurchase program and, as a result, the program terminated on such date in accordance with its terms.

The following tables set forth the number of shares of common stock repurchased by the Company under its share repurchase program for the nine months ended September 30, 2018 and 2017:

As of September 30, 2018:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
January 2018	16,786	$8.01 - $8.22	$136,949
March 2018	195,785	$6.05 - $7.24	1,373,656
April 2018	231,343	$6.12 - $7.20	1,599,304
May 2018	136,819	$6.18 - $6.85	901,837
June 2018	59,461	$6.30 - $6.80	397,913
July 2018	49,974	$6.13 - $6.48	316,614
August 2018	15,543	$6.12 - $6.22	96,727
Total	705,711		$4,823,000

As of September 30, 2017:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
January 2017	14,574	$12.13 - $12.49	$165,514

On November 5, 2018, the Company’s Board of Directors approved a stock repurchase program.  Pursuant to the program, the Company is authorized to repurchase up to $10 million in the aggregate of its outstanding common stock in the open market.   The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.  The program will be in effect until the approved dollar amount has been used to repurchase shares. The program does not require the Company to repurchase any specific number of shares and the Company cannot assure you that any shares will be repurchased under the program.  The program may be suspended, extended, modified or discontinued at any time.

5.	Distributions

The Company intends to make quarterly distributions of available net investment income determined on a tax basis to its stockholders. Distributions to stockholders are recorded on the record date. The amount, if any, to be distributed to stockholders is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, will be distributed at least annually. If the Company does not distribute (or are not deemed to have distributed) at least 98% of the Company's annual ordinary income in the calendar year earned, the Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income exceed the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income. As of September 30, 2018 and December 31, 2017, the Company accrued $394,846 and $250,496, respectively, for any unpaid potential excise tax liability and have included these amounts within income tax asset or liability on the accompanying Consolidated Statements of Assets and Liabilities.

The following table reflects the Company’s dividends declared and paid on its common stock for the nine months ended September 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
March 8, 2018	March 30, 2018	April 4, 2018	$0.180
May 4, 2018	June 29, 2018	July 5, 2018	$0.180
August 6, 2018	September 28, 2018	October 4, 2018	$0.180

The following table reflects the Company’s dividends declared and paid on its common stock for the nine months ended September 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
March 9, 2017	March 31, 2017	April 6, 2017	$0.340
March 9, 2017	March 31, 2017	April 6, 2017	$0.030
May 4, 2017	June 30, 2017	July 6, 2017	$0.340
August 3, 2017	September 30, 2017	October 5, 2017	$0.340

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

For the three and nine months ended September 30, 2018, the Company recorded expenses for base management fees of $943,360 and $3,214,345, respectively, of which $157,227 and $266,508, respectively, was waived by the Adviser and $1,712,974 was payable at September 30, 2018. For the three and nine months ended September 30, 2017, the Company recorded expenses for base management fees of $1,230,961 and $3,710,178, respectively, of which $1,160,896 and $1,330,420, respectively, was waived by the Adviser and $1,130,191 was payable at September 30, 2017.

For the three and nine months ended September 30, 2018, the Company wrote off income-based incentive fees of $(43,805) and $(43,805), respectively, of which $0 and $0 was waived by the Adviser, respectively. For the three and nine months ended September 30, 2017, the Company incurred income-based incentive fees of $0 and $638,244, respectively, of which $0 and $0 was waived by the Adviser, respectively. For the three and nine months ended September 30, 2018, the Company incurred capital gains incentive fees of $0 and $0, respectively, of which $0 and $0, respectively, was waived by the Adviser. For the three and nine months ended September 30, 2017, the Company incurred capital gains incentive fees of $0 and $0, respectively, of which $0 and $0, respectively, was waived by the Adviser.

7.	Directors' Fees

The independent directors of the Company each receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person each board of directors meeting and $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting telephonically. They also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee, the nominating and corporate governance committee, the valuation committee and the compensation committee receives an annual fee of $10,000, $5,000, $5,000 and $5,000, respectively. The Lead Independent Director receives an annual fee of $15,000. In addition, the Board may establish ad hoc committees or working groups from time to time to assist the Board in fulfilling its oversight responsibilities and the independent directors will receive fees and be reimbursed for reasonable out-of-pocket expenses incurred in connection therewith. The Company has obtained directors’ and officers’ liability insurance on behalf of its directors and officers.

For the three and nine months ended September 30, 2018, the Company recorded directors' fee expense of $87,076 and $300,104, respectively, of which $78,500 was payable at September 30, 2018. For the three and nine months ended September 30, 2017, the Company recorded directors' fee expense of $112,281 and $254,761, respectively, of which $85,417 was payable at September 30, 2017.

8.	Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the nine months ended September 30, 2018 and September 30, 2017.

	For the nine months ended September 30,
	2018	2017
Investment purchases, at cost (including PIK interest and dividends)	$50,711,735	$99,645,253
Investment sales, proceeds (including principal payments/paydown proceeds)	83,839,981	70,750,013

9.	Alcentra Capital InterNotes®

On January 30, 2015, the Company entered into a Selling Agent Agreement with Incapital LLC, as purchasing agent for the Company's issuance of $40.0 million of Alcentra Capital InterNotes®. On January 25, 2016, the Company entered into an additional Selling Agent Agreement with Incapital LLC, as purchasing agent for the Company’s issuance of up to $15 million of Alcentra Capital InterNotes®.

These notes (the “Notes”) are direct unsecured obligations and each series of notes will be issued by a separate trust (administered by U.S. Bank). The Notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

During the nine months ended September 30, 2018, the Company did not issue any Alcentra Capital InterNotes®. For the three and nine months ended September 30, 2018, the Company had average Notes outstanding of $55.0 million and $55.0 million, respectively, with a weighted average interest rate of 6.33% and 6.40%, respectively. For the three and nine months ended September 30, 2017, the Company had average Notes outstanding of $55.0 million and $55.0 million, respectively, with a weighted average interest rate of 6.33% and 6.40%, respectively.

The following table summarizes the Alcentra Capital InterNotes® issued and outstanding during the nine months ended September 30, 2018.

Tenor at	Principal	Interest	Weighted
Origination	Amount	Rate	Average
(in years)	(000’s omitted)	Range	Interest Rate	Maturity Date Range
5	$53,582	6.25% - 6.50%	6.38%	February 15, 2020 - June 15, 2021
7	1,418	6.50% - 6.75%	6.63%	January 15, 2022 - April 15, 2022
	$55,000

In connection with the issuance of the Alcentra Capital InterNotes®, the Company incurred $1.196 million of fees which are being amortized over the term of the notes and are included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2018. During the nine months ended September 30, 2018 the Company recorded $0.343 million of interest costs and amortization of offering costs on the Alcentra Capital InterNotes® as interest expense.

10.	Credit Facility/Line of Credit

On May 8, 2014, the Company entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital LLC (“ING”), as administrative agent, collateral agent and lender, and the lenders from time to time party thereto, to provide liquidity in support of its investment and operational activities. The Credit Facility had an initial commitment of $80 million with an accordion feature that allowed for an increase in the total commitments up to $160 million, subject to certain conditions and the satisfaction of specified financial covenants. The Credit Facility was amended on August 11, 2015 to increase the commitments and the accordion feature. The total commitments and accordion feature were $135 million and up to $250 million respectively, subject to satisfaction of certain conditions at the time of any such future increase. As amended, the Credit Facility had a maturity date of August 11, 2020 and bore interest, at our election, at a rate per annum equal to (i) 2.25% plus the highest of a prime rate, the Federal Funds rate plus 0.5%, three month LIBOR plus 1%, and zero or (ii) 3.25% plus the one, three or six month LIBOR rate, as applicable.

On September 21, 2018, the Company amended certain provisions of the Credit Facility. Under the Amended Credit Agreement, (i) revolving commitments by lenders were reduced from $135 million to $115 million, with an accordion feature that allows for an increase in total commitments up to $180 million, subject to satisfaction of certain conditions at the time of any such future increase, (ii) the maturity date of the credit facility was extended to September 21, 2022 and the revolving period was extended to September 21, 2021, and (iii) borrowings under the credit facility bear interest, at our election, at a rate per annum equal to (a) 2.50% if the contribution to the borrowing base of eligible portfolio investments that are long-term U.S. government securities and first lien bank loans is greater than or equal to 70% (or 2.75% if such contribution is less than 70%) plus the one, three or six month LIBOR rate, as applicable, or (b) 1.50% if the contribution to the borrowing base of eligible portfolio investments that are long-term U.S. government securities and first lien bank loans is greater than or equal to 70% (or 1.75% if such contribution is less than 70%) plus the highest of  (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero.

The Amended Credit Agreement also modifies certain covenants in the credit facility, including to provide for a minimum asset coverage ratio of 2.00 to 1, a minimum interest coverage ratio of 2.00 to 1 as of the last day of any fiscal quarter, and a requirement to maintain stockholder’s equity as of the last day of any fiscal quarter to be no less than the greater of (i) 45% of the total assets of the Company and its subsidiaries as at the last day of such fiscal quarter and (ii) the sum of (x) $120,000,000 plus (y) 65% of the aggregate net proceeds of all sales of equity interests by the Company and its subsidiaries after the closing date of the Amended Credit Agreement. In addition, the Amended Credit Agreement requires payment of a commitment fee ranging from 0.5% to 1.0% per annum based on the size of the unused portion of the Credit Facility. The Credit Facility is secured by a first priority security interest in all of our portfolio investments, the equity interests in certain of our direct and indirect subsidiaries, and substantially all of our other assets.

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

The Company has made customary representations and warranties and is required to comply with various covenants and reporting requirements. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, and certain change in control events. As of September 30, 2018, and after giving effect to the Amendment, the Company was in compliance in all material respects with the terms of the Credit Facility.

The Company pays a commitment fee between 0.5% and 1.0% per annum based on the size of the unused portion of the Credit Facility. This fee is included in interest expense on the Company’s Consolidated Statements of Operations.

As of September 30, 2018 and December 31, 2017, the Company had United States dollar borrowings of $54.5 million and $89.7 million outstanding under the Credit Facility, respectively. For the three and nine months ended September 30, 2018, the Company borrowed an average of $53.0 million and $55.9 million with a weighted average interest rate of 5.44% and 5.21%, respectively. For the three and nine months ended September 30, 2017, the Company borrowed an average of $36.2 million and $37.9 million with a weighted average interest rate of 4.59% and 4.41%, respectively.

In accordance with the 1940 Act, the Company is currently allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. On May 4, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Company’s board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on May 4, 2019 (unless the Company receives earlier stockholder approval), the Company’s asset coverage requirement applicable to senior securities will be reduced to 150%. As of September 30, 2018, the aggregate amount outstanding of the senior securities issued by the Company was $55.0 million. As of September 30, 2018, the Company’s asset coverage was 237%.

11.	Market and Other Risk Factors

At September 30, 2018, a portion of the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is comprised of investments in the 20 industries listed in Note 13. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

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

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2018 and December 31, 2017, the Company had $15.1 million and $17.2 million in unfunded commitments under loan and financing agreements, respectively. As of September 30, 2018 and December 31, 2017, the Company’s unfunded commitment under loan and financing agreements are presented below.

	As of
	September 30, 2018	December 31, 2017
Pharmalogic Holdings Corp.	$4,760,000	$-
Pharmalogics Recruiting, LLC	2,000,000	2,000,000
Epic Healthcare Staffing Intermediate Holdco, LLC	3,636,364	4,000,000
Superior Controls, Inc.	2,500,000	2,500,000
Healthcare Associates of Texas, LLC	2,137,192	6,900,000
Manna Pro Products, LLC	92,764	-
NTI Holdings, LLC	-	1,258,540
IGT	-	500,000
Total	$15,126,320	$17,158,540

13.	Classification of Portfolio Investments

As of September 30, 2018, the Company’s portfolio investments were categorized as follows:

Investment Type	Cost	Fair Value	% of Net Assets*
Senior Secured - First Lien	$159,741,658	$155,129,341	103.55%
Senior Secured - Second Lien	44,913,172	40,988,003	27.36%
Equity/Other	40,896,896	26,904,704	17.96%
Senior Subordinated	32,741,540	23,695,207	15.81%
CLO/Structured Credit	1,947,170	1,919,696	1.28%
Total	$280,240,436	$248,636,951	165.96%

Geographic Region
Southeast	$63,604,143	$52,747,505	35.21%
Northeast	54,149,064	48,737,969	32.53%
South	55,780,802	43,345,934	28.93%
West	48,052,239	40,408,216	26.97%
Midwest	33,846,888	38,427,632	25.65%
Canada	22,860,130	23,049,999	15.39%
US (CLO)	1,947,170	1,919,696	1.28%
Total	$280,240,436	$248,636,951	165.96%

Industry
Healthcare Services	$44,280,903	$44,479,704	29.69%
Business Services	42,824,099	43,126,135	28.79%
Telecommunications	18,715,795	23,211,415	15.49%
Technology & Telecom	22,487,591	22,017,889	14.70%
Industrial Services	21,341,416	21,195,795	14.15%
High Tech Industries	20,714,581	20,694,754	13.81%
Wholesale/Distribution	12,185,913	12,614,192	8.42%
Retail	12,043,411	12,429,138	8.30%
Security	15,482,170	11,128,610	7.43%
Oil & Gas Services	16,412,360	9,725,499	6.49%
Environmental/Recycling Services	6,661,114	6,880,115	4.59%
Media: Advertising, Printing & Publishing	12,677,834	6,554,225	4.37%
Insurance	4,841,113	4,853,735	3.24%
Consumer Services	3,275,540	3,276,129	2.19%
Transportation Logistics	7,723,314	3,064,872	2.05%
USD CLO	1,947,170	1,919,696	1.28%
Waste Services	2,529,303	746,000	0.50%
Industrial Manufacturing	500,000	719,047	0.47%
Media & Entertainment	7,900,821	1	0.0%
Education	5,695,988	—	0.0%
Total	$280,240,436	$248,636,951	165.96%

*Fair value as a percentage of Net Assets

As of December 31, 2017, the Company’s portfolio investments were categorized as follows:

Investment Type	Cost	Fair Value	% of Net Assets*
Senior Secured - First Lien	$181,664,266	$177,340,027	112.44%
Senior Subordinated	81,397,386	66,884,849	42.41%
Equity/Other	45,824,064	29,125,978	18.47%
Senior Secured - Second Lien	24,330,818	14,203,691	9.01%
Total	$333,216,534	$287,554,545	182.33%

Geographic Region
Southeast	$99,474,605	$78,667,734	49.88%
Northeast	57,107,756	54,446,210	34.52%
West	57,327,891	49,593,273	31.45%
South	56,444,310	48,087,167	30.49%
Midwest	39,883,664	33,560,162	21.28%
Canada	22,978,308	23,199,999	14.71%
Total	$333,216,534	$287,554,545	182.33%

Industry
Healthcare Services	$55,159,796	$55,289,718	35.06%
Business Services	51,334,231	51,724,999	32.80%
Industrial Services	29,762,072	29,668,447	18.81%
Technology & Telecom	23,951,328	23,318,694	14.79%
Wholesale/Distribution	19,281,908	19,684,932	12.48%
High Tech Industries	18,677,481	18,729,396	11.88%
Telecommunications	15,641,231	17,677,538	11.21%
Retail	13,807,599	14,192,432	9.00%
Security	15,358,937	14,135,409	8.96%
Oil & Gas Services	16,193,495	11,168,822	7.08%
Industrial Manufacturing	8,833,734	9,219,455	5.85%
Environmental/Recycling Services	7,601,167	7,820,167	4.96%
Media: Advertising, Printing & Publishing	12,677,834	6,678,442	4.22%
Transportation Logistics	7,691,296	5,474,294	3.47%
Waste Services	2,529,303	2,771,797	1.76%
Media & Entertainment	10,355,366	2	0.0%
Education	15,863,517	1	0.0%
Automotive Business Services	8,496,239	—	0.0%
Total	$333,216,534	$287,554,545	182.33%

*Fair value as a percentage of Net Assets

14.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for the nine months ended September 30, 2018 and September 30, 2017.

	For the nine months ended	For the nine months ended
	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
Per share data(1)
Net asset value, beginning of period	$11.09	$13.72

Net investment income (loss)	0.74	1.03
Net realized and unrealized gains (losses)(2)	(0.24)	(1.75)
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	0.03	0.32
Net increase (decrease) in net assets resulting from operations	0.53	(0.40)

Distributions to shareholders:(3)
From net investment income	(0.54)	(1.02)
Net realized gains	0.00	(0.03)
Total dividend distributions declared	(0.54)	(1.05)

Net asset value, end of period	$11.08	$12.27
Market value per share, end of period	$5.98	$10.71

Total return based on net asset value(4)(5)	4.8%	(2.9)%
Total return based on market value(4)(5)	(22.3)%	(1.8)%

Shares outstanding at end of period	13,517,234	14,245,220

Ratio/Supplemental Data:
Net assets, at end of period	$149,813,813	$174,820,746
Ratio of total expenses before waiver to average net assets(6)	10.36%	9.05%
Ratio of interest expenses to average net assets(6)	4.76%	4.00%
Ratio of incentive fees to average net assets(6)	(0.04)%	0.47%
Ratio of waiver of management and incentive fees to average net assets(6)	0.23%	(0.99)%
Ratio of net expenses to average net assets(6)	10.12%	8.06%
Ratio of net investment income (loss) before waiver to average net assets(6)	8.79%	9.60%
Ratio of net investment income (loss) after waiver to average net assets(6)	8.56%	10.59%

Total Credit Facility payable outstanding	$54,457,145	$59,783,273
Total Notes payable outstanding	$55,000,000	$55,000,000

Asset coverage ratio(7)	2.4	2.5
Portfolio turnover rate(5)	19%	26%

(1)	The per share data was derived by using the average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of purchases or sales of the Company's shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(4)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(5)	Not Annualized.
(6)	Annualized, except for consulting fees.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

15.	Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we have two subsidiaries that are not required to be consolidated. We have certain unconsolidated significant subsidiaries, FST Technical Services, LLC ("FST") and Southern Technical College (“STI”), that pursuant to Rule 4-08(g) of Regulation S-X, summarized financial information is presented below in aggregate as of and for the nine months ended September 30, 2018 and as of and for the year ended December 31, 2017.

	As of		For the nine months ended
Balance Sheet	September 30, 2018	Income Statement	September 30, 2018

Current Assets	$12,848,612	Net Sales	$30,009,973
Noncurrent Assets	$63,917,262	Gross Profit	$7,738,584
Current Liabilities	$9,037,309	EBITDA	$4,651,688
Noncurrent Liabilities	$30,780,000

	As of		For the year ended
Balance Sheet	December 31, 2017	Income Statement	December 31, 2017

Current Assets	$7,203,311	Net Sales	$53,412,485
Noncurrent Assets	$78,558,864	Gross Profit	$12,085,847
Current Liabilities	$5,132,008	EBITDA	$6,040,192
Noncurrent Liabilities	$37,603,460

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

The business and growth of STI have been impacted by regulatory changes that have affected for-profit institutions. Although the regulatory climate has since improved, there is no assurance that this will continue to improve enrollment or retention rates.

16.	Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

Subsequent to September 30, 2018, the following activity occurred:

On October 4, 2018, Alcentra paid a dividend of $0.18 per share to shareholders of record as of September 28, 2018.

On October 15, 2018, Alcentra sold Weight Watchers International for $1.9 million (Senior Secured L + 4.75%).

On October 16, 2018, Alcentra sold Lumileds and Asurion, LLC for $1.96 million and $3.1 million, respectively. Lumileds and Asurion were both senior secured loans at L + 5.00% and L +6.00%, respectively.

On October 17, 2018, Alcentra invested $12.9 million in Impact Group (L + 6.25% 1st Lien).

On October 19, 2018, Acuity Technologies (fka QRC) repaid their debt (subordinated notes) in full in the amount of $10.0 million.

On October 22, 2018, Alcentra sold West Corporation and Mayfield Agency (“Feeco”) for $1.76million and $1.98 million, respectively. Both loans were senior secured at L +3.50% and L + 8.50%, respectively.

On November 2, 2018, Alcentra invested $4.5 million in Sandvine Corporation (2nd Lien at L + 8.00%).

On November 2, 2018, Security Alarm Financing Enterprises, L.P. (“SAFE”) repaid their debt (subordinated notes) for total proceeds of $10.4 million.

On November 5, 2018, the Company’s Board of Directors declared a dividend of $0.18 per share for the third quarter of 2018, which is payable on January 3, 2019.

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

Overview

Alcentra Capital Corporation (the “Company”, “Alcentra”, “ACC”, “we”, “us” or “our”) was formed as a Maryland corporation on June 4, 2013 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Alcentra is managed by Alcentra NY, LLC (the “Adviser”, or “Alcentra NY”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). State Street Bank and Trust Company (“State Street”) provides us with financial reporting, post-trade compliance, and treasury services. In addition, for U.S. federal income tax purposes, Alcentra has elected to be treated as a regulated investment company (“RIC”), commencing with tax year ended December 31, 2014, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Our investment objective is to generate primarily current income and, to a lesser extent, capital appreciation through debt and equity investments, respectively by targeting middle-market companies (typically those with $15 million to up to $75 million of EBITDA) through first lien, second lien, unitranche and, to a lesser extent given the current credit environment, mezzanine debt and equity investments.

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

Board Composition

On September 16, 2018, the board of directors (the “Board”) of Alcentra Capital Corporation (the “Company”) approved an increase in the size of the Board from three to five members and appointed each of William H. Wright II and Frederick Van Zijl to the Board effective as of September 16, 2018. Each of Messrs. Wright and Van Zijl were also appointed to the Company’s Audit Committee (the “Audit Committee”), Compensation Committee, and Nominating and Corporate Governance Committee, effective as of September 16, 2018.

Portfolio Composition and Investment Activity

Portfolio Composition

We invest primarily in middle-market companies (typically those with $15 million to up to $75 million of EBITDA) through first lien, second lien, unitranche and, to a lesser extent given the current credit environment, mezzanine debt. We have expanded our investment strategy to include larger middle market companies and investments that have more seniority in a portfolio company’s capital structure, a security interest in the company’s collateral, and floating rate exposure that generally have more of a propensity to withstand changes in the economy, capital markets or other factors affecting such portfolio company. This expansion is a reflection of the current conditions of the debt capital markets combined with the Adviser’s view that we are in the later stages of the credit cycle. We are executing this portfolio rotation to focus on stabilizing net asset value per share and minimizing credit losses associated with our historic focus on unsecured mezzanine debt and equity investment. The rotation to having a larger percentage of our portfolio in the senior part of the capital structure provides added protections, rights and remedies in case of a downturn in the economy or specific company performance issues. The addition of collateral also enhances our creditor rights during a workout or bankruptcy proceeding relative to other unsecured creditors. Lastly, more floating rate debt investments, versus fixed rate mezzanine debt, should reduce our exposure to interest rate increases. We believe that these measures are in the best interests of our stockholders; however, these shifts will likely result in a decrease in the weighted average yield on our investment portfolio.

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

During the three months ended September 30, 2018, we invested $6.1 million in debt and equity investments, including one new portfolio company and one add on investment. These investments consisted of senior secured debt ($6.0 million or 99% of the total amount invested) and preferred equity ($0.06 million or 1% of the total amount invested). During the three months ended September 30, 2018 we received proceeds from repayments and amortizations on investments of $4.6 million. During the three months ended September 30, 2017, we invested $28.1 million in debt and equity investments, including one new portfolio investment and three add on investments. These investments consisted of senior secured loans ($26.2 million, or 93.2% of the total invested) and equity securities ($1.9 million, or 6.8% of the total amount invested). During the three months ended September 30, 2017, we received proceeds from sales or repayments, including principal, return of capital dividends and realized gains, of $3.9 million.

As of September 30, 2018, we had $248.6 million (at fair value) invested in 28 companies, 5 broadly syndicated loans, and 1 rated debt security in a collateralized loan obligation fund (“CLO”). Our portfolio included approximately 62.4% of first lien debt, 16.5% of second lien debt, 9.5% of subordinated debt, 0.8% of CLOs, and 10.8% of equity investments at fair value. At September 30, 2018, our average portfolio company investment at amortized cost and fair value was approximately $6.9 million and $6.6 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $23.0 million and $23.0 million, respectively. At September 30, 2018, 73.2% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 26.8% bore interest at fixed rates.

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

The weighted average yield on debt investments as of September 30, 2018 and December 31, 2017 was 10.9 % and 11.3%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount but excluding investments on non-accrual status, if any. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiary’s fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2018 we had 6 such investments with an aggregate unfunded commitment of $15.1 million and at December 31, 2017 we had 6 such investments with an aggregate unfunded commitment of $17.2 million.

The following table shows the portfolio composition by investment type at cost and fair value with the corresponding percentage of total investments:

	Cost				Fair Value
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
	(dollars in thousands)
Senior Secured - First Lien	$159,742	57.0%	$181,664	54.5%	$155,129	62.4%	$177,340	61.7%
Senior Secured - Second Lien	44,913	16.0%	24,331	7.3%	40,988	16.5%	14,204	4.9%
Equity/Other	40,897	14.6%	45,824	13.8%	26,905	10.8%	29,126	10.1%
Senior Subordinated	32,741	11.7%	81,397	24.4%	23,695	9.5%	66,885	23.3%
CLO/Structured Credit	1,947	0.7%	-	-%	1,920	0.8%	-	-%
Total	$280,240	100.0%	$333,216	100.0%	$248,637	100.0%	$287,555	100.0%

The following table shows portfolio composition by geographic region at cost and fair value with the corresponding percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Cost				Fair Value
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
	(dollars in thousands)
Southeast	$63,604	22.7%	$99,475	29.9%	$52,747	21.2%	$78,668	27.4%
Northeast	54,149	19.3%	57,108	17.1%	48,738	19.6%	54,446	18.9%
South	55,781	19.9%	56,444	16.9%	43,346	17.4%	48,087	16.7%
West	48,052	17.1%	57,327	17.2%	40,408	16.2%	49,593	17.2%
Midwest	33,847	12.1%	39,884	12.0%	38,428	15.5%	33,560	11.7%
Canada	22,860	8.2%	22,978	6.9%	23,050	9.3%	23,200	8.1%
US (CLO)	1,947	0.7%	-	-%	1,920	0.8%	-	-%
Total	$280,240	100.0%	$333,216	100.0%	$248,637	100.0%	$287,555	100.0%

The following table shows the detailed industry composition of our portfolio at cost and fair value as a percentage of total investments:

	Cost		Fair Value
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Healthcare Services	15.80%	16.55%	17.89%	19.23%
Business Services	15.28%	15.41%	17.34%	17.99%
Telecommunications	6.68%	4.69%	9.34%	6.15%
Technology & Telecom	8.02%	7.19%	8.86%	8.10%
Industrial Services	7.62%	8.93%	8.52%	10.32%
High Tech Industries	7.39%	5.61%	8.32%	6.51%
Wholesale/Distribution	4.35%	5.79%	5.07%	6.85%
Retail	4.30%	4.14%	5.00%	4.94%
Security	5.52%	4.61%	4.48%	4.92%
Oil & Gas Services	5.86%	4.86%	3.91%	3.88%
Environmental/Recycling Services	2.38%	2.28%	2.77%	2.72%
Media: Advertising, Printing & Publishing	4.52%	3.80%	2.64%	2.32%
Insurance	1.73%	0.00%	1.95%	0.00%
Consumer Services	1.17%	0.00%	1.32%	0.00%
Transportation Logistics	2.76%	2.31%	1.23%	1.90%
USD CLO	0.69%	0.00%	0.77%	0.00%
Waste Services	0.90%	0.76%	0.30%	0.96%
Industrial Manufacturing	0.18%	2.65%	0.29%	3.21%
Media & Entertainment	2.82%	3.11%	0.00%	0.00%
Education	2.03%	4.76%	0.00%	0.00%
Automotive Business Services	0.00%	2.55%	0.00%	0.00%
Total	100.00%	100.00%	100.00%	100.00%

Portfolio Asset Quality

We will generally not accrue interest on loans and debt securities if principal or interest cash payments are past due 30 days or we have reason to doubt our ability to collect such interest. As of September 30, 2018 and December 31, 2017, we had four and three loans on non-accrual respectively.

Results of Operations

Comparison of three months ended September 30, 2018 and September 30, 2017

Investment Income

For the three months ended September 30, 2018, total investment income was $6.6 million, a decrease of $1.0 million, or a (13.9)% decrease from the $7.6 million of total investment income for the three months ended September 30, 2017. This decrease was due to the continued spread compression in the markets as well as the continued transition of the portfolio to senior secured debt.

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Our investment strategy will continue to focus on more floating rate investments to protect against rising interest rates. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK, however, we will continue to avoid PIK features in new portfolio investments. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn to fluctuate as the size of our investment portfolio changes. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees. All of these fees, net of any out-of-pocket expenses are passed on as income to our shareholders.

Expenses

For the three months ended September 30, 2018, total expenses, before the waiver of management fees, were $3.7 million, which was a decrease of $0.2 million, or (4.7)%, over the $3.9 million for the three months ended September 30, 2017. Interest and financing expenses for the three months ended September 30, 2018 and 2017 were $1.9 million, and $1.9 million, respectively. Although the interest expense under the Credit Facility rose due to the increase in LIBOR rates during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, our interest and financing expense was largely unchanged between the two periods due to a decrease in the amortization of deferred financing costs recognized during the three months ended September 30, 2018 as compared to the prior year period. The administrative service fee, professional fees and other general and administrative expenses totaled $0.9 million, an increase of $0.1million, or 15.1%, compared to $0.8 million for the three months ended September 30, 2017. The slight increase was due to non-recurring expenses which were incurred as we explored lowering our cost of capital and the overall capital structure.

For the three months ended September 30, 2018, the base management fee was $0.9 million, a decrease of $0.3 million, or (23.4)%, over the $1.2 million for the three months ended September 30, 2017 due to lower average total assets and a temporary 25 bps reduction from May 1, 2018 to April 30, 2019, across the management fee breakpoints under our investment advisory agreement. For the three months ended September 30, 2018 the waiver of management fees was $(0.2) million, a decrease of (86.5)%, over the $(1.2) million waiver for the three months ended September 30, 2017. There were no incentive fees earned for the three months ended September 30, 2018 but there was a slight decrease in the expense as the portion previously attributable to GST Autoleather was written off. There was no incentive fee for the comparable period in 2017.

Net Investment Income

Net investment income for the three months ended September 30, 2018 was $3.0 million, a decrease of $1.9 million, or (38.8)%, compared to net investment income of $4.8 million during the three months ended September 30, 2017 as discussed in the Investment Income and Expense sections above.

Net Increase (Decrease) in Net Assets Resulting From Operations

For the three months ended September 30, 2018, the net realized loss from portfolio investments was $(0.04) million. For the three months ended September 30, 2017, the net realized loss from portfolio investments was $(10.4) million which was due largely to the write off of My Alarm Center, LLC.

During the three months ended September 30, 2018, we recorded a net change in unrealized appreciation from portfolio investments of $0.7 million. This is the net result of a write up on NTI Holdings, LLC and a write down on Xpress Global Systems, LLC as both companies pursue sales options. During the three months ended September 30, 2017, we recorded a net change in unrealized depreciation from portfolio investments of $(1.3) million. This was due largely to the write down of GST Autoleather and the reversal of the net unrealized depreciation on My Alarm Center, LLC.

As a result of these events, our net increase in net assets resulting from operations during the three months ended September 30, 2018 was $3.1 million, an increase of $4.7 million, or 291.3%, compared to a net decrease in net assets resulting from operations of $1.6 million during the three months ended September 30, 2017.

Provision for Taxes on Unrealized Appreciation on Investments

We have a direct wholly owned subsidiary that has elected to be a taxable entity (the "Taxable Subsidiary"). The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are "pass through" entities for tax purposes and continue to comply with the "source income" requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended September 30, 2018, we recognized a provision for income taxes on unrealized gain (loss) on investments of $(0.6) million.

Comparison of nine months ended September 30, 2018 and September 30, 2017

Investment Income

For the nine months ended September 30, 2018, total investment income was $22.0 million, a decrease of $3.2 million, or (12.6)%, over the $25.2 million of total investment income for the nine months ended September 30, 2017. The decrease was primarily attributable to spread compression as well as a conversion of various debt portfolio investments to equity which are non-income producing.

Expenses

For the nine months ended September 30, 2018, total expenses, before the waiver of management fees, were $12.0 million, which was a decrease of $0.2 million, or (1.4)%, over the $12.2 million for the nine months ended September 30, 2017. Interest and financing expenses for the nine months ended September 30, 2018 were $5.8 million, an increase of $0.1 million or 1.8%, compared to $5.7 million for the nine months ended September 30, 2017. Although the interest expense under the Credit Facility rose due to the increase in LIBOR rates during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, our interest and financing expense was largely unchanged between the two periods due to a decrease in the amortization of deferred financing costs recognized during the nine months ended September 30, 2018 as compared to the prior year period. The administrative service fee, professional fees and other general and administrative expenses totaled $3.0 million for the nine months ended September 30, 2018 an increase of $0.9 million, or 42.2%, compared to $2.1 million for the nine months ended September 30, 2017, which primarily resulted from non-recurring consulting fees of $0.5 million and an increase in professional fees of $0.2 million. There were no consulting fees for the comparable period in 2017. The consulting fees were incurred as we explored lowering our cost of capital and the overall capital structure.

For the nine months ended September 30, 2018, the base management fee was $3.2 million, a decrease of $0.5 million, or (13.4)%, over the $3.7 million for the nine months ended September 30, 2017 due to lower average total assets and a temporary 25 bps reduction from May 1, 2018 to April 30, 2019, across the management fee breakpoints under our investment advisory agreement. For the nine months ended September 30, 2018 the waiver of management fees was $(0.3) million, a decrease of $1.1 million, or (80.0)%, over the $(1.3) million waiver for the nine months ended September 30, 2017. The incentive fee for the nine months ended September 30, 2018 was $(0.04) million, a decrease of $0.7 million, or (106.9)% from the $0.6 million incentive fee for the nine months ended September 30, 2017 which was the result of lower net investment income during the past 4 quarters which resulted in not earning the income incentive fee.

Net Investment Income

Net investment income for the nine months ended September 30, 2018 was $10.2 million, which was a decrease of $4.1 million, or (28.4)%, compared to net investment income of $14.3 million during the nine months ended September 30, 2017 as a result of the $3.2 million decrease in total investment income.

Net Increase/(Decrease) in Net Assets Resulting From Operations

For the nine months ended September 30, 2018, the net realized loss from portfolio investments was $(20.3) million due to the realized loss on GST Autoleather, Media Storm and the restructuring of Southern Technical Institute, Inc. For the nine months ended September 30, 2017, the net realized loss from portfolio investments was $(11.4) million which was due largely to the conversion of My Alarm Center, LLC from debt to equity

.

During the nine months ended September 30, 2018, we recorded a net change in unrealized appreciation from portfolio investments of $14.1 million which was attributable to the realization of unrealized losses for GST Autoleather, Media Storm, LLC, and Southern Technical Institute, Inc. as well as the current period net increase in unrealized appreciation. The net change in unrealized depreciation on investments for the nine months ended September 30, 2017 was $(13.0) million attributable mainly to the write down on Show Media, GST Autoleather and Southern Technical Institute, Inc.

As a result of these events, our net increase in net assets resulting from operations during the nine months ended September 30, 2018 was $4.4 million, an increase of $10.1 million, or 176.4%, compared to a net decrease in net assets resulting from operations of $(5.7) million during the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had $7.8 million in cash and our net assets totaled $149.8 million.

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

Cash Flows

For the nine months ended September 30, 2018, there was a net decrease in cash in the amount of $(6.1) million. During that period, $43.9 million was provided in cash from operating activities, primarily due to the return of capital of portfolio investments of approximately $83.8 million and net realized loss from portfolio investments of approximately $20.3 million partially offset by purchases of portfolio investments in the amount of approximately $50.0 million and the change in unrealized appreciation of portfolio investments of approximately $14.1 million. During the same period, net cash used in financing activities of $50.0 million was due primarily due to the net repayments of the credit facility, distributions to shareholders and payments for the share repurchase program.

For the nine months ended September 30, 2017, there was a net increase in cash in the amount of $1.0 million. During that period, we used $15.6 million in cash from operating activities, primarily due to the purchase of portfolio investments of approximately $96.9 million. This was partially offset by proceeds from the return of capital of portfolio investments of approximately $70.8 million, $13.0 million of change in unrealized depreciation of portfolio investments and a realized loss of $11.4 million from portfolio investments. During the same period, financing activities increased cash by $16.6 million primarily due to net proceeds from the credit facility and the issuance of common stock offset by distributions to shareholders.

Capital Resources

On May 8, 2014, we entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital LLC, as administrative agent, collateral agent and a lender, and the lenders from time to time party thereto. The Credit Facility had outstanding commitments of $135 million, with an accordion feature that allowed for an increase in total commitments up to $250 million, subject to satisfaction of certain conditions at the time of any such future increase. The Credit Facility had a maturity date of August 11, 2020 and a revolving period that expired on August 11, 2019. Amounts available to borrow under the Credit Facility were subject to a minimum borrowing base that applies an advance rate to certain portfolio investments. Borrowings under the Credit Facility bear interest, at our election, at a rate per annum equal to (i) 3.25% plus the one, three or six month LIBOR rate, as applicable, or (ii) 2.25% plus the highest of  (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero. We paid a commitment fee ranging from 0.5% to 1.0% per annum based on the size of the unused portion of the Credit Facility. The Credit Facility is secured by a first priority security interest in all of our portfolio investments, the equity interests in certain of our direct and indirect subsidiaries, and substantially all of our other assets.

On September 21, 2018, the Company amended certain provisions of the Credit Facility. Under the Amended Credit Agreement, (i) revolving commitments by lenders were reduced from $135 million to $115 million, with an accordion feature that allows for an increase in total commitments up to $180 million, subject to satisfaction of certain conditions at the time of any such future increase, (ii) the maturity date of the credit facility was extended to September 21, 2022 and the revolving period was extended to September 21, 2021, and (iii) borrowings under the credit facility bear interest, at our election, at a rate per annum equal to (a) 2.50% if the contribution to the borrowing base of eligible portfolio investments that are long-term U.S. government securities and first lien bank loans is greater than or equal to 70% (or 2.75% if such contribution is less than 70%) plus the one, three or six month LIBOR rate, as applicable, or (b) 1.50% if the contribution to the borrowing base of eligible portfolio investments that are long-term U.S. government securities and first lien bank loans is greater than or equal to 70% (or 1.75% if such contribution is less than 70%) plus the highest of  (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero.

The Amended Credit Agreement also modifies certain covenants in the credit facility, including to provide for a minimum asset coverage ratio of 2.00 to 1, a minimum interest coverage ratio of 2.00 to 1 as of the last day of any fiscal quarter, and a requirement to maintain stockholder’s equity as of the last day of any fiscal quarter to be no less than the greater of (i) 45% of the total assets of the Company and its subsidiaries as at the last day of such fiscal quarter and (ii) the sum of (x) $120,000,000 plus (y) 65% of the aggregate net proceeds of all sales of equity interests by the Company and its subsidiaries after the closing date of the Amended Credit Agreement. In addition, the Amended Credit Agreement requires payment of a commitment fee ranging from 0.5% to 1.0% per annum based on the size of the unused portion of the Credit Facility. The Credit Facility is secured by a first priority security interest in all of our portfolio investments, the equity interests in certain of our direct and indirect subsidiaries, and substantially all of our other assets.

As of September 30, 2018, we are in compliance with all covenants of the Credit Facility and there was $54.5 million outstanding.

We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, we are currently allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowings. On May 4, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act. As a result, effective on May 4, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement under the 1940 Act applicable to senior securities will be reduced to 150%. As of September 30, 2018, the aggregate principal amount outstanding of the senior securities issued by us was $109.5 million. As of September 30, 2018, our asset coverage was 237%.

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

Rating Summary – September 30, 2018
(dollars in thousands)
Risk Rating	Cost	% of Cost	FMV	% of FMV
1	$85,550	32%	$90,927	39%
2	118,518	45%	117,466	50%
3	23,075	9%	16,606	7%
4	19,646	7%	7,904	3%
5	19,428	7%	3,065	1%
	$266,217	100%	$235,968	100%

This table does not take into account the syndicated loans and CLO position.

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

Recent Developments

Subsequent to September 30, 2018, the following activity occurred:

On October 4, 2018, Alcentra paid a dividend of $0.18 per share to shareholders of record as of September 28, 2018.

On October 15, 2018, Alcentra sold Weight Watchers International for $1.9 million (Senior Secured L + 4.75%).

On October 16, 2018, Alcentra sold Lumileds and Asurion, LLC for $1.96 million and $3.1 million, respectively. Lumileds and Asurion were both senior secured loans at L + 5.00% and L +6.00%, respectively.

On October 17, 2018, Alcentra invested $12.9 million in Impact Group (L + 6.25% 1st Lien).

On October 19, 2018, Acuity Technologies (fka QRC) repaid their debt (subordinated notes) in full in the amount of $10.0 million.

On October 22, 2018, Alcentra sold West Corporation and Mayfield Agency (“Feeco”) for $1.76 million and $1.98 million, respectively. Both loans were senior secured at L +3.50% and L + 8.50%, respectively.

On November 2, 2018, Alcentra invested $4.5 million in Sandvine Corporation (2nd Lien at L + 8.00%).

On November 2, 2018, Security Alarm Financing Enterprises, L.P. (“SAFE”) repaid their debt (subordinated notes) for total proceeds of $10.4 million.

On November 5, 2018, the Company’s Board of Directors declared a dividend of $0.18 per share for the third quarter of 2018, which is payable on January 3, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the nine months ended September 30, 2018, 20 loans in the portfolio bore interest at floating rates, or 73.2% of the fair value of our portfolio. For the year ended December 31, 2017, 12 of the loans in the portfolio bore interest at floating rates, or 54.0% of the fair value of our portfolio. Assuming that the Statement of Assets and Liabilities as of September 30, 2018, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one or two percent increase in LIBOR would have less than a 2% effect on our portfolio. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

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

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On November 2, 2017, our board of directors authorized a $2.5 million discretionary open-market share repurchase program under which we may repurchase shares of our common stock in the open market until the earlier of  (i) November 2, 2018 or (ii) the repurchase of  $2.5 million in aggregate amount of our common stock. On November 16, 2017, our board of directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary share repurchase program until the earlier of  (i) January 31, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. As of August 8, 2018, we had repurchased an aggregate of $5.0 million shares of our common stock under the discretionary open-market share repurchase program and, as a result, the program terminated on such date in accordance with its terms.

The following table summarizes our share repurchases under our stock repurchase program for the nine months ended September 30, 2018:

	January	February	March	April	May	June	July	August	September
	2018	2018	2018	2018	2018	2018	2018	2018	2018
Dollar amount repurchased	$136,949	-	$1,373,656	$1,599,304	$901,837	$397,913	$316,614	$96,727	-
Shares repurchased	16,786	-	195,785	231,343	136,819	59,461	49,974	15,543	-
Average price per share (including commission)	$8.16	N/A	$7.02	$6.91	$6.59	$6.69	$6.34	$6.22	N/A
Weighted average discount to net asset value	27.3%	N/A	37.5%	37.4%	40.3%	39.4%	42.8%	43.8%	N/A

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(2)

10.1	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 21, 2018, by and among Alcentra Capital Corporation, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent, arranger, and bookrunner.(3)

10.2	Amended and Restated Guarantee, Pledge and Security Agreement, dates as of September 21, 2018, by and among Alcentra Capital Corporation, as borrower, the subsidiary guarantors party thereto, ING Capital LLC, as revolving administrative agent, and ING Capital LLC, as collateral agent.(3)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-194521) filed with the SEC on March 12, 2014.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-01064) filed with the SEC on March 14, 2018.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 814-01064) filed with the SEC on September 21, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2018

By:	/s/ Vijay Rajguru
Name: Vijay Rajguru
Title: Chief Executive Officer

By:	/s/ Ellida McMillan
Name: Ellida McMillan
Title: Chief Financial Officer, Chief Operating Officer, Secretary, and Treasurer