Form 10-K
period 2018-12-31
Alcentra Capital Corp
filed 2019-03-12
CIK 1578620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of  “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure that all executive officers, directors and 10% or more stockholders of the registrant are “affiliates”) as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $86,449,946 based upon the $6.39 closing price of the registrant’s common stock reported for such date on the Nasdaq Global Select Market.
There were 12,875,566 shares of the Registrant’s common stock outstanding as of March 8, 2019.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

ALCENTRA CAPITAL CORPORATION

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2018
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
We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended, or the “JOBS Act.” We expect to remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the date of our initial public offering, or December 31, 2019. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.
We provide customized debt and equity financing solutions primarily to middle-market companies, which we define as companies having annual earnings, before interest, taxes, depreciation and amortization, or EBITDA, of between $15 million and $75 million although we may make investments in larger or smaller companies and other types of investments. Our investments typically range in size from $5 million to $25 million.
Our Adviser has a history of investing in companies that seek capital to use for leveraged buyouts, acquisitions, recapitalizations and growth initiatives. Our targeted industry sectors are: healthcare and pharmaceutical services; defense, aerospace, and government services; business and outsourced services as these sectors have generally exhibited faster growth relative to the overall economy. We may also make investments in portfolio companies that do not possess these characteristics or are outside of these industry sectors where we believe there are opportunities to prudently deploy capital.
Our investment activities are managed by our Adviser pursuant to the terms of an investment advisory and management agreement, which we refer to as the Investment Advisory Agreement. We expect to source investments through the extensive network of relationships that our Adviser’s principals have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.
Portfolio Composition
We originate and invest primarily in middle-market companies (typically those with $15 million up to $75 million of EBITDA) through first lien, second lien, unitranche and, to a lesser extent given the current credit environment, mezzanine debt.
As of December 31, 2018, we had $234.8 million (at fair value) invested in 30 portfolio companies. Our portfolio included approximately 71.6% of first lien debt, 18.1% of second lien debt, 0.5% of mezzanine debt, 0.7% of CLO investments, and 9.0% of equity investments at fair value. At December 31, 2018, our average portfolio company investment at amortized cost and fair value was approximately $8.7 million and $6.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $22.7 million and $22.9 million, respectively. At December 31, 2018, 86.9% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 13.1% bore interest at fixed rates. We intend to continue to re-balance our portfolio going forward with more investments in senior secured floating rate loans.

The weighted average yield on all of our debt investments as of December 31, 2018 was approximately 11.0%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio. The weighted average yield was computed using the effective interest rates for all of our debt investments and is computed including cash and payment in kind, or PIK interest, as well as accretion of original issue discount. As a result, the weighted average yield figure set forth above does not represent the cash interest payments we received on our debt investments during the period noted above. In this regard, the weighted average cash yield on all of our debt investments as of December 31, 2018 was approximately 11.0%. These yields do not include the dividends, including PIK dividends, received on our preferred equity investments. PIK dividends on preferred equity functions in much the same way as PIK interest on debt investments in that it is paid in the form of additional preferred securities and not cash. There can be no assurance that the weighted average yield and the weighted average cash yield will remain at their current levels.
The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies are not rated by any rating agency. If such investments were rated, we believe that they would likely receive a below-investment grade rating from a nationally recognized statistical rating organization, which is often referred to as “high-yield” and “junk.” Exposure to below-investment grade securities involves certain risks, and those securities are viewed as having predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, a substantial portion of our investment portfolio consists of debt investments for which issuers are not required to make principal payments until the maturity of the loans, which may result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. As of December 31, 2018, approximately 3% of the income we received from our portfolio companies was in the form of non-cash income, such as PIK interest. Since PIK interest involves us recognizing income without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement applicable to RICs. Our failure to meet the annual distribution requirements could reduce the amounts available for distributions. In addition, the PIK feature of our mezzanine debt and preferred equity investments increases our credit risk exposure over the life of the investments given that it increases the amounts that our portfolio companies will ultimately be required to pay us.
Organizational Structure
The following chart shows the ownership structure and various entities affiliated with us and our Adviser as of December 31, 2018.

(1)
The Bank of New York Mellon Corporation indirectly holds 100% voting interest and the majority ownership interest of Alcentra NY.

(2)
For tax purposes, certain equity investments purchased by us are held by a wholly-owned subsidiary of ours.

Our Adviser
Our investment activities are managed by Alcentra NY, LLC (“Alcentra NY”), our investment adviser. Alcentra NY, together with certain of its affiliated companies (the “Alcentra Group”), is an asset management platform focused on below-investment grade credit, often referred to as “high-yield” and “junk.” Alcentra Group has offices in London, New York and Boston and representatives in Singapore and Hong Kong. Alcentra Group manages more than 75 investment vehicles and accounts totaling more than $37.0 billion in assets.
Our Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
The Investment Committee is currently comprised of Vijay Rajguru, Suhail A. Shaikh and Peter Glaser. See “Item 9B. Other Information” for information relating to the positions of Messrs. Rajguru, Shaikh and Glaser at the Company. Members of the Investment Committee together with other investment professionals of our Adviser, collectively have substantial experience investing and lending across changing market cycles.
Our Adviser combines credit analysis, structuring capability and transaction experience within the larger credit investment platform of the Alcentra Group. See “Item 1. Business — General — Alcentra Group and BNY Mellon.”
We have entered into an Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”) with our Adviser pursuant to which we pay a base management fee and incentive fees to our Adviser for its services under the agreement. See “Item 1. Business — Investment Advisory Agreement.”
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
Alcentra Group and BNY Mellon
The Alcentra Group was formed in 2002 through the merger of two asset management divisions from Barclays Bank Plc in the United Kingdom and Imperial Credit Industries, Inc. In January 2006, Alcentra Group was purchased by BNY Mellon. As an indirect, wholly-owned subsidiary of Bank of New York Mellon Corporation, which we refer to as BNY Mellon, the Alcentra Group manages approximately $37.0 billion in below-investment grade debt assets across more than 75 investment vehicles and funds. The Alcentra Group collectively employed 168 investment professionals as of December 31, 2018. Alcentra Group is the specialist below-investment grade debt manager within BNY Mellon’s group of asset management boutiques.
BNY Mellon is one of the largest bank holding companies in the U.S. with a market capitalization of approximately $45.2 billion and is also one of the largest securities servicing organizations with $33.1 trillion of assets under custody and administration and boasts a global platform across 35 countries as of December 31, 2018. BNY Mellon is a substantial player in asset management with approximately $1.7 trillion of assets under management as of December 31, 2018.
Business Strategy
Our investment objective is to generate both current income and to a lesser extent capital appreciation primarily by making direct investments in middle-market companies in the form of first lien, second lien and unitranche debt investments. The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies will not be rated by any rating agency. If such investments were rated, we believe that they would likely receive a rating below-investment grade, which is often referred to as “high-yield” and “junk.” While our primary investment focus is to make loans to privately-held middle-market companies, we may also make investments in larger or smaller companies.
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
Flexible Financing Solutions.   We offer a variety of financing structures and have the flexibility to structure our investments to meet the custom needs of our portfolio companies, including among investment types and investment terms. We believe our ability to offer a variety of financing arrangements makes us an attractive partner to middle-market companies.
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
Access to the Alcentra Group Platform.   We seek to utilize the resources of the Alcentra Group platform across all aspects of its operations, benefiting from the Alcentra Group’s investment professionals, who in addition to their credit expertise, possess deep industry expertise. As of December 31, 2018, the Alcentra Group employed 30 analysts that closely followed 23 industries.
Investment Guidelines for Evaluating Investment Opportunities
We believe that investing in debt investments provides several potential benefits, including:
•
current income;

•
priority in the portfolio company’s capital structure over equity holders;

•
significant equity sponsorship by well-regarded private equity sponsors;

•
creditor protections; and

•
multiple exit strategies.

We use the following guidelines in evaluating investment opportunities. However, not all of these guidelines have been, or will be, met in connection with each of our investments.
Current Income.   Debt investments contractually provide either a fixed or variable coupon payable on a monthly or quarterly basis. We seek to invest in debt securities that generate interest rate coupons of between 7 – 10% and seek to minimize PIK interest.

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
Private Funds.   We will invest no more than 15% of our net assets in entities which would be required to be registered as an investment company under the 1940 Act but for the exemptions in Section 3(c)(1) or 3(c)(7) thereunder (“Private Investment Companies”). Private Investment Companies include hedge funds and private equity funds. In addition, we will limit our investment in privately offered pooled investment vehicles (“Private Funds”) which include private real estate investment trusts, private oil and gas funds, private commodity pools, private real estate funds as well as Private Investment Companies, to no more than 35% of our net assets, subject to the overall limit of investing no more than 15% of our net assets in Private Investment Companies. If we change this policy and determine to invest more than 15% of our net assets in Private Investment Companies or more than 35% of our net assets in Private Funds, we have agreed with the SEC staff to only do so after we have filed, and the SEC has declared effective, a new registration statement or a post-effective amendment to our registration statement.
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
Typically, after completing a preliminary analysis of the target’s information, our Adviser will decide whether to “Phase I” the deal for the Investment Committee. A Phase I consists of a situation overview, a company overview, key investment considerations, investment risks, information on the management team, financial data, a financial model and investment return information. If the Phase I memorandum is approved by our Adviser’s Investment Committee, our Adviser will proceed with extensive due diligence and prepare a “Phase II” memorandum that is the basis for receiving a formal approval from our Adviser’s Investment Committee (majority approval from Investment Committee required). At least two investment professionals of our Adviser will conduct the due diligence on the target company. Updates are provided to the Investment Committee as to any material changes in the transaction, investment thesis, or any other relevant deal point, ensuring decisions are made utilizing the most current information.
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
A readily available market value is not expected to exist for substantially all of the investments in our portfolio, and we will value these portfolio investments at fair value as determined in good faith by our board of directors under our valuation policy and a consistently applied valuation process, and in consultation with our Adviser, the valuation committee of our board of directors and, in some cases, an independent valuation firm. The types of factors that our board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, and other relevant factors.

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

•
preliminary valuation conclusions will then be documented and discussed with the Adviser’s Investment Committee;

•
independent valuation firms engaged by the valuation committee of the board of directors prepare preliminary valuations on a select portion of our investment portfolio on a quarterly basis (and each portfolio position on at least an annual basis) and submit the reports to the board of directors; and

•
the valuation committee of the board of directors then reviews these preliminary valuations and makes a recommendation to the board of directors with respect thereto; and

•
the board of directors then discusses the valuations and approves the fair value of each such investment in good faith, based on the input of the Adviser, the independent valuation firms and the valuation committee.

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
Policies and Procedures for Managing Conflicts; Co-investment Opportunities
The 1940 Act prohibits us from making certain negotiated co-investments with affiliates unless we receive an order from the SEC permitting us to do so. On December 30, 2015, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with certain other funds managed by the Adviser or certain of its affiliates, subject to compliance with certain conditions. Under the terms of the order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including, but not limited to, (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching with respect to us or our stockholders on the part of any person concerned and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current objectives and strategies. On March 27, 2018, the SEC granted us relief sought in a new exemptive application that further expands our ability to co-invest in portfolio companies with certain other funds managed by our Adviser or certain of its affiliates, subject to compliance with certain conditions. The new exemptive relief is substantially similar to the exemptive relief from the SEC we received on December 30, 2015, except that it also permits us to co-invest in negotiated transactions with certain funds to which our Adviser serves as sub-adviser. We intend to co-invest with certain of our affiliates, subject to the conditions included in the March 2018 SEC order for exemptive relief. If we and an affiliate are unable to rely on the exemptive order to complete a transaction together, then our Adviser will determine which entity will proceed with the investment.
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

•
provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds;

•
provides, on our behalf, significant managerial assistance to any of our portfolio companies that have requested such assistance; and

•
provides us with office facilities, equipment, clerical, bookkeeping and record keeping services at such office facilities and such other services as the Adviser, subject to review by our board of directors, shall from time to time determine to be necessary or useful to our operations.

Pursuant to the Investment Advisory Agreement, we have agreed to pay our Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders.
Management Fee
The base management fee is calculated at an annual rate as follows: 1.5% of our gross assets (i.e., total assets held before deduction of any liabilities), including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such as investments in U.S. Treasury Bills), if our gross assets are less than or equal to $625,000,000; 1.4% if our gross assets are greater than or equal to $625,000,001 but less than or equal to $750,000,000; and 1.25% if our gross assets are greater than or equal to $750,000,001. These various management fee percentages (i.e. 1.5%, 1.4% and 1.25%) would apply to our entire gross assets in the event our gross assets exceed the various gross asset thresholds.
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
The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for our then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (such as PIK interest or OID) is paid to the Adviser, together with interest thereon from the date of deferral to the date of payment, only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such accounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possible elimination of the incentive fees for such quarter. There is no accumulation of amounts on the hurdle rate from quarter to quarter, and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle, and there is no delay of payment if prior quarters are below the quarterly hurdle. The Adviser has agreed to permanently waive any interest accrued on the portion of the incentive fee attributable to deferred interest (such as PIK interest or OID).
Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss, subject to the total return requirement and deferral of non-cash amounts. For example, if we receive pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate or preferred return, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the base management fee. These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.
The following is a graphical representation of the calculation of the income-related portion of the incentive fee:
Quarterly Incentive Fee Based on Net Investment Income
Pre-incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)
Percentage of Pre-incentive Fee Net Investment Income
Allocated to Income-Related Portion of Incentive Fee
The capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.
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

•
the cost of effecting sales and repurchases of shares of our common stock and other securities;

•
management and incentive fees payable pursuant to the Investment Advisory Agreement;

•
fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•
transfer agent and custodial fees;

•
fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);

•
federal and state registration fees;

•
any exchange listing fees;

•
federal, state and local taxes;

•
independent directors’ fees and expenses;

•
brokerage commissions;

•
costs of proxy statements, stockholders’ reports and notices;

•
costs of preparing government filings, including periodic and current reports with the SEC;

•
fidelity bond, liability insurance and other insurance premiums; and

•
printing, mailing, independent accountants and outside legal costs and all other direct expenses incurred by either our Adviser or us in connection with administering our business.

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
Duration and Termination
The initial investment advisory agreement between the Company and our Adviser was approved by our board of directors on March 6, 2014 and became effective on May 5, 2014. On May 4, 2018, at an in-person meeting, our board of directors, including a majority of the directors who were not “interested persons,” as defined in the 1940 Act, of the Company or our Adviser, approved the Amended and Restated Investment Advisory Agreement for a one-year term through May 5, 2019. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons” of the Company Under Section 2(a)(19) of the 1940 Act. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by our Adviser and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Amended and Restated Investment Advisory Agreement without penalty upon 60 days’ written notice.
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

Board Approval of the Investment Advisory Agreement
At an in-person meeting of the board of directors held on May 4, 2018, the board of directors approved the Amended and Restated Investment Advisory Agreement for a one-year term through May 5, 2019.
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
Payments under the administration agreement equal a fixed annual fee of  $130,000 and 9bps of our net managed assets plus incidental charges, paid in monthly installments in arrears, along with additional fees and expenses as incurred each month. Under the Administration Agreement, we reimburse State Street for out-of-pocket expenses incurred on our behalf for services, as well as direct pass-through vendor fees incurred on our behalf.

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
We may not acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these current limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company or business development company, invest more than 5% of the value of our total assets in the securities of one registered investment company or business development company or invest more than 10% of the value of our total assets in the securities of registered investment companies or business development companies. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.
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
Managerial Assistance to Portfolio Companies
In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above in Qualifying Assets categories (1), (4) or (5) above. Business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our Adviser will provide such managerial assistance on our behalf to portfolio companies that request this assistance.
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
Senior Securities
The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. On May 4, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the applicability of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, effective on May 4, 2019, our asset coverage requirement applicable to senior securities will be reduced from 200% to 150%, and the risks associated with an investment in us may increase. Thus, effective as of May 4, 2019, we will be permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance.
In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We consolidate our financial results with all of our wholly owned subsidiaries for financial reporting purposes and measure our compliance with the leverage test applicable to BDCs under the 1940 Act on a consolidated basis. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”
Codes of Ethics
We and our Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with such code’s requirements. The code of ethics is available free of charge on the EDGAR Database on the SEC’s website at www.sec.gov and on the Company’s website at www.alcentracapital.com.
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
We are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. BDCs are generally prohibited from engaging in “joint transactions” with entities that are managed by the BDC’s investment adviser or an affiliate thereof. On December 30, 2015, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with certain other funds managed by the Adviser or certain of its affiliates, subject to compliance with certain conditions. On March 27, 2018, the SEC granted us relief sought in a new exemptive application that further expands our ability to co-invest in portfolio companies with certain other funds managed by our Adviser or certain of its affiliates, subject to compliance with certain conditions. The new exemptive relief is substantially similar to the exemptive relief from the SEC we received on December 30, 2015, except that it also permits us to co-invest in negotiated transactions with certain funds to which our Adviser serves as sub-adviser. Under the terms of the order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including, but not limited to, (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching with respect to us or our stockholders on the part of any person concerned and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current objectives and strategies. We intend to co-invest, subject to the conditions included in the order and, upon its issuance, the new order.

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
Compliance with the JOBS Act
We are an emerging growth company as defined in the JOBS Act and we have taken and will continue to be able to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We expect to remain an emerging growth company until the earliest of:
•
the last day of our fiscal year following the fifth anniversary of the date of our initial public offering, or December 31, 2019;

•
the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion;

•
the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•
the date on which we qualify as a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates equals $700 million or more as of the last business day of our most recently completed second fiscal quarter.

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

•
pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
Available Information
Our address is 200 Park Avenue, 7th Floor, New York, New York 10166. Our phone number is (212) 922-8240 and our internet website is at www.alcentracapital.com. We make available free of charge on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practical after we electronically file such material with, or furnish to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

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
The Investment Committee is currently comprised of Vijay Rajguru, our Chief Executive Officer, Suhail A. Shaikh and Peter Glaser, Co-Heads of U.S. Direct Lending. The loss of any member of our Investment Committee would limit our ability to achieve our Adviser’s investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Certain of our executive officers and directors, and members of the Investment Committee of our Adviser, serve or may serve as officers, directors or principals of other entities and affiliates of our Adviser and investment funds managed by our Adviser or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Members of our Adviser’s Investment Committee may have significant responsibilities for other funds. Similarly, although the professional staff of our Adviser will devote as much time to the management of the Company as appropriate to enable our Adviser to perform its duties in accordance with the Investment Advisory Agreement, the investment professionals of our Adviser may have conflicts in allocating their time and services among the Company, on the one hand, and investment vehicles managed by our Adviser or one or more of its affiliates, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our Adviser and its officers and employees will not be devoted exclusively to the business of the Company but will instead be allocated between the business of the Company and the management of these other investment vehicles.
In addition, certain funds may have investment objectives that compete or overlap with, and may from time to time invest in asset classes similar to those targeted by, us. Consequently, we, on the one hand, and these other entities, on the other hand, may from time to time pursue the same or similar capital and investment opportunities. Our Adviser endeavors to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to us. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with our Adviser. In addition, there may be conflicts in the allocation of investments among us and the funds managed by investment managers affiliated with our Adviser or one or more of our controlled affiliates or among the funds they manage, including investments made pursuant to the co-investment exemptive relief granted to us by the SEC. Further, such other Alcentra NY-managed funds may hold positions in portfolio companies in which we have also invested. Such investments may raise potential conflicts of interest between us and such other Alcentra NY-managed funds, particularly if we and such other Alcentra NY-managed funds invest in different classes or types of securities or investments of the same underlying portfolio company. In that regard, actions may be taken by such other Alcentra NY-managed funds that are adverse to our interests, including, but not limited to, during a restructuring, bankruptcy or other insolvency proceeding or similar matter occurring at the underlying portfolio company.
We pay the Adviser an annual base management fee based on our gross assets as well as an incentive fee based on the Adviser’s performance. Our Adviser’s base management fee is based on a percentage of our gross assets (other than cash or cash equivalents but including assets purchased with borrowed funds and other forms of leverage) and, consequently, our Adviser may have conflicts of interest in connection with decisions that could affect our total assets, such as decisions as to whether to incur indebtedness or to make future investments.
Our Investment Advisory Agreement renews for successive annual periods if approved by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. However, both we and our Adviser have the right to terminate the agreement without penalty upon 60 days’ written notice to the other party. Moreover, conflicts of interest may arise if our Adviser seeks to change the terms of our Investment Advisory Agreement, including, for example, the terms for compensation to the Adviser. While any material change to the Investment Advisory Agreement must be submitted to stockholders for approval under the 1940 Act, we may from time to time decide it is appropriate to seek stockholder approval to change the terms of the agreement.

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
Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and again could materially and adversely affect debt and equity capital markets in the United States and around the world and could have a negative impact on our business and operations.
The U.S. and global capital markets have in the past and may in the future experience periods of extreme volatility and disruption during economic downturns and recessions. Increases to budget deficits or direct and contingent sovereign debt, may create concerns about the ability of certain nations to service their sovereign debt obligations, and risks resulting from any such debt crisis in Europe, the United States or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, and the implications of the United Kingdom’s pending withdrawal from the European Union are unclear at present. Market and economic disruptions, which may be caused by political trends and government actions in the United States or elsewhere, have in the past and may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies and the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, such disruptions have resulted in, and may in the future result, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again and may materially worsen in the future, including as a result of U.S. government shutdowns or further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We have previously attempted to issue additional shares of our common stock at a price less than net asset value, however, our stockholders did not approve such issuance.
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
Given the extreme volatility and dislocation that the capital markets have historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption or instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of the loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, significant changes in the capital markets, including the extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so, and we may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments in the current or future market environment.
Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.
We are subject to risks associated with the current interest rate environment and, to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
Since the economic downturn that began in mid-2007, interest rates have remained comparatively low. Because longer-term inflationary pressure is likely to result from the U.S. government’s fiscal policies and challenges during this time, we will likely experience rising interest rates, rather than falling rates, and have experienced increases to LIBOR in 2018 and 2019. In addition, the Federal Reserve has raised the federal funds rate multiple times in recent quarters and has announced its intention to continue to raise the federal funds rate over time.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, the majority of our debt investments and our borrowings under the senior secured revolving credit facility with ING Capital LLC (as amended from time to time, the “Credit Facility”), have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income, in particular with respect to increases from current levels to the level of the interest rate floors on certain investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the majority of amounts we have borrowed are floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
A rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments, which may result in an increase of the amount of incentive fees payable to the Adviser. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The Tax Cuts and Jobs Act makes changes to the Internal Revenue Code, including significant changes to, among other things, the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, our subsidiaries or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
The fee structure under the Investment Advisory Agreement may induce the Adviser to pursue speculative investments and incur leverage, which may not be in the best interests of our stockholders.
The base management fee will be payable to the Adviser under the Investment Advisory Agreement even if the value of your investment declines. The base management fee is calculated based on our gross assets, including assets purchased with borrowed funds or other forms of leverage (but excluding cash or cash equivalents). Accordingly, the base management fee is be payable regardless of whether the value of our gross assets and/or your investment has decreased during the then-current quarter and creates an incentive for the Adviser to incur leverage, which may not be consistent with our stockholders’ interests.
The incentive fee based on income payable to the Adviser is calculated based on a percentage of our return on invested capital. The incentive fee based on income payable to the Adviser may create an incentive for the Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement. Unlike the base management fee, the incentive fee based on income is payable only if the hurdle rate is achieved. Because the portfolio earns investment income on gross assets while the hurdle rate is based on invested capital, and because the use of leverage increases gross assets without any corresponding increase in invested capital, the Adviser may be incentivized to incur leverage to grow the portfolio, which will tend to enhance returns where our portfolio has positive returns and increase the chances that such hurdle rate is achieved. Conversely, the use of leverage may increase losses where our portfolio has negative returns, which would impair the value of our common stock.
In addition, the Adviser receives the incentive fee based on capital gains based, in part, upon net capital gains realized on our investments. Unlike the incentive fee based on income, there is no hurdle rate applicable to the incentive fee based on capital gains. As a result, the Adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which may not be in the best interests of our stockholders and could result in higher investment losses, particularly during economic downturns.
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
We will need additional capital to either sustain our current activities and/or fund new investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such capital. Unfavorable economic or capital market conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of capital could limit our ability to operate or grow. In addition, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our qualification as a RIC. As a result, these earnings will not be available to fund new or follow-on investments to protect our principal in existing portfolio companies. An inability on our part to access the capital markets successfully could limit our ability to operate or grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our securities.
In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our independent directors. We do not currently have stockholder approval to sell shares below net asset value and may not be able to obtain such approval in the future. Our common stock has consistently traded below net asset value since our IPO on May 8, 2014 except for brief periods of time. As of December 31, 2018, our net asset value per share was $11.10. The last reported sale price of a share of our common stock on the NASDAQ Global Select Market on March 8, 2019 was $7.64. We cannot predict whether our common stock will trade at, above or below net asset value.
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
We have incurred indebtedness under the Credit Facility, and through the issuance of the debt securities, which we refer to as the InterNotes. We may in the future issue additional debt securities or preferred stock and/or borrow additional money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act.
BDCs are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the SBCAA amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the date after such stockholder approval. On May 4, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the applicability of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, effective on May 4, 2019, our asset coverage requirement applicable to senior securities will be reduced from 200% to 150%, and the risks associated with an investment in us may increase. If the value of our assets declines, we may be unable to satisfy the then-applicable asset coverage test. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
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
As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200% until May 4, 2019 and 150% thereafter, subject to certain disclosure requirements. This requirement limits the amount that we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.
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
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with contractual PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we have elected to amortize market discounts and include such amount, if any, in our annual taxable income, instead of upon disposition, as electing not to do so potentially could limit our ability to deduct interest expenses for U.S. federal income tax purposes.
Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
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

•
Responding to actions by activist stockholders can disrupt our operations and divert the attention of our management and employees away from their regular duties and the pursuit of our business strategies, which could materially and adversely affect our business, operating results and financial condition.

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

•
Pursuit of an activist stockholder’s agenda may jeopardize our ability to meet the diversification requirements necessary to qualify for tax treatment as a RIC for U.S. federal income tax purposes; failure to qualify for tax treatment as a RIC would render our taxable income subject to corporate-level U.S. federal income taxes.

•
Pursuit of an activist stockholder’s agenda may cause our non-compliance with leverage covenants under the Credit Facility or the terms of the indenture under which the InterNotes are issued, which could have an adverse effect on our operating results and financial condition.

A currently pending proxy contest could cause us to incur substantial costs.
On January 24, 2019, Stillwell Value LLC and affiliated entities announced their intention to nominate two candidates (and one alternate) for election to our board of directors at our 2019 Annual Meeting of Stockholders. As a result of this pending proxy contest, or if other activist stockholder activities ensue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be disruptive, costly and time-consuming. We may incur significant expenses by retaining the services of various professionals to advise us on this matter which may negatively impact our financial results.
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
In addition, under the Credit Facility we are subject to limitations as to how borrowed funds may be used, which include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. In addition, the Credit Facility was recently amended on September 21, 2018 to modify certain covenants, including that we maintain a minimum asset coverage ratio of 2.00 to 1, a minimum interest coverage ratio of 2.00 to 1 as of the last day of any fiscal quarter, and a minimum value of stockholders’ equity, violations of which would result in an event of default. An event of default under the Credit Facility or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the Credit Facility or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.
If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing according to our current business strategy.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business —  Regulation — Qualifying Assets.”
We may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we have not invested a sufficient portion of our assets in qualifying assets at the time of a proposed investment, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forego attractive investment opportunities. Similarly, specific rules under the 1940 Act could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
On December 30, 2015, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with certain other funds managed by the Adviser or its affiliates, subject to compliance with certain conditions. On March 27, 2018, the SEC granted us relief sought in a new exemptive application that further expands our ability to co-invest in portfolio companies with certain other funds managed by our Adviser or certain of its affiliates, subject to compliance with certain conditions. The new exemptive relief is substantially similar to the exemptive relief from the SEC we received on December 30, 2015, except that it also permits us to co-invest in negotiated transactions with certain funds to which our Adviser serves as sub-adviser. We intend to co-invest with certain of our affiliates, subject to the conditions included in the March 2018 SEC order for exemptive relief. See, “Regulation — Other.”
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
We currently are, and expect to remain for so long as we satisfy the applicable standards under the JOBS Act, an “emerging growth company” as defined in the JOBS Act. We expect to remain an emerging growth company until the earlier of  (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO, (ii) in which we have total annual gross revenue of at least $1.7 billion, or (iii) in which we are deemed to be a large accelerated filer, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We expect to cease to qualify as an emerging growth company upon the last day of our fiscal year following the fifth anniversary of the date of our initial public offering, or December 31, 2019; however, we currently remain eligible to comply with the less rigorous disclosure and other requirements applicable to emerging growth companies under the federal securities laws. For as long as we remain an emerging growth company we may take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our common stock less attractive, which could reduce the market value of our shares and our share price may be more volatile. For example, while we are an emerging growth company within the meaning of the Exchange Act, we may take advantage of exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
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
Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the market price of our securities. Nevertheless, any such changes could adversely affect our business and impair our ability to make principal and interest payments on the InterNotes and negatively impact our ability to pay you distributions and cause you to lose all or part of your investment.
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
We face cyber-security risks.
Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems and the information systems of our Adviser and other third party service providers are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations and negatively affect the market price of our securities and our ability to pay dividends. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Adviser and other third party service providers.

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
Investing in lower middle and middle-market companies involves a number of significant risks, including:
•
these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment, as well as a corresponding decrease in the value of the equity components of our investments;

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

•
they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies;

•
they generally have less publicly available information about their businesses, operations and financial condition. We rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose all or part of our investment;

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
Economic recessions or downturns could impair us or our portfolio companies and defaults by our portfolio companies will harm our operating results.
During economic recessions or downturns, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as calculated in accordance with the 1940 Act, must equal at least 200% until May 4, 2019 and 150% thereafter, subject to certain disclosure requirements, immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.
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
There has been on-going discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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
Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity investments and subordinate all or a portion of our claim to that of other creditors. This could occur regardless of how we may have structured our investment. In addition, we cannot assure you that a bankruptcy court would not take actions contrary to our interests.
The lack of liquidity in our investments may adversely affect our business.
All of our assets may be invested in illiquid loans and securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Also, as noted above, we may be limited or prohibited in our ability to sell or otherwise exit certain positions in our initial portfolio as such a transaction could be considered a joint transaction prohibited by the 1940 Act. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.
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
We have historically invested and may continue to invest in second lien and subordinated loans issued by our portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the loans in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the loans in which we invest. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event of and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, a portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with loans in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
Our investment strategy contemplates potential investments in securities of non-U.S. companies to the extent permissible under the 1940 Act. See “Business — Regulation — Qualifying Assets” for a discussion of our ability, as a BDC, to invest in securities of non-U.S. companies. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.
Our investments that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.
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
The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the Commodity Futures Trading Commission (the “CFTC”).
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
We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In particular, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This tax legislation lowers the general corporate income tax rate from 35 percent to 21 percent, makes changes regarding the use of net operating losses, repeals the corporate alternative minimum tax and makes significant changes with respect to the U.S. international tax rules. The legislation requires certain holders including us to recognize income for tax purposes no later than when recognized for financial reporting, and limits the amount or value of interest deductions of borrowers and in that way may potentially affect the loan market and our and our portfolio companies’ use of leverage. For individual taxpayers, the legislation reduces the maximum individual income tax rate and eliminates the deductibility of miscellaneous itemized deductions for taxable years 2018 through 2025. The impact of this new legislation is uncertain.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

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
One of our key industry sectors for investment is healthcare and pharmaceutical services. Our investments in portfolio companies that operate in this sector are subject to certain significant risks particular to that industry. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. Additionally, because of the continued uncertainty surrounding the healthcare industry under the current U.S. presidential administration, including the potential for further legal challenges or repeal of existing legislation, we cannot quantify or predict with any certainty the likely impact on our portfolio companies, our business model, prospects, financial condition or results of operations. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation on certain of our portfolio companies, our business model, prospects, financial condition or results of operations. Any of these factors could materially adversely affect the operations of a portfolio company in this industry sector and, in turn, impair our ability to timely collect principal and interest payments owed to us.
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
Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock will trade at, above or below net asset value. As of December 31, 2018, our net asset value per share was $11.13. The last reported sale price of a share of our common stock on the NASDAQ Global Select Market on March 8, 2019 was $7.64. If our common stock trades below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of a majority of our stockholders (including a majority of our unaffiliated stockholders) and our independent directors for such issuance.
Investing in our shares of common stock may involve an above average degree of risk.
The investments we make in accordance with our investment objectives may result in a higher amount of risk and volatility than alternative investment options or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and therefore, an investment in our shares of common stock may not be suitable for someone with lower risk tolerance.
Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan and participating stockholders can experience dilution in the value of their shares if we distribute shares through our dividend reinvestment plan at a price below the then current net asset value.
All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan may be reinvested in newly-issued shares of our common stock. As a result, our stockholders that opt out of our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time. In addition, we may distribute shares through our dividend reinvestment plan at a price that is below the then current net asset value, which would result in dilution of the value of the shares held by stockholders who participate in our dividend reinvestment plan.

The market price of our common stock may fluctuate significantly.
The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•
price and volume fluctuations in the overall stock market from time to time;

•
investor demand for our shares;

•
significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•
changes in regulatory policies or tax guidelines with respect to RICs or BDCs;

•
failure to qualify as a RIC, or the loss of RIC status;

•
changes in earnings or variations in operating results;

•
changes in prevailing interest rates;

•
any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•
changes, or perceived changes, in the value of our portfolio investments;

•
departures of our Adviser’s key personnel;

•
actions of activist stockholders and responses from our board of directors and management;

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
In December 2018, pursuant to authorization from our board of directors, we adopted a discretionary open-market share repurchase program under which we may repurchase up to the lesser of  (i) 5% of the amount of shares of our common stock in the open market outstanding as of December 10, 2018 and (ii) $10.0 million in aggregate amount of our common stock. The timing, manner, price and amount of any stock repurchases will be determined by our board of directors and our management, in their discretion, based upon the evaluation of economic conditions, stock price, the timing of open trading windows, the availability of adequate funds, liquidity requirements, contractual restrictions, applicable legal and regulatory requirements and other factors.
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

We incur significant costs as a result of being a publicly traded company.
As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC and the listing standards of the NASDAQ Stock Market LLC.
Risks Relating to the InterNotes
The InterNotes are unsecured and therefore are effectively subordinated to the secured indebtedness we have outstanding and may incur in the future.
The InterNotes are not secured by any of our assets and will not be secured by any of the assets of any future subsidiaries and will rank equally in right of payment of our future structurally subordinated, unsecured senior indebtedness. As a result, the InterNotes are subordinated to any secured indebtedness we or our subsidiaries have currently outstanding and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of any future subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the InterNotes. As of December 31, 2018 we had $28.5 million outstanding under the Credit Facility. The indebtedness under the Credit Facility is effectively senior to the InterNotes to the extent of the value of the assets securing such indebtedness.
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
The indenture under which the InterNotes are issued offers limited protection to holders of the InterNotes. The terms of the indenture and the InterNotes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the InterNotes. In particular, the terms of the indenture and the InterNotes will not place any restrictions on our or our subsidiaries’ ability to:
•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the InterNotes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the InterNotes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the InterNotes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or that would be senior to our equity interests in those entities and therefore rank structurally senior to the InterNotes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation at a time when our asset coverage, as defined in the 1940 Act, is below 200% up to May 4, 2019 and 150% thereafter, subject to certain disclosure requirements, after incurring such indebtedness or obligation, but giving effect, in each case, to any exemptive relief granted to us by the SEC;

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
As of December 31, 2018, we had approximately $28.5 million of indebtedness outstanding under the Credit Facility. Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the InterNotes and substantially decrease the market value of the InterNotes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Credit Facility), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the InterNotes and our other debt and to fund other liquidity needs.
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
As of March 7, 2019, we had 19 shareholders of record.
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
To qualify for RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to the extended due date of the final tax return related to the year which generated such taxable income. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
We have adopted an “opt out” dividend reinvestment plan, or “DRIP,” for our common stockholders. As a result, if we make cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.
Sales of Unregistered Securities
During the year ended December 31, 2018, we issued a total of 47,123 shares of our common stock under the DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under the DRIP during 2018 was approximately $325,001 million.
Purchases of Equity Securities
Issuer Purchases of Equity Securities(1)
Information relating to the Company’s purchases of its common stock during the three months ended December 31, 2018 is as follows:
Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program(4)
October 1 – October 31, 2018	—	—	—	—
November 1 – November 30, 2018	—	—	—	—
December 1 – December 31, 2018	485,939	$6.62	411,939	$7,292,187

(1)
On November 5, 2018, our board of directors authorized a $10.0 million discretionary open-market share repurchase program under which we may repurchase shares of our common stock in the open market until the approved dollar amount has been used to repurchase shares. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. Pursuant to the board authorization, we adopted a trading plan on December 10, 2018, for the purpose of repurchasing shares of its common stock in the open market (the “Plan”). Under the Plan, we may repurchase up to the lesser of  (1) 5.0% of the amount of shares of our common stock outstanding as of the date of the Plan, December 10, 2018 and (2) $10.0 million in aggregate amount of our common stock. During the three months ended December 31, 2018, we repurchased 411,939 shares of our common stock for $2,718,111 under the Plan inclusive of commissions.
(2)
Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

(3)
Subsequent to period-end, through March 8, 2019, we repurchased an additional 229,729 shares of our common stock pursuant to the Plan at an average price of  $6.69 per share.

(4)
As of March 8, 2019, considering repurchases of our common stock subsequent to period-end, the dollar value of shares that may yet be purchased by us under the $10.0 million share repurchase program is approximately $5.7 million.

Stock Performance Graph
This graph compares the stockholder return on our common stock with that of the Wells Fargo BDC Index and a customized peer group of five companies that include: CM Finance Inc., Garrison Capital Inc., KCAP Financial, Inc., Capitala Finance Corp., OFS Capital Corp., and Whitehorse Finance Inc., from the period May 8, 2014 (inception) through December 31, 2018. The comparison assumes that a $100 was invested on May 8, 2014 in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Cumulative Total Return
Among Alcentra Capital Corporation, the Wells Fargo BDC Index, and a Peer Group
$130
$120
$110
$100
$90
$80
$70
$60
$50
05/09/14
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
Alcentra Capital Corporation
Wells Fargo BDC Index
Peer Group

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act.

Item 6.
Selected Financial Data

The following selected financial and other data is presented for the years ended December 31, 2018, 2017, 2016, 2015, the period from January 1, 2014 through May 7, 2014 and the period from May 8, 2014 through December 31, 2014, in thousands except for per share data. The following selected financial data has been derived from financial statements that were audited by KPMG LLP and should be read in conjunction with our financial statements and related notes thereto and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.
					Year ended December 31, 2014
	Alcentra Capital Corporation from January 1, 2018 through December 31, 2018	Alcentra Capital Corporation from January 1, 2017 through December 31, 2017	Alcentra Capital Corporation from January 1, 2016 through December 31, 2016	Alcentra Capital Corporation from January 1, 2015 through December 31, 2015	Alcentra Capital Corporation from May 8,* 2014 through December 31, 2014	BNY Mellon-Alcentra Mezzanine III, L.P. from January 1, 2014 through 7-May-14
Statement of operations data:
Total investment income	$28,967,980	$33,351,509	$40,602,599	$33,916,249	$16,166,214		$7,761,894
Total expenses, net of fee waiver	15,051,101	15,027,370	18,193,683	14,618,080	4,564,482		834,336
Net investment income	$13,916,879	$18,324,139	$22,408,916	$19,298,169	$11,601,732		$6,927,558
Net increase/(decrease) in net assets resulting from operations	$5,457,132	$(19,101,742)	$8,789,516	$12,611,774	$14,735,021		$9,954,110
Per share data:
Net investment income	$1.01	$1.32	$1.66	$1.43	$0.86	$	N.A.
Net increase in net assets resulting from operations	$0.40	$(1.37)	$0.65	$0.93	$1.09	$	N.A.
Dividends declared	$0.72	$1.30	$1.36	$1.36	$0.858	$	N.A.
Net asset value per share	$11.13	$11.09	$13.72	$14.43	$14.87	$	N.A.
Balance sheet data:
Total assets	$253,713,428	$310,326,150	$292,928,229	$307,495,807	$272,219,375		$175,925,784
Cash and cash equivalents	$11,049,499	$13,882,956	$3,891,606	$4,866,972	$10,022,617		$10,703,472
Total net assets	$145,737,532	$157,714,175	$184,524,591	$195,032,211	$200,989,308		$175,567,210
WA shares outstanding	13,721,109	13,928,869	13,496,128	13,516,766	13,516,766
Shares outstanding at period end	13,105,295	14,222,945	13,451,633	13,516,766	13,516,766

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
Overview
Alcentra Capital Corporation (the “Company”, “Alcentra”, “ACC”, “we”, “us” or “our”) was formed as a Maryland corporation in 2013 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Alcentra is managed by Alcentra NY, LLC (the “Adviser”, or “Alcentra NY”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). State Street Bank and Trust Company (“State Street”) provides us with financial reporting, post-trade compliance, and treasury services. In addition, for U.S. federal income tax purposes, Alcentra has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code.
BNY Mellon-Alcentra Mezzanine III, L.P. (the “Partnership” or “Fund III”) is a Delaware limited partnership, which commenced operations on May 14, 2010. The Partnership was formed for the purpose of seeking current income and long-term capital appreciation by making investments in senior debt securities, mezzanine debt securities, and common and preferred equity securities with equity rights or participations in U.S.-based middle-market companies. BNY Mellon-Alcentra Mezzanine III (GP), L.P. (the “General Partner”), a Delaware limited liability company, is the General Partner of the Partnership. BNY Mellon-Alcentra Mezzanine Partners (the “Manager”), a division of Alcentra NY, LLC (“Alcentra Group”) and an affiliate of the General Partner, manages the investment activities of the Partnership. Alcentra NY, LLC is a majority-owned, indirect subsidiary of The Bank of New York Mellon Corporation.
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
The Company’s investment objective is to generate both current income and, to a lesser extent, capital appreciation primarily by making direct investments in middle-market companies, which we define as companies having annual earnings, before interest, taxes, depreciation and amortization, or EBITDA of between $15 million and $75 million, although we may make investments in larger or smaller companies and other types of investments. These investments are in the form of first lien, second lien, unitranche debt and, to a lesser extent given the current credit environment, mezzanine debt. We expect to source investments primarily through the network of relationships that the principals of our investment adviser have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.
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
Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and the “Company” refer to Alcentra Capital Corporation and its consolidated subsidiaries.
Portfolio Composition, Investment Activity and Yield
Expanded Investment Strategy and Portfolio Composition and Diversification
We originate and invest primarily in middle-market companies (typically those with $15 million up to $75 million of EBITDA) through first lien, second lien, unitranche and, to a lesser extent given the current credit environment, mezzanine debt. Starting in June 2017, we expanded our investment strategy to include larger middle-market companies and investments that have more seniority in a portfolio company’s capital structure, a security interest in the company’s collateral, and floating rate exposure and generally have more propensity to withstand changes in the economy, capital markets or other factors affecting such portfolio company. This expansion is a reflection of the current conditions of the debt capital markets combined with the Adviser’s view that we are in the later stages of the credit cycle. We are also executing this portfolio rotation to focus on stabilizing net asset value per share and minimizing credit losses associated with our historic focus on unsecured mezzanine debt and equity investments. The rotation to having a larger percentage of our portfolio in the senior part of the capital structure provides added protections, rights and remedies in case of a downturn in the economy or specific company performance issues. The addition of collateral also enhances our creditor rights during a workout or bankruptcy proceeding relative to other unsecured creditors. Lastly, more floating rate debt investments, versus fixed rate mezzanine debt, should reduce our exposure to interest rate increases. We believe that these measures are in the best interests of our stockholders; however, these shifts will likely result in a decrease in the weighted average yield on our investment portfolio. Although we expect that these measures will mitigate our investment-related risks to an extent, we also expect the weighted average yields on our portfolio will decrease as a result of the change in our investment strategy. We believe these measures are in the best interests of our stockholders.
Additionally, we continue to seek to increase the diversification of our portfolio through several measures including, but not limited to syndication of larger exposures to single issuers, the addition of “club” and syndicated loans that may, or may not be rated, through both primary and secondary market purchases and through co-investment with other funds sponsored by our Adviser in accordance with our SEC co-investment exemptive order. We will utilize our risk rating system, implemented in the third quarter of 2017, to guide the implementation of our diversification strategy and provide enhanced transparency to our stockholders.
During the year ended December 31, 2018, Alcentra invested $105.0 million in 14 new portfolio companies 6 add on financings, and 1 refinancing. We also received $151 million of repayments. During the year ended December 31, 2017, Alcentra invested $60.4 million in 4 new portfolio companies and $74.9 million in additional funding. We also received $90.1 million of repayments.
As of December 31, 2018, we had $234.8 million (at fair value) invested in 30 companies. Our portfolio included approximately 71.6% of first lien debt, 18.1% of second lien debt, 0.5% of mezzanine debt, 0.7% of CLO investments and 9.0% of equity investments at fair value. At December 31, 2018, our average portfolio company investment at amortized cost and fair value was approximately $8.7 million and $8.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $22.7 million and $22.9 million, respectively. When comparing these December 31, 2018 statistics to the comparative 2017 period, our first lien debt, which is secured by collateral, has increased, from 61.7% to 71.6% in accordance with the expanded investment strategy noted above.
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
At December 31, 2018, 86.9% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 13.1% bore interest at fixed rates. At December 31, 2017, 53.5% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 46.5% bore interest at fixed rates.
The weighted average yield on all of our debt investments as of December 31, 2018 and December 31, 2017 was approximately 11.0% and 11.3%, respectively. The drop in weighted average coupon is a function of several factors including the rotation to more senior secured floating rate debt investments, the conversion of certain debt instruments to equity, the repayment of certain higher yielding junior securities and redeployment into lower yielding assets in response to market conditions. The weighted average coupon was computed using the effective interest rates for all of our debt investments, and excluding investments on non-accrual status, if any. The weighted average coupon of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. There can be no assurance that the weighted average coupon will remain at its current level.
Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2018 we had 7 such investments with an aggregate unfunded commitment of  $15.0 million and at December 31, 2017 we had 6 such investments with an aggregate unfunded commitment of  $17.2 million. The decrease is a result of private equity sponsor “buy and build strategies” where we fund alongside of the private equity sponsor small tuck-in or other accretive acquisitions to help build scale, diversify products, increase customers or expand geographies of these portfolio companies.
The following table shows the portfolio composition by investment type at fair value and cost with the corresponding percentage of total investments.
	Cost				Fair Value
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
Senior Secured – First Lien	$167,745	66.1%	$181,664	54.5%	$168,155	71.6%	$177,340	61.7%
Senior Secured – Second Lien	42,210	16.6%	24,331	7.3%	42,549	18.1%	14,204	4.9%
Senior Subordinated	4,742	1.9%	81,397	24.4%	1,213	0.5%	66,885	23.3%
CLO/Structured Credit	1,948	0.8%	—	—%	1,740	0.7%	—	—%
Equity/Other	37,233	14.7%	45,824	13.8%	21,141	9.0%	29,126	10.1%
Total	$253,878	100.0%	$333,216	100.0%	$234,798	100.0%	$287,555	100.0%

The following table shows portfolio composition by geographic region at fair value and cost with the corresponding percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.
	Cost				Fair Value
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	(dollars in thousands)
Southeast	$56,535	22.3%	$99,475	29.9%	$44,027	18.8%	$78,668	27.4%
Northeast	43,623	17.2%	57,108	17.1%	38,144	16.2%	54,446	18.9%
West	52,427	20.7%	57,328	17.2%	54,267	23.1%	49,593	17.2%
South	45,438	17.9%	56,444	16.9%	43,759	18.6%	48,087	16.7%
Midwest	24,842	9.8%	39,884	12.0%	23,615	10.1%	33,560	11.7%
Canada	22,721	8.9%	22,978	6.9%	22,900	9.8%	23,200	8.1%
Ireland	6,344	2.5%	—	—%	6,347	2.7%	—	—%
US (CLO)	1,948	0.8%	—	—%	1,740	0.7%	—	—%
Total	$253,878	100.0%	$333,217	100.0%	$234,798	100.0%	$287,554	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments.
	Cost		Fair Value
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Business Services	18.08%	15.41%	19.65%	17.99%
Healthcare Services	17.62%	16.55%	19.18%	19.23%
Technology & Telecom	12.73%	7.19%	14.20%	8.10%
Consumer Services	10.33%	0.00%	11.17%	0.00%
Industrial Services	8.31%	8.93%	8.33%	10.32%
Media: Advertising, Printing & Publishing	4.99%	3.80%	2.79%	2.32%
Retail	4.75%	4.14%	5.16%	4.94%
Oil & Gas Services	4.48%	4.86%	4.85%	3.88%
Wholesale/Distribution	4.01%	5.79%	4.52%	6.85%
High Tech Industries	3.43%	5.61%	3.72%	6.51%
Environmental/Recycling Services	2.66%	2.28%	2.43%	2.72%
Education	2.24%	4.76%	0.00%	0.00%
Security	2.16%	4.61%	0.44%	4.92%
Telecommunications	1.74%	4.69%	1.88%	6.15%
Waste Services	1.00%	0.76%	0.35%	0.96%
USD CLO	0.77%	0.00%	0.74%	0.00%
Transportation Logistics	0.49%	2.31%	0.31%	1.90%
Industrial Manufacturing	0.20%	2.65%	0.28%	3.21%
Media & Entertainment	0.00%	3.11%	0.00%	0.00%
Automotive Business Services	0.00%	2.55%	0.00%	0.00%
Grand Total	100.00%	100.00%	100.00%	100.00%

RESULTS OF OPERATIONS
An important measure of our financial performance is net change in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses, including interest on borrowed funds. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.
Comparison of the years ended December 31, 2018, 2017, and 2016
Investment Income
We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Our investment strategy will continue to focus on more floating rate investments to protect against rising interest rates. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK, however, we intend to avoid PIK features in new portfolio investments. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees. All of these fees, net of any out-of-pocket expenses are passed on as income to our shareholders.
The following shows the breakdown of investment income for the years ended December 31, 2018, 2017,and 2016.
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Interest Income	$25.0	$26.9	$29.5
PIK Interest	0.8	4.1	6.2
Other Income/Fees	3.1	2.4	4.9
Total	$28.9	$33.4	$40.6

Expenses
The following shows the breakdown of operating expenses for the years ended December 31, 2018, 2017, and 2016:
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Operating Expenses:
Management Fees	$4.1	$5.0	$5.2
Incentive Fees	(0.4)	0.6	3.3
Professional Fees	1.6	1.2	1.2
Valuation services	0.2	0.3	0.2
Interest and credit facility expense	6.7	6.4	5.7
Amortization of deferred financing costs	0.6	1.4	1.3
Directors Fees	0.4	0.3	0.3
Insurance Expense	0.2	0.2	0.3
Other Expenses	2.1	0.8	0.7
Total Operating Expenses	$15.5	$16.4	$18.2
Waiver of Incentive & Management Fees	(0.4)	(1.3)	—
Total Expenses, Net of Fee Waivers	$15.1	$15.0	$18.2

For the years ended December 31, 2018, 2017, and 2016 we did not incur any capital gains incentive fee.
For the year ended December 31, 2018, there was a decrease in operating expenses primarily driven by the reduction in management fees, due to (1) the 25bps reduction to a 1.50% management fee (2) the temporary waiver of an additional 25bps and (3) a decrease in the asset base.
For the year ended December 31, 2017 the decrease in operating expenses as compared to the year ended December 31, 2016 was primarily due to a decrease associated with net earnings on our incentive fee.
Our operating expenses consist of base management fees, incentive fees, administrative services expenses, professional fees, interest expenses, and other general and administrative expenses.
Net Investment Income
Net investment income was $13.9 million, or $1.01 per common share based on the weighted average of 13,721,109 common shares outstanding for the year ended December 31, 2018 as compared to $18.3 million, or $1.32 per common share based on the weighted average of 13,928,869 common shares outstanding for the year ending December 31, 2017.
The decrease in net investment income is primarily the result of the rotation of legacy higher yielding assets into first lien middle-market loans with lower yielding assets, partially in response to a change in strategy but coupled with market compression.
Net investment income was $22.4 million, or $1.66 per common share based on the weighted average of 13,496,128 common shares outstanding for the year ended December 31, 2016. The decrease in net investment income from 2016 to 2017 was primarily the result of the pace of repayments versus the pace of deployment together with the compression of yields in the marketplace. The decrease was also due to the rise in the LIBOR rate during the course of 2017.
Net Realized Gains and Losses
We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.
Proceeds from sales and repayments on investments for the year ended December 31, 2018 totaled $151 million and net realized losses totaled $35.4 million. This was due primarily to the realization events involving Show Media and GST Autoleather, and the restructurings of Xpress Global Systems and Southern Technical Institute, Inc.

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
The net change in unrealized appreciation on investments for the year ended December 31, 2018 was $26.5 million. This change is driven mainly by the reversal of unrealized losses for Show Media, Southern Technical Institute, Inc. and Xpress Global Systems. Southern Technical Institute, Inc. and Xpress Global Systems were restructured during 2018.
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation for the year ended December 31, 2017 and for the year ended December 31, 2016 totaled $(28.6) million and $(10.0) million, respectively. The increase in unrealized depreciation was due primarily to the following: (1) GST Autoleather declared bankruptcy in October 2017 resulting in a writedown of  $8.5 million (2) Media Storm was written down by $2.5 million (3) Show Media was written down by $2.0 million (4) Southern Technical Institute, Inc. was written down by $13.0 million and (5) Consisus was written down by $4.0 million.
Provision for Taxes on Unrealized Appreciation on Investments
We have a direct wholly owned subsidiary that has elected to be a taxable entity (the ‘‘Taxable Subsidiary’’). The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the year ended December 31, 2018, we recognized a benefit for taxes on unrealized loss of investments of $0.4 million. For the year ended December 31, 2017, we recognized a benefit for taxes on unrealized loss on investments of $2.6 million. For the year ended December 31, 2016, we recognized a benefit for taxes on unrealized loss on investments of  $0.6 million.
Qualified Dividend Income
For the fiscal year ended December 31, 2018, the Company reported approximately $0.2 million, or up to the maximum amount of such dividends allowable pursuant to the Internal Revenue Code, as qualified dividend income eligible for the reduced maximum tax rate of 20%.
Net Increase (Decrease) in Net Assets Resulting from Operations
Net increase in net assets resulting from operations totaled $5.5 million, or $0.40 per common share for the year ended December 31, 2018, as compared to a net decrease in net assets resulting from operations totaling $(19.1) million, or $(1.37) per common share for the year ended December 31, 2017. These are based on weighted average of 13,721,109 and 13,928,869 common shares outstanding for December 31, 2018 and 2017, respectively. The net increase is primarily due to an increase in net unrealized appreciation generated from our investment portfolio offset by our operating expenses.
Net increase in net assets resulting from operations totaled $8.8 million for the year ended December 31, 2016, or $0.65 per common share. This is based on weighted average shares of 13,496,128.

Financial Condition, Liquidity and Capital Resources
Cash Flows from Operating and Financing Activities
Our operating activities provided cash of $78.3 million for the year ended December 31, 2018, primarily from net proceeds from sales/returns of capital of portfolio investments offset by purchases of portfolio investments. Our financing activities for the year ended December 31, 2018 used cash of $81.1 million primarily from repayments under the Credit Facility, offset by proceeds from borrowings under the Credit Facility.
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
Our liquidity and capital resources are derived from the capital contributions, borrowings under the Credit Facility and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as distributions to our stockholders. We expect to use these capital resources as well as proceeds from turnover within our portfolio, borrowings under the Credit Facility and from public and private offerings of securities to finance our investment activities.
Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, when our common stock is trading at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith.
As a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. The SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. On May 4, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the applicability of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, effective on May 4, 2019, our asset coverage requirement applicable to senior securities will be reduced from 200% to 150%, and the risks associated with an investment in us may increase. Thus, effective as of May 4, 2019, we will be permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2018 and 2017, our asset coverage ratio was 275% and 209%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.
As of December 31, 2018 and 2017, we had cash of $11.0 million and $13.9 million, respectively.
On May 8, 2014, we entered into the Credit Facility with ING Capital LLC, as administrative agent, collateral agent and a lender, and the lenders from time to time party thereto.

On September 21, 2018, the Company amended and restated the credit agreement governing the Credit Facility. Under the Credit Facility, as amended, (i) revolving commitments by lenders were reduced from $135 million to $115 million, with an accordion feature that allows for an increase in total commitments up to $180 million, subject to satisfaction of certain conditions at the time of any such future increase, (ii) the maturity date of the Credit Facility was extended to September 21, 2022 and the revolving period was extended to September 21, 2021, and (iii) borrowings under the Credit Facility bear interest, at our election, at a rate per annum equal to (a) 2.50% if the contribution to the borrowing base of eligible portfolio investments that are long-term U.S. government securities and first lien bank loans is greater than or equal to 70% (or 2.75% if such contribution is less than 70%) plus the one, three or six month LIBOR rate, as applicable, or (b) 1.50% if the contribution to the borrowing base of eligible portfolio investments that are long-term U.S. government securities and first lien bank loans is greater than or equal to 70% (or 1.75% if such contribution is less than 70%) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero.
The convenants under the Credit Facility include a provision for a minimum asset coverage ratio of 2.00 to 1, a minimum interest coverage ratio of 2.00 to 1 as of the last day of any fiscal quarter, and a requirement to maintain stockholder’s equity as of the last day of any fiscal quarter to be no less than the greater of  (i) 45% of our total assets and our subsidiaries as at the last day of such fiscal quarter and (ii) the sum of  (x) $120,000,000 plus (y) 65% of the aggregate net proceeds of all sales of equity interests by us and our subsidiaries after September 21, 2018. In addition, the Credit Facility requires payment of a commitment fee ranging from 0.5% to 1.0% per annum based on the size of the unused portion of the Credit Facility. The Credit Facility is secured by a first priority security interest in all of our portfolio investments, the equity interests in certain of our direct and indirect subsidiaries, and substantially all of our other assets.
The Credit Facility agreement also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum liquidity test, and maintenance of RIC and BDC status. The Credit Facility agreement also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, and certain change in control events.
Regulated Investment Company Status and Distributions
We have elected to be treated as a RIC under Subchapter M of the Code. If we continue to qualify for taxation as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains to the extent that such taxable income or gains are distributed, or, in the case of net capital gains, deemed to be distributed, to stockholders on a timely basis.
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

Contractual Obligations
As of December 31, 2018, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:
	Total	2019	2020	2021	2022	2023 and thereafter
	(dollars in thousands)
Credit facility payable	$28,536	$—	$28,536	$—	$—	$—
Notes payable	55,000	—	38,582	15,000	1,418	—
	$83,536	$—	$67,118	$15,000	$1,418	$—

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our portfolio companies. As of December 31, 2018 and 2017, our off-balance sheet arrangements consisted of $15.2 million and $17.2 million of unfunded commitments, respectively.
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
Because there is not a readily available market for substantially all of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and a consistently applied valuation process, and in consultation with our Adviser, the valuation committee of our board of directors and, in some cases, an independent valuation firm. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.
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

•
Independent valuation firms engaged by the valuation committee of our board of directors will prepare valuations on a selected portion of our investment portfolio on a quarterly basis (and each portfolio position on at least an annual basis) and submit reports to the board of directors;

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
Rating Definition
1
The investment has an acceptable level of risk and the company is generally performing. All investments in new investments and certain restructured investments are initially assessed a grade of 1.

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
Rating Summary – December 31, 2018
(dollars in thousands)
Risk Rating	Cost	% of Cost	FMV	% of FMV
1	$139,810	55.1%	$140,473	59.8%
2	57,595	22.7%	56,011	23.9%
3	21,771	8.6%	20,014	8.5%
4	31,172	12.3%	18,299	7.8%
5	3,529	1.4%	—	0.0%
	$253,877	100.0%	$234,797	100.0%

Recent Developments
Subsequent to December 31, 2018, the following activity occurred:
On January 3, 2019, we paid a dividend to shareholders of record as of December 29, 2018 of  $0.18 per share.
On January 15, 2019, we funded $5.0 million of the 2nd lien for Cambium Learning Group, Inc. at L + 8.5%.
On January 31, 2019, Epic Healthcare Staffing Intermediate Holdco, LLC repaid $3.6 million of the revolver.
On February 4, 2019, we funded $2.4 million to Aegis Toxicology Sciences Corporation, a first lien loan at L + 5.5%.
On February 8, 2019, Tunnel Hill (FKA City Carting) repaid its escrow shares for $0.8 million.
On February 8, 2019, FST Technical Services, LLC repaid its debt and equity for $13.6 million (consisting of the principal amount of  $13.4 million plus accrued interest) and $3.1 million, respectively.
On February 11, 2019, VVC Holding Corp. repaid its debt plus accrued interest in the amount of $6.0 million, plus a prepayment penalty of  $0.1 million.
On March 4, 2019, we were allocated a $3.0 million position in the first lien at L + 4.5% and a $2.0 million position in the second lien at L + 8.5% for Institutional Shareholder Services Inc. The second lien was funded on March 8, 2019.
On March 11, 2019, our Board of Directors approved the 2019 first quarter dividend of $0.18 per share for shareholders of record March 29, 2019 and payable April 4, 2019.
On March 11, 2019, Vijay Rajguru resigned from his position as Chief Executive Officer of the Company, effective as of March 12, 2019, in connection with a transition in management at the Adviser, and our Board of Directors appointed Suhail A. Shaikh, a Co-President of the Company, to serve as Chief Executive Officer of the Company, effective as of March 12, 2019, in order to fill the vacancy created by Mr. Rajguru’s resignation. Mr. Rajguru will continue to serve the Company as Chairman of our Board of Directors. In connection with Mr. Shaikh’s appointment as Chief Executive Officer, Peter Glaser will continue to serve the Company as our sole President.
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the year ended December 31, 2018, 19 of our loans, or 86.9% of the fair value of our debt portfolio bore interest at floating rates. A majority of these floating rate loans have interest rate floors, which have all been exceeded in the current interest rate environment. Assuming that the Statement of Assets and Liabilities as of December 31, 2018, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one or two percent increase in LIBOR would have less than a 2% effect on our portfolio. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 8.
Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Alcentra Capital Corporation and Subsidiary:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Alcentra Capital Corporation and Subsidiary (the Company), including the consolidated schedules of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three-year period then ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and2017, and the results of its operations, changes in net assets and cash flows for each of the years in thethree-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that weplan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, norwere we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2018 and 2017, by correspondence with portfolio companies, or by other appropriate audit procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2007.
New York, New York
March 11, 2019

Alcentra Capital Corporation and Subsidiary
Consolidated Statements of Assets and Liabilities
	As of December 31, 2018	As of December 31, 2017
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $212,280,172 and $265,675,598, respectively)	$205,411,779	$252,325,403
Non-controlled, affiliated investments, at fair value (cost of $26,385,612 and $51,734,635, respectively)	12,980,016	19,972,905
Controlled, affiliated investments, at fair value (cost $15,212,562 and $15,806,301, respectively)	16,406,021	15,256,237
Cash	11,049,499	13,882,956
Dividends and interest receivable	454,883	1,942,300
Receivable for investments sold	644,733	669,733
Deferred financing costs	1,366,393	514,241
Deferred tax asset	5,385,694	4,934,962
Income tax asset	—	748,408
Prepaid expenses and other assets	79,410	79,005
Total Assets	$253,778,428	$310,326,150
Liabilities
Credit facility payable	$28,536,441	$89,703,273
Notes payable (net of deferred note offering costs of $855,433 and $1,252,165, respectively)	54,144,567	53,747,835
Payable for investments purchased	18,550,000	—
Other accrued expenses and liabilities	535,096	447,589
Directors’ fees payable	36,125	68,917
Professional fees payable	554,173	548,455
Interest and credit facility expense payable	1,069,139	1,248,791
Management fee payable	765,659	1,265,172
Income-based incentive fees payable	890,796	1,294,985
Distributions payable	2,433,102	3,561,305
Unearned structuring fee revenue	81,643	725,653
Income tax liability	379,155	—
Total Liabilities	107,975,896	152,611,975
Commitments and Contingencies (Note 12)
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,105,295 and 14,222,945 shares outstanding, respectively)	13,105	14,223
Additional paid-in capital	198,594,662	206,570,701
Distributable earnings (accumulated loss)	(52,805,235)	(48,870,749)
Total Net Assets	145,802,532	157,714,175
Total Liabilities and Net Assets	$253,778,428	$310,326,150
Net Asset Value Per Share	$11.13	$11.09
See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Statements of Operations
	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$22,735,612	$23,917,956	$25,178,890
Paid-in-kind interest income from portfolio investments	504,139	1,156,486	3,182,683
Other income from portfolio investments	2,951,990	2,228,104	2,475,976
Dividend income from portfolio investments	123,024	171,083	82,777
From non-controlled, affiliated investments:
Interest income from portfolio investments	306,204	1,318,924	2,742,054
Paid in-kind income from portfolio investments	406,622	2,209,418	2,365,373
Other income from portfolio investments	—	—	2,352,766
From controlled, affiliated investments:
Interest income from portfolio investments	1,940,389	1,665,409	1,566,173
Paid in-kind income from portfolio investments	—	684,129	655,907
Other income from portfolio investments	—	—	—
Total investment income	28,967,980	33,351,509	40,602,599
Expenses:
Management fees	4,133,136	4,975,349	5,209,684
Income-based incentive fees	(404,189)	638,244	3,255,167
Professional fees	1,632,155	1,248,715	1,227,977
Valuation services	205,624	314,432	236,904
Interest and credit facility expense	6,649,567	6,434,924	5,657,154
Amortization of deferred financing costs	546,157	912,710	1,154,343
Directors’ fees	428,161	341,680	296,809
Insurance expense	226,658	239,048	264,209
Amortization of deferred note offering costs	438,732	473,768	193,357
Consulting fees	655,923	—	—
Other expenses	959,306	778,920	697,809
Total expenses	15,471,230	16,357,790	18,193,413
Waiver of management fees	(419,640)	(1,330,420)	—
Net expenses	15,051,590	15,027,370	18,193,413
Net investment income	13,916,390	18,324,139	22,409,186
Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(10,862,366)	(11,434,891)	(4,018,220)
Non-controlled, affiliated investments	(24,543,812)	—	11,019,205
Controlled, affiliated investments	—	—	(11,282,968)
Foreign currency transactions	46,940	—	—
Net realized gain (loss) from portfolio investments	(35,359,238)	(11,434,891)	(4,281,983)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	6,481,802	(4,593,273)	(10,390,732)
Non-controlled, affiliated investments	18,356,134	(24,121,074)	(10,458,180)
Controlled, affiliated investments	1,743,523	115,477	10,875,915
Foreign currency translation	(64,288)	—	—
Net change in unrealized appreciation (depreciation) from portfolio investments and foreign currency translation	26,517,171	(28,598,870)	(9,972,997)
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	447,809	2,607,880	635,580
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	(8,394,258)	(37,425,881)	(13,619,400)
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,522,132	$(19,101,742)	$8,789,786
Basic and diluted:
Net investment income per share	$1.01	$1.32	$1.66
Earnings (loss) per share	$0.40	$(1.37)	$0.65
Weighted Average Shares of Common Stock Outstanding	13,721,109	13,928,869	13,496,128
See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Statements of Changes in Net Assets
	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Increase (decrease) in net assets resulting from operations
Net investment income	$13,916,390	$18,324,139	$22,409,186
Net realized gain (loss) on investments and foreign currency transactions	(35,359,238)	(11,434,891)	(4,281,983)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	26,517,171	(28,598,870)	(9,972,997)
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	447,809	2,607,880	635,580
Net increase (decrease) in net assets resulting from operations	5,522,132	(19,101,742)	8,789,786
Capital transactions
Offering costs	—	—	(165,635)
Issuance of common stock (0, 808,161 and 0 shares, respectively)	—	10,853,602	—
Repurchase of common stock (1,117,650, 36,849 and 65,133 shares, respectively)	(7,541,360)	(342,510)	(775,622)
Net increase (decrease) in net assets resulting from capital transactions	(7,541,360)	10,511,092	(941,257)
Distributions to shareholders	(9,892,415)	(18,219,766)	(18,356,149)
Total increase (decrease) in net assets	(11,911,643)	(26,810,416)	(10,507,620)
Net assets at beginning of year	157,714,175	184,524,591	195,032,211
Net assets at end of year	$145,802,532	$157,714,175	$184,524,591
Dividends declared per common share:	$0.720	$1.300	$1.360
See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Statements of Cash Flows
	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Cash Flows from Operating Activities
Net increase/(decrease) in net assets resulting from operations	$5,522,132	$(19,101,742)	$8,789,786
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from portfolio investments	35,406,178	11,434,891	4,281,983
Net change in unrealized (appreciation) depreciation of portfolio investments	(26,581,459)	28,598,870	9,972,997
Deferred tax asset	(450,732)	(3,670,151)	117,597
Paid in-kind interest income from portfolio investments	(910,761)	(4,050,033)	(6,203,963)
Accretion of discount on debt securities	(923,726)	(1,905,751)	(1,225,834)
Purchases of portfolio investments	(104,847,346)	(135,508,569)	(145,561,983)
Net proceeds from sales/return of capital of portfolio investments	150,613,843	90,148,997	158,805,461
Amortization of deferred financing costs	546,157	912,710	1,154,343
Amortization of deferred note offering costs	438,732	473,768	193,357
(Increase) decrease in operating assets:
Dividends and interest receivable	1,487,417	1,298,340	(633,435)
Receivable for investments sold	25,000	1,469,730	(2,139,463)
Income tax asset	748,408	(748,408)	—
Prepaid expenses and other assets	(405)	21,765	12,960
Increase (decrease) in operating liabilities:
Payable for investments purchased	18,550,000	—	—
Other accrued expenses and liabilities	87,507	165,424	10,364
Directors’ fees payable	(32,792)	(26,083)	57,975
Professional fees payable	5,718	216,588	(149,466)
Interest and credit facility expense payable	(179,652)	240,664	194,905
Management fee payable	(499,513)	(36,419)	(622)
Income-based incentive fees payable	(404,189)	(776,676)	989,864
Unearned structuring fee revenue	(644,010)	(449,666)	485,742
Income tax liability	379,155	(182,699)	(660,113)
Net cash provided by (used in) operating activities	78,335,662	(31,474,450)	28,492,455
Cash Flows from Financing Activities
Issuance of common stock	—	10,853,602	—
Financing costs paid	(1,398,309)	(139,144)	(258,269)
Offering costs paid	(42,000)	(230,871)	(697,432)
Proceeds from credit facility payable	63,855,160	117,820,000	116,375,000
Repayments of credit facility payable	(124,957,704)	(67,250,000)	(140,746,465)
Proceeds from notes payable	—	—	15,000,000
Distributions paid to shareholders	(11,020,618)	(19,245,277)	(18,365,033)
Repurchase of common stock	(7,541,360)	(342,510)	(775,622)
Net cash provided by (used in) financing activities	(81,104,831)	41,465,800	(29,467,821)
Effect of exchange rate changes on cash denominated in foreign currency	(64,288)	—	—
Increase (decrease) in cash and cash equivalents	(2,833,457)	9,991,350	(975,366)
Cash at beginning of year	13,882,956	3,891,606	4,866,972
Cash and Cash Equivalents at End of Year	$11,049,499	$13,882,956	$3,891,606
Supplemental and non-cash financing activities:
Cash paid during the year for interest	$6,829,219	$6,194,260	$5,462,249
Accrued offering costs	$2,485	$2,485	$2,485
Accrued distributions payable	$2,433,102	$3,561,305	$4,586,816
See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Schedule of Investments
As of December 31, 2018
Company(+)***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 140.89%
Senior Secured – First Lien — 106.14%
Black Diamond Oilfield Rentals, LLC(2),(3),(15)	Oil & Gas Services	LIBOR + 6.50%	1.00%	8.90%	12/17/2020	11,385,109	$11,385,109	$11,382,254	7.81%
Cambium Learning Group, Inc.(3),(10)	Technology & Telecom	LIBOR + 4.50%		7.31%	12/18/2025	4,000,000	3,800,000	3,800,000	2.61%
CGGR Operations Holdings Corporation(2),(3),(8)	Business Services	LIBOR + 11.5%	1.00%	13.90%	9/30/2023	13,431,579	13,324,053	13,431,579	9.21%
		LIBOR + 7.0%	1.00%	9.40%	9/30/2022	9,468,421	9,397,345	9,468,421	6.49%
							22,721,398	22,900,000	15.70%
Champion ONE(2),(3)	Technology & Telecom	LIBOR + 10.5%	1.00%	12.90%	3/17/2022	5,884,230	5,842,683	5,884,230	4.04%
Clanwilliam Group Ltd.(2),(3),(8)	Technology & Telecom	Euribor + 7.00%		7.00%	11/8/2025	€5,724,000	6,344,310	6,347,088	4.35%
Envocore Holding, LLC(2),(3),(7)	Industrial Services	LIBOR + 9.25%	1.00%	11.65%	6/30/2022	18,500,000	18,453,344	18,500,000	12.69%
Epic Healthcare Staffing Intermediate Holdco, LLC(2),(3),(8),(9)	Business Services	LIBOR + 8.25%	1.00%	10.65%	10/19/2022	13,430,114	13,392,406	13,430,114	9.21%
Healthcare Associates of Texas, LLC(2),(3),(8)	Healthcare Services	LIBOR + 8.0%	1.00%	10.40%	11/8/2022	20,578,816	20,578,816	20,578,816	14.11%
Impact Group, LLC(2),(3)	Consumer Services	LIBOR + 6.50%	1.00%	9.21%	6/27/2023	19,965,214	19,965,214	19,965,214	13.69%
Lugano Diamonds & Jewelry, Inc.(2),(3)	Retail	LIBOR + 10.00%	0.75%	12.40%	10/24/2021	6,750,000	6,229,503	6,365,358	4.37%
Manna Pro Products, LLC(2),(3),(8)	Consumer Services	LIBOR + 6.0%	1.00%	8.31%	12/8/2023	1,322,485	1,316,153	1,322,485	0.91%
Palmetto Moon LLC(2)	Retail	11.5% Cash, 1.0% PIK		12.50%	10/31/2021	4,737,622	4,720,936	4,648,350	3.19%
Pinstripe Holdings, LLC(2),(3)	Business Services	LIBOR + 6.00%		8.81%	1/17/2025	10,000,000	9,800,000	9,800,000	6.72%
Superior Controls, Inc.(2),(3),(8)	Wholesale/ Distribution	LIBOR + 7.25%	1.00%	9.65%	3/22/2021	9,825,000	9,789,394	9,825,000	6.74%
Total Senior Secured – First Lien							154,339,266	154,748,909	106.14%
Senior Secured – Second Lien — 29.18%
BayMark Health Services, Inc.(2),(3)	Healthcare Services	LIBOR + 8.25%	1.00%	10.60%	3/1/2025	7,000,000	6,938,172	7,000,000	4.80%
Medsurant Holdings, LLC(2)	High Tech Industries	13.00% Cash		13.00%	6/30/2020	8,729,396	8,701,223	8,729,396	5.99%
Pharmalogic Holdings Corp.(2),(3),(8)	Healthcare Services	LIBOR + 8.0%		10.34%	12/11/2023	11,340,000	11,267,485	11,340,000	7.77%
Sandvine Corporation(2),(3)	Telecommunications	LIBOR + 8.00%		10.35%	11/2/2026	4,500,000	4,410,000	4,410,000	3.02%
VVC Holding Corp.(2),(3),(5)	Healthcare Services	LIBOR + 8.13%	1.00%	10.56%	7/9/2026	6,000,000	5,943,433	6,120,000	4.20%
WeddingWire, Inc.(2),(3)	Consumer Services	LIBOR + 8.25%		11.06%	12/21/2026	5,000,000	4,950,000	4,950,000	3.40%
Total Senior Secured – Second Lien							42,210,313	42,549,396	29.18%
CLO/Structured Credit — 1.20%
Goldentree Loan Management US CLO 2 Ltd.(3),(10)	USD CLO	LIBOR + 4.70%		7.06%	11/28/2030	2,000,000	$1,948,058	$1,739,600	1.20%
Total CLO/Structured Credit							1,948,058	1,739,600	1.20%

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Schedule of Investments (continued)
As of December 31, 2018

Company(+)***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Equity/Other — 4.37%
Champion ONE, Common Shares(2),(4)	Technology & Telecom					11,250	$1,125,000	$908,410	0.62%
Envocore Holding, LLC, Preferred Shares(2),(4),(6),(7)	Industrial Services					1,139,725	1,160,360	788,000	0.54%
IGT, Preferred Shares(2),(4)	Industrial Services	11% PIK		11.00%	12/10/2024	1,110,922	1,110,922	—	—
Common Shares(2),(4)						44,000	44,000	—	—
Preferred AA Shares(2),(4)		15% PIK		15.00%	12/10/2024	326,789	326,789	271,789	0.19%
							1,481,711	271,789	0.19%
Lugano Diamonds & Jewelry, Inc., Warrants(2),(4)	Retail					666,615	666,615	1,000,000	0.69%
Metal Powder Products, LLC, Common Shares(2),(4)	Industrial Manufacturing					500,000	500,000	666,047	0.46%
My Alarm Center, LLC, Common Shares(2),(4)	Security					129,582	256,793	—	—
Junior Preferred Shares(2),(4)						2,420	2,366,549	—	—
Senior Preferred Shares(2),(4)		8% PIK		8.00%	7/14/2022	2,998	2,862,059	1,023,999	0.70%
							5,485,401	1,023,999	0.70%
Palmetto Moon LLC, Common Shares(2),(4)	Retail					61	434,145	106,000	0.07%
Superior Controls, Inc., Preferred Shares(2),(4)	Wholesale/ Distribution					400,000	400,000	789,192	0.54%
Tunnel Hill, Class B Common Units(2),(4),(11),(14)	Waste Services					98,418	2,529,303	820,437	0.56%
Total Equity/Other							13,782,535	6,373,874	4.37%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							212,280,172	205,411,779	140.89%
Investments in Non-Controlled, Affiliated Portfolio Companies — 8.90%*
Senior Subordinated — 0.83%
Battery Solutions, Inc.(2)	Environmental/ Recycling Services	12% Cash, 2% PIK		14.00%	11/6/2021	1,212,773	$1,212,773	$1,212,774	0.83%
Southern Technical Institute, Inc.(2),(4)	Education	6% PIK		6.00%	12/31/2021	3,528,988	3,528,988	—	—
Total Senior Subordinated							4,741,761	1,212,774	0.83%
Equity/Other — 8.07%
Battery Solutions, Inc., Class A Units(2),(4),(12)	Environmental/ Recycling Services					5,000,000	$1,058,000	$—	—
Class E Units(2)		8% PIK		8.00%	11/6/2021	4,487,017	4,487,017	4,487,017	3.08%
Class F Units(2),(4)						3,333,333	—	—	—
							5,545,017	4,487,017	3.08%
Conisus, LLC, Common Shares(2),(4)	Media: Advertising, Printing & Publishing					4,914,556	—	—	—
Preferred Equity(2)		12% PIK		12.00%		12,677,834	12,677,834	6,554,225	4.49%
							12,677,834	6,554,225	4.49%
Southern Technical Institute, Inc., Class A Units(2),(4)	Education					3,164,063	2,167,000	—	—
Class A1 Units(2),(4),(13)						6,000,000	—	—	—
							2,167,000	—	—
Xpress Global Systems, LLC, Class B Units(2),(4)	Transportation Logistics					12,544	1,254,000	726,000	0.50%
Total Equity/Other							21,643,851	11,767,242	8.07%
Total Investments in Non-Controlled, Affiliated Portfolio Companies							26,385,612	12,980,016	8.90%

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Schedule of Investments (continued)
As of December 31, 2018

Company(+)***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Investments in Controlled, Affiliated Portfolio Companies — 11.25%**
Senior Secured – First Lien — 9.19%
FST Technical Services, LLC(2)	Technology & Telecom	14% Cash		14.00%	6/30/2019	13,406,020	$13,406,020	$13,406,020	9.19%
Total Senior Secured – First Lien							13,406,020	13,406,020	9.19%
Equity/Other — 2.06%
FST Technical Services, LLC, Class B Units(2),(4)	Technology & Telecom	9% PIK		9.00%		1,750,000	$1,806,542	$3,000,001	2.06%
Total Equity/Other							1,806,542	3,000,001	2.06%
Total Investments in Controlled, Affiliated Portfolio Companies							15,212,562	16,406,021	11.25%
Total Investments							253,878,346	234,797,816	161.04%
Liabilities In Excess Of Other Assets								(88,802,284)	(61.04)%
Net Assets								$145,802,532	100.00%

(+)
All portfolio companies listed, other than Goldentree Loan Management US CLO 2 Ltd. and CGGR Operations Holdings Corporation, are qualifying assets.

*
Denotes investments in which the Company is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, between 5% and 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2018 in these affiliated investments are as follows:

Name of Issuers	Fair Value at December 31, 2017	Gross Additions/ (Gross Reductions)	Transfers In/Out	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Fair Value at December 31 2018	Interest/ Dividend/ Other Income
Battery Solutions, Inc.	$7,820,167	$(843,377)	$—	$(1,276,999)	$—	$5,699,791	$550,223
Conisus, LLC	6,678,442	—	—	(124,217)	—	6,554,225	—
Show Media, Inc.	1			7,900,820	(7,900,821)	—
Southern Technical Institute, Inc.	1	—	—	10,167,528	(10,167,529)	—	—
Xpress Global Systems, LLC	5,474,294	38,166	—	1,689,002	(6,475,462)	726,000	162,603
	$19,972,905	$(805,211)	$—	$18,356,134	$(24,543,812)	$12,980,016	$712,826

**
Denotes investments in which the Company is an “Affiliated Person” and exceeding a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, between 5% and 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2018 in these affiliated and controlled investments are as follows:

Name of Issuers	Fair value at December 31, 2017	Gross Additions/ (Gross Reductions)	Transfers In/Out	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Fair Value at December 31 2018	Interest/ Dividend/ Other Income
FST Technical Services, LLC	$15,256,237	$(593,739)	$—	$1,743,523	$—	$16,406,021	$1,940,389
	$15,256,237	$(593,739)	$—	$1,743,523	$—	$16,406,021	$1,940,389

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

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary
Consolidated Schedule of Investments (continued)
As of December 31, 2018

(3)
The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate or Euribor), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

(4)
Non-income producing security.

(5)
The investment is also known as Value-Based Care Solutions Group, or VBC Technologies, or VVC Holding Corp.

(6)
The investment represents three classes of preferred equity.

(7)
The investment was formerly known as LRI Holding, Inc. and Integrated Efficiency Solutions, Inc. On March 16, 2018, the name was changed to Envocore Holding, LLC.

(8)
The investment has an unfunded commitment as of December 31, 2018 which is excluded from the presentation (see Note 12).

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

(11)
The investment was formerly known as City Carting Holding Company, Inc. On June 3, 2016, City Carting combined with Tunnel Hill Partners, L.P.

(12)
The Company has represented its ownership in Class A units in 919 BSI SPV, LLC (70.7% of that entity), which in turn owns 70,700 Class A Shares of Battery Solutions, LLC (representing 18.16% of ownership of Battery Solutions, LLC).

(13)
Class A1 units of 1,764,720 are subject to a deferred purchase agreement equal to 95% of future proceeds plus $1.00.

(14)
There is a possible escrow receivable up to a maximum of  $2.4 million, which is excluded from the presentation.

(15)
Includes $2,855 of residual cost from previous tranche of debt, which will roll off in the first quarter of 2019.

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

*
Denotes investments in which the Company is an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, between 5% and 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2017 in these affiliated investments are as follows:

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
December 31, 2018
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
The Company was formed for the purpose of acquiring certain assets held by BNY Mellon-Alcentra Mezzanine III, L.P. (the “Partnership”). The Partnership is a Delaware limited partnership, which commenced operations on May 14, 2010 (the “Commencement Date”). BNY Mellon-Alcentra Mezzanine III (GP), L.P. (the “General Partner”), a Delaware limited liability company, is the General Partner of the Partnership. BNY Mellon-Alcentra Mezzanine Partners (the “Manager”), a division of Alcentra NY and an affiliate of the General Partner, manages the investment activities of the Partnership. Alcentra NY, together with certain of its affiliated companies (the “Alcentra Group”), is an indirect, majority owned subsidiary of The Bank of New York Mellon Corporation.
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
On May 22, 2017, Alcentra Capital Corporation completed an underwritten primary offering of 808,161 shares of its common stock at a public offering price of  $13.68 per share for proceeds of approximately $10,853,602, after paying the sales load and offering expenses.
The Company’s investment objective is to generate both current income and, to a lesser extent, capital appreciation primarily by making direct investments in middle-market companies, which the Company defines as companies having annual earnings, before interest, taxes, depreciation and amortization, or

EBITDA of between $15 million and $75 million, although the Company may make investments in larger or smaller companies and other types of investments. These investments are in the form of first lien, second lien, unitranche and, to a lesser extent given the current credit environment, mezzanine debt. The Company expects to source investments primarily through the network of relationships that the principals of our investment adviser have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.
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
Consolidation — In accordance with ASC Topic 810 — Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.
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
Cash — At December 31, 2018, cash balances totaling $11.0 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.
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
With respect to the Company’s valuation process, the Board undertakes a similar multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments for which no market quotation is readily available, as described below:
•
Alcentra’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•
preliminary valuation conclusions will then be documented and discussed with the investment committee of the Adviser;

•
Independent valuation firms engaged by the valuation committee of the board of directors prepare preliminary valuations on a select portion of the Company’s investment portfolio on a quarterly basis and submit the reports to the board of directors; and

•
the valuation committee of the board of directors then reviews these preliminary valuations and makes a recommendation to the board of directors with respect thereto; and

•
the board of directors then discusses valuations and approves the fair value of each such investment in good faith, based on the input of the Adviser, the independent valuation firms and the valuation committee.

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
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments, as determined by the Board, may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations previously assigned.
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

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There were one and three non-accrual investments as of December 31, 2018 and December 31, 2017, respectively.
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
The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company recognized a benefit/(provision) for income tax on unrealized gain/(loss) on investments of $0.4 million, $2.6 million and $0.6 million, respectively, for the Taxable Subsidiaries. As of December 31, 2018 and December 31, 2017, $5.4 million and $4.9 million, respectively, was included in the deferred tax asset on the Consolidated Statements of Assets and Liabilities.
The deferred tax asset of  $5.4 million (after a 21% tax rate) is comprised of the following: (1) $1.1 million of NOL’s; (2) $1.5 million of capital losses and (3) $2.8 million of partnership losses.
GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.
The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open for the years ended December 31, 2018, December 31, 2017 and December 31, 2016. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.
Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2018, December 31, 2017, and December 31, 2016, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of currency gain/(loss) reclasses, distribution reclasses, OID reclasses and excise taxes, as follows:

	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016
Distrubutable earnings (accumulated loss)	435,797	229,968	420,816
Additional paid-in-capital	(435,797)	(229,968)	(420,816)
The tax character of distributions paid by the company for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 are as follows:
	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016
Ordinary income	$9,631,948	$18,219,766	$18,351,553
Net long-term capital gains	260,467	—	4,596
Total distributions paid	$9,892,415	$18,219,766	$18,356,149

At December 31, 2018, December 31, 2017, and December 31, 2016, the components of distributable earnings on a tax basis are as follows:
	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016
Undistributed net investment income	$11,182,519	$6,369,243	$6,262,940
Accumulated net realized gains (losses)	(34,114,588)	260,467	—
Unrealized appreciation (depreciation)	(9,354,399)	(36,742,515)	(12,564,546)
Components of tax distributable earnings at year end	$(32,286,468)	$(30,112,805)	$(6,301,606)

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
Recently Issued Accounting Standards — In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which will amend FASB ASC 310-20. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium, generally requiring the premium to be amortized to the earliest call date. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of ASU 2017-08 on its consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company has adopted ASU 2018-13 in its consolidated financial statements and disclosures.
In August 2018, the U.S. Securities and Exchange Commission adopted final rules to eliminate redundant, duplicative, overlapping, outdated or superseded disclosure requirements in light of other disclosure requirements, GAAP or changes in the information environment. These rules amend certain provisions of Regulation S-X and Regulation S-K, certain rules promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain related forms. These changes become effective 30 days after the date of publication in the Federal Register. The Company has adopted these changes in its consolidated financial statements and disclosures.

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

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2018 are as follows:
	Level 1	Level 2	Level 3	Total
Senior Secured – First Lien	$—	$3,800,000	$164,354,929	$168,154,929
Senior Secured – Second Lien	—	—	42,549,396	42,549,396
Subordinated Debt	—	—	1,212,774	1,212,774
CLO/Structured Credit	—	1,739,600	—	1,739,600
Equity/Other	—	—	21,141,117	21,141,117
Total Investments	$—	$5,539,600	$229,258,216	$234,797,816

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2017 are as follows:
	Level 1	Level 2	Level 3	Total
Senior Secured – First Lien	$—	$—	$177,340,027	$177,340,027
Senior Secured – Second Lien	—	—	14,203,691	14,203,691
Subordinated Debt	—	—	66,884,849	66,884,849
Equity/Other	—	—	29,125,978	29,125,978
Total investments	$—	$—	$287,554,545	$287,554,545

The changes in investments classified as Level 3 are as follows for the years ended December 31, 2018 and December 31, 2017.
As of December 31, 2018:
	Senior Secured – First Lien	Senior Secured – Second Lien	Senior Subordinated	Equity/ Other	Total
Balance as of January 1, 2018	$177,340,027	$14,203,691	$66,884,849	$29,125,978	$287,554,545
Amortized discounts/premiums	574,732	81,499	276,174	—	932,405
Paid in-kind interest	226,418	—	335,895	348,448	910,761
Net realized gain (loss)	(6,379,040)	(5,986,463)	(17,817,001)	(5,077,702)	(35,260,206)
Net change in unrealized appreciation (depreciation)	4,733,882	2,015,170	19,434,590	606,275	26,789,917
Purchases	62,350,940	33,489,499	(466)	1,539,048	97,379,021
Sales/Return of capital	(74,492,030)	(1,254,000)	(67,901,267)	(5,400,930)	(149,048,227)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance as of December 31, 2018	$164,354,929	$42,549,396	$1,212,774	$21,141,117	$229,258,216
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2018	$(147,447)	$287,169	$1	$(6,932,055)	$(6,792,332)

As of December 31, 2017:
	Senior Secured – First Lien	Senior Secured – Second Lien	Senior Subordinated	Equity/ Other	Total
Balance as of January 1, 2017	$95,684,153	$84,864,909	$74,050,349	$21,673,539	$276,272,950
Amortized discounts/premiums	729,607	1,016,258	146,019	13,867	1,905,751
Paid in-kind interest	958,229	1,328,351	981,139	782,314	4,050,033
Net realized gain (loss)	(10,000)	(10,405,104)	73	(1,019,860)	(11,434,891)
Net change in unrealized appreciation (depreciation)	(2,492,521)	(7,261,074)	(10,602,783)	(8,242,492)	(28,598,870)
Purchases	118,756,622	19,145,193	2,310,319	19,998,749	160,210,883
Sales/Return of capital	(36,286,063)	(74,484,842)	(267)	(4,080,139)	(114,851,311)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance as of December 31, 2017	$177,340,027	$14,203,691	$66,884,849	$29,125,978	$287,554,545
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2017	$(2,266,477)	$(8,056,827)	$(10,602,708)	$(9,234,253)	$(30,160,265)

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2018 and December 31, 2017, respectively.
As of December 31, 2018:
Assets at Fair Value	Fair Value at December 31, 2018	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Senior Secured – First Lien	$164,354,929	Yield to Maturity	Comparable Market Rate	7.0% – 14.0%	10.7%
Senior Secured – Second Lien	42,549,396	Yield to Maturity	Comparable Market Rate	10.3% – 13.0%	11.0%
Senior Subordinated	1,212,774	Yield to Maturity	Comparable Market Rate	14.0%	14.0%
Preferred Ownership	16,914,223	Market Approach	Enterprise Value/ LTM EBITDA Multiple/ Transaction price	5.5x – 12.0x	7.4x
Common Ownership/Common Warrants	4,226,894	Market Approach	Enterprise Value/ LTM EBITDA Multiple/ Transaction price	4.5x – 12.0x	8.1x
Total	$229,258,216

As of December 31, 2017:
Assets at Fair Value	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Senior Secured – First Lien	$177,340,027	Yield to Maturity	Comparable Market Rate	8.0% – 17.0%	10.9%
Senior Secured – Second Lien	14,203,691	Yield to Maturity	Comparable Market Rate	12.3% – 25.0%	15.0%
Senior Subordinated	66,884,849	Yield to Maturity	Comparable Market Rate	4.0% – 14.7%	12.7%
Preferred Ownership	19,751,824	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.5x – 13.0x	9.3x

Assets at Fair Value	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Common Ownership/Common Warrants	9,374,154	Market Approach	Enterprise Value/ LTM EBITDA Multiple	4.5x – 13.0x	8.3x
Total	$287,554,545

4.   Share Transactions
On November 2, 2017, the Board of Directors approved a $2.5 million open market stock repurchase program. Pursuant to the program, the Company was authorized to repurchase up to $2.5 million in aggregate of our common stock in the open market. The timing, manner, price and amount of any share repurchases were determined by our management, in its discretion, based upon the evaluation of economic conditions, stock price, applicable legal and regulatory requirements and other factors. Repurchases under the program were authorized through November 2, 2018.
On November 16, 2017, the Board of Directors approved expansion of the open market stock repurchase program to $5.0 million and extension of the length of the program to January 31, 2019.
As of August 8, 2018, the Company repurchased an aggregate of  $5.0 million shares of our common stock under the discretionary open-market share repurchase program and, as a result, the program terminated on such date in accordance with its terms. Subsequently, pursuant to the board authorization on November 5, 2018, the Company adopted a trading plan on December 10, 2018, for the purpose of repurchasing shares of its common stock in the open market (the “Plan”). Under the Plan, the Company may repurchase up to the lesser of  (1) 5.0% of the amount of shares of the Company’s common stock outstanding as of the date of the Plan, December 10, 2018 and (2) $10.0 million in aggregate amount of the Company’s common stock.
The following tables set forth the number of shares of common stock repurchased by the Company under its share repurchase program for the years ended December 31, 2018, December 31, 2017, and December 31, 2016:
As of December 31, 2018:
Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
January 2018	16,786	$8.01 – $8.22	$136,949
March 2018	195,785	$6.05 – $7.24	1,373,656
April 2018	231,343	$6.12 – $7.20	1,599,304
May 2018	136,819	$6.18 – $6.85	901,837
June 2018	59,461	$6.30 – $6.80	397,913
July 2018	49,974	$6.13 – $6.48	316,614
August 2018	15,543	$6.12 – $6.22	96,727
December 2018	411,939	$6.20 – $6.88	2,718,360
Total	1,117,650		$7,541,360

As of December 31, 2017:
Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
January 2017	14,574	$12.13 – $12.49	$165,514
November 2017	21,400	$7.74 – $8.00	169,742
December 2017	875	$8.25	7,254
Total	36,849		$342,510

As of December 31, 2016:
Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 2016	10,509	$10.77 – $11.24	$115,828
May 2016	9,547	$11.56 – $12.33	114,762
June 2016	6,074	$12.23 – $12.36	74,860
November 2016	17,003	$11.50 – $12.30	203,026
December 2016	22,000	$11.65 – $12.49	267,146
Total	65,133		$775,622

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
5.   Distributions
The Company intends to make quarterly distributions of available net investment income determined on a tax basis to its stockholders. Distributions to stockholders are recorded on the record date. The amount, if any, to be distributed to stockholders is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, will be distributed at least annually. If the Company does not distribute (or are not deemed to have distributed) at least 98% of the Company’s annual ordinary income in the calendar year earned, the Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income exceed the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income. As of December 31, 2018 and December 31, 2017, the Company accrued $435,797 and $250,496, respectively, for any unpaid potential excise tax liability and have included these amounts within income tax asset or liability on the accompanying Consolidated Statements of Assets and Liabilities.
The following table reflects the Company’s dividends declared and paid on its common stock for the year ended December 31, 2018:
Date Declared	Record Date	Payment Date	Amount Per Share
March 8, 2018	March 30, 2018	April 4, 2018	$0.180
May 4, 2018	June 29, 2018	July 5, 2018	$0.180
August 6, 2018	September 28, 2018	October 4, 2018	$0.180
November 5, 2018	December 31, 2018	January 3, 2019	$0.180
The following table reflects the Company’s dividends declared and paid on its common stock for the year ended December 31, 2017:
Date Declared	Record Date	Payment Date	Amount Per Share
March 9, 2017	March 31, 2017	April 6, 2017	$0.340
March 9, 2017	March 31, 2017	April 6, 2017	$0.030
May 4, 2017	June 30, 2017	July 6, 2017	$0.340

Date Declared	Record Date	Payment Date	Amount Per Share
August 3, 2017	September 30, 2017	October 5, 2017	$0.340
November 2, 2017	December 29, 2017	January 4, 2018	$0.250
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
6.   Related Party Transactions
Management Fee
Under the Investment Advisory Agreement, the Company has agreed to pay Alcentra NY an annual base management fee based on its gross assets as well as an incentive fee based on its performance. The base management fee is calculated at an annual rate as follows: 1.50% of its gross assets (i.e., total assets held before deduction of any liabilities), including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such as investments in U.S. Treasury Bills), if its gross assets are less than or equal to $625,000,000; 1.40% if its gross assets are greater than or equal to $625,000,001 but less than or equal to $750,000,000; and 1.25% if its gross assets are greater than or equal to $750,000,001. The various management fee percentages (i.e. 1.50%, 1.40% and 1.25%) would apply to the Company’s entire gross assets in the event its gross assets exceed the various gross asset thresholds. The base management fee is payable quarterly in arrears and is calculated based on the average value of the Company’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters.
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
The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for our then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (such as PIK interest or OID) is paid to the Adviser, together with interest thereon from the date of deferral to the date of payment, only if and to the extent that the Company actually receives such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such accounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possible elimination of the incentive fees for such quarter. There is no accumulation of amounts on the hurdle rate from quarter to quarter, and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle, and there is no delay of payment if prior quarters are below the quarterly hurdle. The Adviser has agreed to permanently waive any interest accrued on the portion of the incentive fee attributable to deferred interest (such as PIK interest or OID).
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
For the year ended December 31, 2018, the Company recorded expenses for base management fees of $4,133,136, of which $419,640 was waived by the Adviser and $765,659 was payable at December 31, 2018. For the year ended December 31, 2017, the Company recorded expenses for base management fees of $4,975,349, of which $1,330,420 was waived by the Adviser and $1,265,172 was payable at December 31, 2017. For the year ended December 31, 2016, the Company recorded expenses for base management fees of $5,209,684, of which none was waived by the Adviser and $1,301,591 was payable at December 31, 2016.
For the year ended December 31, 2018, the Company reversed previously accrued income-based incentive fees of  $404,189, of which none was waived by the Adviser. For the year ended December 31, 2017, the Company incurred income-based incentive fees of  $638,244, of which none was waived by the Adviser. For the year ended December 31, 2016, the Company incurred income-based incentive fees of $3,255,167, of which none was waived by the Adviser. For the year ended December 31, 2018, the Company incurred capital gains incentive fees of  $0, of which $0 was waived by the Adviser. For the year ended December 31, 2017, the Company incurred capital gains incentive fees of  $0, of which $0 was waived by the Adviser. For the year ended December 31, 2016, the Company incurred capital gains incentive fees of  $0, of which $0 was waived by the Adviser.
Our officers are employees of the Adviser and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their staffs will be paid pursuant to the Investment Advisory Agreement.
7.   Directors’ Fees
The independent directors of the Company each receive an annual fee of  $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person each board of directors meeting and $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with participating telephonically. They also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee, the nominating and corporate governance committee, the valuation committee and the compensation committee receives an annual fee of  $10,000, $5,000, $5,000 and $5,000, respectively. The Lead Independent

Director receives an annual fee of  $15,000. In addition, the Board may establish ad hoc committees or working groups from time to time to assist the Board in fulfilling its oversight responsibilities and the independent directors will receive fees and be reimbursed for reasonable out-of-pocket expenses incurred in connection therewith. The Company has obtained directors’ and officers’ liability insurance on behalf of its directors and officers.
For the year ended December 31, 2018 the Company recorded directors’ fee expense of  $428,161, of which $36,125 was payable at December 31, 2018. For the year ended December 31, 2017 the Company recorded directors’ fee expense of  $341,680, of which $68,917 was payable at December 31, 2017. For the year ended December 31, 2016 the Company recorded directors’ fee expense of  $296,809, of which $95,000 was payable at December 31, 2016.
8.   Purchases and Sales (Investment Transactions)
Investment purchases, sales and principal payments/paydowns are summarized below for the years ended December 31, 2018, December 31, 2017, and December 31, 2016.
	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Investment purchases, at cost (including PIK interest and dividends)	$105,758,107	$139,558,602	$151,765,946
Investment sales, proceeds (including Principal payments/paydown proceeds)	150,613,843	90,148,997	158,805,461
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
During the year ended December 31, 2018, the Company did not issue any Alcentra Capital InterNotes®. For the years ended December 31, 2018, December 31, 2017, and December 31, 2016, the Company had average Notes outstanding of  $55.0 million, $55.0 million and $49.7 million, respectively, with a weighted average interest rate of 6.38%, 6.38% and 6.38%, respectively.
The following table summarizes the Alcentra Capital InterNotes® issued and outstanding during the year ended December 31, 2018.
Tenor at Origination (in years)	Principal Amount (000’s omitted)	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$53,582	6.25% – 6.50%	6.38%	February 15, 2020 – June 15, 2021
7	1,418	6.50% – 6.75%	6.63%	January 15, 2022 – April 15, 2022
	$55,000

In connection with the issuance of the Alcentra Capital InterNotes®, the Company incurred $1.196 million of fees which are being amortized over the term of the notes and are included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of December 31, 2018. During the year ended December 31, 2018 the company recorded $0.439 million of interest costs and amortization of offering costs on the Alcentra Capital InterNotes® as interest expense.

10.   Credit Facility/Line of Credit
On May 8, 2014, the Company entered into a senior secured revolving credit agreement (as amended and restated from time to time, the “Credit Facility”) with ING Capital LLC (“ING”), as administrative agent, collateral agent and lender, and the lenders from time to time party thereto, to provide liquidity in support of its investment and operational activities. The Credit Facility had an initial commitment of  $80 million with an accordion feature that allowed for an increase in the total commitments up to $160 million, subject to certain conditions and the satisfaction of specified financial covenants. The Credit Facility was amended on August 11, 2015 to increase the commitments and the accordion feature. The total commitments and accordion feature were $135 million and up to $250 million respectively, subject to satisfaction of certain conditions at the time of any such future increase. As amended, the Credit Facility had a maturity date of August 11, 2020 and bore interest, at our election, at a rate per annum equal to (i) 2.25% plus the highest of a prime rate, the Federal Funds rate plus 0.5%, three month LIBOR plus 1%, and zero or (ii) 3.25% plus the one, three or six month LIBOR rate, as applicable.
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
The Credit Facility agreement also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum liquidity test, and maintenance of RIC and BDC status. The Credit Facility agreement also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, and certain change in control events. As of December 31, 2018, the Company was in compliance in all material respects with the terms of the Credit Facility.
As of December 31, 2018, December 31, 2017, and December 31, 2016, the Company had United States dollar borrowings of  $28.5 million, $89.7 million and $39.1 million outstanding under the Credit Facility, respectively. For the year ended December 31, 2018, the Company borrowed an average of $52.1 million with a weighted average interest rate of 5.11%. For the year ended December 31, 2017, the Company borrowed an average of  $47.4 million with a weighted average interest rate of 4.52%. For the year ended December 31, 2016, the Company borrowed an average of  $50.0 million with a weighted average interest rate of 3.84%.

In accordance with the 1940 Act, the Company is currently allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. On May 4, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Company’s board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on May 4, 2019, the Company’s asset coverage requirement applicable to senior securities will be reduced to 150%. As of December 31, 2018, the aggregate amount outstanding of the senior securities issued by the Company was $55.0 million. As of December 31, 2018, the Company’s asset coverage was 275%.
11.   Market and Other Risk Factors
At December 31, 2018, a portion of the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is comprised of investments in the 18 industries listed in Note 13. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.
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
The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2018 and December 31, 2017, the Company had $15.0 million and $17.2 million in unfunded commitments under loan and financing agreements, respectively. As of December 31, 2018 and December 31, 2017, the Company’s unfunded commitment under loan and financing agreements are presented below.
	As of
	December 31, 2018	December 31, 2017
Pharmalogic Holdings Corp.	$4,760,000	$—
Clanwilliam Group Ltd.	3,753,476	—
Superior Controls, Inc.	2,500,000	2,500,000
CGGR Operations Holding Corporation	2,000,000	—
Healthcare Associates of Texas, LLC	1,572,225	6,900,000
Epic Healthcare Staffing Intermediate Holdco, LLC	363,637	4,000,000
Manna Pro Products, LLC	92,764	—

	As of
	December 31, 2018	December 31, 2017
Pharmalogics Recruiting, LLC	—	2,000,000
NTI Holdings, LLC	—	1,258,540
IGT	—	500,000
Total	$15,042,102	$17,158,540

13.   Classification of Portfolio Investments
As of December 31, 2018, the Company’s portfolio investments were categorized as follows:
	Cost	Fair Value	% of Net Assets*
Investment Type
Senior Secured – First Lien	$167,745,286	$168,154,929	115.33%
Senior Secured – Second Lien	42,210,313	42,549,396	29.18%
Equity/Other	37,232,929	21,141,117	14.50%
CLO/Structured Credit	1,948,058	1,739,600	1.20%
Senior Subordinated	4,741,760	1,212,774	0.83%
Total	$253,878,346	$234,797,816	161.04%
Geographic Region†
West	$52,427,327	$54,266,593	37.22%
Southeast	56,535,014	44,026,689	30.20%
South	45,437,808	43,758,859	30.01%
Northeast	43,622,806	38,144,071	26.16%
Midwest	24,841,625	23,614,916	16.20%
Canada	22,721,398	22,900,000	15.71%
Ireland	6,344,310	6,347,088	4.35%
US (CLO)	1,948,058	1,739,600	1.19%
Total	$253,878,346	$234,797,816	161.04%
Industry†
Business Services	$45,913,805	$46,130,114	31.64%
Healthcare Services	44,727,905	45,038,816	30.89%
Technology & Telecom	32,324,555	33,345,749	22.87%
Consumer Services	26,231,367	26,237,699	17.99%
Industrial Services	21,095,416	19,559,789	13.42%
Retail	12,051,199	12,119,708	8.31%
Oil & Gas Services	11,385,108	11,382,254	7.81%
Wholesale/Distribution	10,189,394	10,614,192	7.28%
High Tech Industries	8,701,223	8,729,396	5.99%
Media: Advertising, Printing & Publishing	12,677,834	6,554,225	4.50%
Environmental/Recycling Services	6,757,790	5,699,791	3.91%
Telecommunications	4,410,000	4,410,000	3.02%
USD CLO	1,948,058	1,739,600	1.19%
Security	5,485,401	1,023,999	0.70%
Waste Services	2,529,303	820,437	0.56%
Transportation Logistics	1,254,000	726,000	0.50%

	Cost	Fair Value	% of Net Assets*
Industrial Manufacturing	500,000	666,047	0.46%
Education	5,695,988	—	0.0%
Total	$253,878,346	$234,797,816	161.04%

*
Fair value as a percentage of Net Assets

†
Unaudited

As of December 31, 2017, the Company’s portfolio investments were categorized as follows:
	Cost	Fair Value	% of Net Assets*
Investment Type
Senior Secured – First Lien	$181,664,266	$177,340,027	112.44%
Senior Subordinated	81,397,386	66,884,849	42.41%
Equity/Other	45,824,064	29,125,978	18.47%
Senior Secured – Second Lien	24,330,818	14,203,691	9.01%
Total	$333,216,534	$287,554,545	182.33%
Geographic Region†
Southeast	$99,474,605	$78,667,734	49.88%
Northeast	57,107,756	54,446,210	34.52%
West	57,327,891	49,593,273	31.45%
South	56,444,310	48,087,167	30.49%
Midwest	39,883,664	33,560,162	21.28%
Canada	22,978,308	23,199,999	14.71%
Total	$333,216,534	$287,554,545	182.33%
Industry†
Healthcare Services	$55,159,796	$55,289,718	35.06%
Business Services	51,334,231	51,724,999	32.80%
Industrial Services	29,762,072	29,668,447	18.81%
Technology & Telecom	23,951,328	23,318,694	14.79%
Wholesale/Distribution	19,281,908	19,684,932	12.48%
High Tech Industries	18,677,481	18,729,396	11.88%
Telecommunications	15,641,231	17,677,538	11.21%
Retail	13,807,599	14,192,432	9.00%
Security	15,358,937	14,135,409	8.96%
Oil & Gas Services	16,193,495	11,168,822	7.08%
Industrial Manufacturing	8,833,734	9,219,455	5.85%
Environmental/Recycling Services	7,601,167	7,820,167	4.96%
Media: Advertising, Printing & Publishing	12,677,834	6,678,442	4.22%
Transportation Logistics	7,691,296	5,474,294	3.47%
Waste Services	2,529,303	2,771,797	1.76%

	Cost	Fair Value	% of Net Assets*
Media & Entertainment	10,355,366	2	0.0%
Education	15,863,517	1	0.0%
Automotive Business Services	8,496,239	—	0.0%
Total	$333,216,534	$287,554,545	182.33%

*
Fair value as a percentage of Net Assets

†
Unaudited

14.   Financial Highlights
The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for one share of common stock for the years ended December 31, 2018, December 31, 2017, December 31, 2016, and December 31, 2015 and for the period from May 8, 2014 through December 31, 2014.
	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from May 8, 2014* through December 31, 2014
Per share data(1)
Net asset value, beginning of period	$11.09	$13.72	$14.43	$14.87	$14.55
Net investment income (loss)	1.01	1.32	1.66	1.43	0.86
Net realized and unrealized gains (losses)(2)	(0.28)	(2.84)	(1.06)	(0.68)	0.57
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	0.03	0.19	0.05	0.17	(0.13)
Net increase (decrease) in net assets resulting from operations	0.76	(1.33)	0.65	0.92	1.30
Distributions to shareholders:(3)
From net investment income	(0.72)	(1.27)	(1.36)	(1.36)	(0.86)
Net realized gains	0.00	(0.03)	0.00	0.00	0.00
Total dividend distributions declared	(0.72)	(1.30)	(1.36)	(1.36)	(0.86)
Offering costs	0.00	0.00	0.00	0.00	(0.12)
Net asset value, end of period	$11.13	$11.09	$13.72	$14.43	$14.87
Market value per share, end of period	$6.47	$8.39	$11.97	$11.60	$12.50
Total return based on net asset value(4)	6.8%	(9.7)%	4.5%	6.2%	4.9%(5)(6)
Total return based on market value(4)	(14.3)%	(19.0)%	14.9%	3.7%	(10.9)%(5)(6)
Shares outstanding at end of period	13,105,295	14,222,945	13,451,633	13,516,766	13,516,766
Ratio/Supplemental Data:
Net assets, at end of period	$145,802,532	$157,714,175	$184,524,591	$195,032,211	$200,989,308
Ratio of total expenses before waiver to average net assets	10.18%(7)	9.31%	9.58%	7.79%	5.12%(7)
Ratio of interest expenses to average net assets	4.73%	4.18%	3.59%	2.50%	1.04%(7)
Ratio of incentive fees to average net assets	(0.27)%	0.36%	1.71%	1.63%	0.75%(7)
Ratio of waiver of management and incentive fees to average net assets	0.28%	0.76%	—%	0.50%	1.57%(7)

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from May 8, 2014* through December 31, 2014
Ratio of net expenses to average net assets	9.90%	8.55%	9.58%	7.29%	3.55%(7)
Ratio of net investment income (loss) before waiver to average net assets	8.88%	9.67%	11.80%	9.13%	7.45%(7)
Ratio of net investment income (loss) after waiver to average net assets	8.60%	10.43%	11.80%	9.63%	9.02%(7)
Total Credit Facility payable outstanding	$28,536,441	$89,703,273	$39,133,273	$63,504,738	$62,499,154
Total Notes payable outstanding	$55,000,000	$55,000,000	$55,000,000	$40,000,000	$—
Asset coverage ratio(8)	2.7	2.1	3.0	2.9	4.2
Portfolio turnover rate	41%	32%	51%	24%	20%(5)

*
Commencement of operations.

(1)
The per share data was derived by using the average shares outstanding during the period.

(2)
The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of purchases or sales of the Company’s shares in relation to fluctuating market values for the portfolio.

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

(7)
Annualized, except for consulting fees.

(8)
Asset coverage ratio is equal to (i) the sum of  (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

15.   Tax Information
As of December 31, 2018, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:
Tax Cost	$253,878,346
Gross unrealized appreciation	79,553,373
Gross unrealized depreciation	(98,633,903)
Net unrealized investment depreciation	$(19,080,530)

As of December 31, 2017, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:
Tax Cost	$333,216,534
Gross unrealized appreciation	5,655,729
Gross unrealized depreciation	(51,317,718)
Net unrealized investment depreciation	$(45,661,989)

16.   Unconsolidated Significant Subsidiaries
In accordance with the SEC’s Regulation S-X and GAAP, the Company has two subsidiaries that are deemed to be “significant subsidiaries”. The Company has certain unconsolidated significant subsidiaries, FST Technical Services, LLC (“FST”) and Southern Technical College (“STI”), for which summarized financial information is presented below in aggregate as of and for the year ended December 31, 2018 and as of and for the year ended December 31, 2017.
Balance Sheet	As of December 31, 2018	Income Statement	For the year ended December 31, 2018
Current Assets	$15,536,556	Net Sales	$50,355,783
Noncurrent Assets	64,090,276	Gross Profit	12,732,260
Current Liabilities	10,838,139	Net Income/EBITDA	7,318,579
Noncurrent Liabilities	32,322,997
Balance Sheet	As of December 31, 2017	Income Statement	For the year ended December 31, 2017
Current Assets	$6,276,379	Net Sales	$19,716,632
Noncurrent Assets	18,281,690	Gross Profit	6,534,303
Current Liabilities	1,022,247	Net Income/EBITDA	3,339,407
Noncurrent Liabilities	14,003,599
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

17.   Selected Quarterly Financial Data (Unaudited)
	2018
	For the quarter ended December 31	For the quarter ended September 30	For the quarter ended June 30	For the quarter ended March 31
Total investment income	$6,979,385	$6,553,080	$7,253,950	$8,181,565
Total investment income per common share	0.52	0.48	0.53	0.58
Net investment income	3,690,986	2,965,656	3,483,588	3,776,160
Net investment income per common share	0.27	0.22	0.25	0.27
Net realized and unrealized gain (loss)	(2,550,805)	116,346	(5,722,599)	(237,200)
Net realized and unrealized (loss) gain per common share	(0.19)	0.01	(0.42)	(0.02)
Net increase (decrease) in net assets resulting from operations	1,140,181	3,082,002	(2,239,011)	3,538,960
Basic and diluted earnings per common share	0.08	0.23	(0.16)	0.25
Net asset value per common share at the end of quarter	11.13	11.08	11.01	11.22
	2017
	For the quarter ended December 31	For the quarter ended September 30	For the quarter ended June 30	For the quarter ended March 31
Total investment income	$8,201,431	$7,610,521	$8,338,109	$9,201,448
Total investment income per common share	0.58	0.53	0.61	0.68
Net investment income	4,044,773	4,843,375	4,843,375	4,592,616
Net investment income per common share	0.28	0.34	0.36	0.34
Net realized and unrealized (loss) gain	(17,413,043)	(6,454,859)	(9,996,441)	(3,561,538)
Net realized and unrealized (loss) gain per common share	(1.25)	(0.45)	(0.73)	(0.26)
Net (decrease) increase in net assets resulting from operations	(13,368,270)	(1,611,484)	(5,153,066)	1,031,078
Basic and diluted earnings per common share	(0.96)	(0.11)	(0.38)	0.08
Net asset value per common share at the end of quarter	11.09	12.27	12.73	13.43
	2016
	For the quarter ended December 31	For the quarter ended September 30	For the quarter ended June 30	For the quarter ended March 31
Total investment income	$10,899,771	$9,116,468	$10,639,969	$9,946,391
Total investment income per common share	0.81	0.68	0.79	0.74
Net investment income	6,119,155	4,786,793	5,898,346	5,604,892
Net investment income per common share	0.45	0.35	0.44	0.41
Net realized and unrealized (loss) gain	(1,195,769)	(6,629,320)	(4,503,177)	(1,291,134)
Net realized and unrealized (loss) gain per common share	(0.09)	(0.49)	(0.33)	(0.10)

	2016
	For the quarter ended December 31	For the quarter ended September 30	For the quarter ended June 30	For the quarter ended March 31
Net increase (decrease) in net assets resulting from operations	4,923,386	(1,842,527)	1,395,169	4,313,758
Basic and diluted earnings per common share	0.37	(0.14)	0.10	0.32
Net asset value per common share at the end of quarter	13.72	13.69	14.16	14.41
18.   Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.
Subsequent to December 31, 2018, the following activity occurred:
On January 3, 2019, we paid a dividend to shareholders of record as of December 29, 2018 of  $0.18 per share.
On January 15, 2019, we funded $5.0 million of the 2nd lien for Cambium Learning Group, Inc. at L + 8.5%.
On January 31, 2019, Epic Healthcare Staffing Intermediate Holdco, LLC repaid $3.6 million of the revolver.
On February 4, 2019, we funded $2.4 million to Aegis Toxicology Sciences Corporation, a first lien loan at L + 5.5%.
On February 8, 2019, Tunnel Hill (FKA City Carting) repaid its escrow shares for $0.8 million.
On February 8, 2019, FST Technical Services, LLC repaid its debt and equity for $13.6 million (consisting of the principal amount of  $13.4 million plus accrued interest) and $3.1 million, respectively.
On February 11, 2019, VVC Holding Corp. repaid its debt plus accrued interest in the amount of $6.0 million, plus a prepayment penalty of  $0.1 million.
On March 4, 2019, we were allocated a $3.0 million position in the first lien at L + 4.5% and a $2.0 million position in the second lien at L + 8.5% for Institutional Shareholder Services Inc. The second lien was funded on March 8, 2019.
On March 11, 2019, our Board of Directors approved the 2019 first quarter dividend of  $0.18 per share for shareholders of record March 29, 2019 and payable April 4, 2019.
On March 11, 2019, Vijay Rajguru resigned from his position as Chief Executive Officer of the Company, effective as of March 12, 2019, in connection with a transition in management at the Adviser, and our Board of Directors appointed Suhail A. Shaikh, a Co-President of the Company, to serve as Chief Executive Officer of the Company, effective as of March 12, 2019, in order to fill the vacancy created by Mr. Rajguru’s resignation. Mr. Rajguru will continue to serve the Company as Chairman of our Board of Directors. In connection with Mr. Shaikh’s appointment as Chief Executive Officer, Peter Glaser will continue to serve the Company as our sole President.

Item 9.   Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2018 (the end of the period covered by this report), our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the participation of various members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2018.
(c) Report of the Independent Registered Public Accounting Firm
This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
(d) Changes in Internal Control Over Financial Reporting
Management did not identify any change in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.
On March 11, 2019, Vijay Rajguru resigned from his position as Chief Executive Officer of the Company, effective as of March 12, 2019, in connection with a transition in management at the Adviser. Mr. Rajguru will continue to serve the Company as Chairman of the Board of Directors
In addition, on March 11, 2019, the Board appointed Suhail A. Shaikh, a Co-President of the Company, to serve as Chief Executive Officer of the Company, effective as of March 12, 2019, in order to fill the vacancy created by Mr. Rajguru’s resignation. In connection with Mr. Shaikh’s appointment as Chief Executive Officer, Peter Glaser will continue to serve the Company as its sole President.
Mr. Shaikh, 51, also serves as Managing Director and Head of U.S. Direct Lending at the Adviser. Mr. Shaikh previously served as a senior investment professional at Solar Capital Partners, LLC (“Solar”), a private credit fund advisor, from 2011 to 2018. Prior to Solar, Mr. Shaikh was in investment banking for over fifteen years as a leveraged finance specialist and financial sponsor banker, most recently as a Managing Director at Bank of America Merrill Lynch from 2005 to 2011. He previously worked at JPMorgan, CIBC and Bankers Trust. Mr. Shaikh has an M.B.A. from the Wharton School of Business and an A.B. from Middlebury College.
There is no arrangement or understanding between Mr. Shaikh and any other person pursuant to which he was appointed as Chief Executive Officer of the Company, nor is there any family relationship between Mr. Shaikh and any of the Company’s directors or other executive officers. Further, with regard to Mr. Shaik, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

PART III
We intend to file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
We have adopted a code of business conduct that applies to our directors, officers and employees, if any. This code of business conduct is published on our website at www.alcentracapital.com. We intend to disclose any future amendments to, or waivers from, this code of business conduct within four business days of the waiver or amendment through a current report on Form 8-K.
Item 11.   Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 14.   Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV
Item 15.   Exhibits, Financial Statement Schedules
a. Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:
b. Exhibit List
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:
3.1	Articles of Amendment and Restatement of Alcentra Capital Corporation (the “Registrant”)(1)
3.2	Amended and Restated Bylaws(23)
4.1	Form of Stock Certificate(4)
4.2	Form of Base Indenture(6)
4.3	Statement of Eligibility of Trustee on Form T-1(5)
4.4	Form of Supplemental Indenture(6)
4.5	Form of First Supplemental Indenture relating to the Alcentra Capital Internotes® 6.500% Notes due 2022(6)
4.6	Form of Global Note relating to the Alcentra Capital Internotes® 6.500% Notes due 2022 (included as Exhibit A to the Form of First Supplemental Indenture)(6)
4.7	Form of Second Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(7)
4.8	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Second Supplemental Indenture)(7)
4.9	Form of Third Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(8)
4.10	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Third Supplemental Indenture)(8)
4.11	Form of Fourth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(9)

4.12	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Fourth Supplemental Indenture)(9)
4.13	Form of Fifth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(10)
4.14	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Fifth Supplemental Indenture)(10)
4.15	Form of Sixth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2020(11)
4.16	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2020 (included as Exhibit A to the Form of Sixth Supplemental Indenture)(12)
4.17	Form of Seventh Supplemental Indenture relating to the Alcentra Capital Internotes® 6.750% Notes due 2022(11)
4.18	Form of Global Note relating to the Alcentra Capital Internotes® 6.750% Notes due 2022 (included as Exhibit A to the Form of Seventh Supplemental Indenture(11)
4.19	Form of Eighth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.25% Notes due 2020(12)
4.20	Form of Global Note relating to the Alcentra Capital Internotes® 6.25% Notes due 2020 (included as Exhibit A to the Form of Eighth Supplemental Indenture)(12)
4.21	Form of Ninth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.50% Notes due 2020(12)
4.22	Form of Global Note relating to the Alcentra Capital Internotes® 6.50% Notes due 2020 (included as Exhibit A to the Form of Ninth Supplemental Indenture)(12)
4.23	Form of Tenth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.50% Notes due 2021(14)
4.24	Form of Global Note relating to the Alcentra Capital Internotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Tenth Supplemental Indenture)(14)
4.25	Form of Eleventh Supplemental Indenture relating to the Alcentra Capital Internotes® 6.50% Notes due 2021(15)
4.26	Form of Global Note relating to the Alcentra Capital Internotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Eleventh Supplemental Indenture)(15)
4.27	Form of Twelfth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.50% Notes due 2021(16)
4.28	Form of Global Note relating to the Alcentra Capital Internotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Twelfth Supplemental Indenture)(16)
4.29	Form of Thirteenth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2021(17)
4.30	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Thirteenth Supplemental Indenture)(17)
4.31	Form of Fourteenth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2021(18)
4.32	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Fourteenth Supplemental Indenture)(18)
4.33	Form of Fifteenth Supplemental Indenture relating to the Alcentra Capital Internotes® 6.375% Notes due 2021(19)
4.34	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Fifteenth Supplemental Indenture)(19)

4.35	Form of Sixteenth Supplemental Indenture relating to the Alcentra Capital® Internotes 6.375% Notes due 2021(20)
4.36	Form of Global Note relating to the Alcentra Capital Internotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Sixteenth Supplemental Indenture)(20)
4.37	Form of Seventeenth Supplemental Indenture relating to the Alcentra Capital® Internotes 6.25% Notes due 2021(21)
4.38	Form of Global Note relating to the Alcentra Capital Internotes® 6.25% Notes due 2021 (included as Exhibit A to the Form of Seventeenth Supplemental Indenture)(21)
4.39	Form of Eighteenth Supplemental Indenture relating to the Alcentra Capital® Internotes 6.25% Notes due 2021(22)
4.40	Form of Global Note relating to the Alcentra Capital Internotes® 6.25% Notes due 2021 (included as Exhibit A to the Form of Eighteenth Supplemental Indenture)(22)
4.41	Form of Warrant Certificate and Warrant Agreement(13)
4.42	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock(13)
10.1	Form of Dividend Reinvestment Plan(3)
10.2	Amended and Restated Investment Advisory Agreement, dated as of May 4, 2018 by and between the Registrant and Alcentra NY, LLC(24)
10.3	Fee Waiver Letter, dated as of May 4, 2018 by and between the Registrant and Alcentra NY, LLC(24)
10.4	Form of Letter Agreement between the Registrant and Alcentra NY, LLC(3)
10.5	Form of Custodian Agreement between the Registrant and State Street Bank and Trust Company(4)
10.6	Form of Master Administration and Accounting Agreement between the Registrant and State Street Bank and Trust Company(4)
10.7	Form of License Agreement between the Registrant and Alcentra NY, LLC(2)
10.8	Form of Registration Rights Agreement between the Registrant and BNY Mellon-Alcentra Mezzanine III, L.P.(2)
10.9	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 21, 2018 by and among the Company, as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, Arranger and Bookrunner(25)
10.10	Amended and Restated Guarantee, Pledge and Security Agreement, dated as of September 21, 2018 by and among the Company, as borrower, the Subsidiary Guarantors party thereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders, each Financing Agent and Designated Indebtedness Holder party hereto, and ING Capital LLC as Collateral Agent(25)
10.11	Form of Selling Agent Agreement, by and among Alcentra Capital Corporation, Alcentra NY, LLC and Incapital LLC(6)
10.12	Form of Indemnification Agreement(23)
21.1	Subsidiaries of the Registrant: Alcentra BDC Equity Holdings, LLC — Delaware
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

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

(12)
Previously filed in connection with Post-Effective Amendment No. 8 to the Registrant’s Registration Statement on Form N-2 (File No. 333-199622) filed on April 15, 2015 and incorporated by reference herein.

(13)
Previously filed in connection with the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-205154) filed on December 21, 2015 and incorporated herein by reference.

(14)
Previously filed in connection with the Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-205154) filed on February 4, 2016 and incorporated herein by reference.

(15)
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

(23)
Previously filed in connection with the Registrant’s Form 10-K (File No. 814-01064), filed on March 14, 2018, and incorporated herein by reference.

(24)
Previously filed in connection with the Registrant’s quarterly report on Form 10-Q for the period ended March 31, 2018, filed on May 7, 2018, and incorporated herein by reference.

(25)
Previously filed in connection with the Registrant’s Form 8-K (File No. 814-01064), filed on September 24, 2018, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALCENTRA CAPITAL CORPORATION
Date: March 11, 2019	/s/ Vijay Rajguru Name: Vijay Rajguru Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.
Date: March 11, 2019	/s/ Vijay Rajguru Name: Vijay Rajguru Chief Executive Officer, (Principal Executive Officer) and Chairman
Date: March 11, 2019	/s/ Ellida McMillan Ellida McMillan Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: March 11, 2019	/s/ Frederick Van Zijl Frederick Van Zijl Director
Date: March 11, 2019	/s/ Douglas J. Greenlaw Douglas J. Greenlaw Director
Date: March 11, 2019	/s/ Edward Grebow Edward Grebow Director
Date: March 11, 2019	/s/ William H. Wright II William H. Wright II Director