Form 10-K/A
period 2018-12-31
Alcentra Capital Corp
filed 2019-04-30
CIK 1578620

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 12,875,566 shares of the Registrant’s common stock outstanding as of April 30, 2019.

ALCENTRA CAPITAL CORPORATION

FORM 10-K/A FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2018

Explanatory Note

On March 12, 2019, Alcentra Capital Corporation (the “Company,” “we,” “our” or “us”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Report”). This Amendment No. 1 (the “Form 10-K/A”) amends Part III, Items 10 through 14, of the Original Report to include information previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year. We will not file a definitive proxy statement with the SEC within 120 days of the end of our fiscal year ended December 31, 2018. Accordingly, Part III of the Original Report is hereby amended to add the information set forth below. Terms previously defined in the Original Report have the same meanings in this Form 10-K/A unless indicated otherwise.

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

Except as described above, no other changes have been made to the Original Report. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after March 12, 2019, the date of the Original Report, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

i

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Director and Executive Officer Information

Our business and affairs are managed under the direction of our Board of Directors (the “Board”). The number of directors on the Board is currently fixed at five directors and is divided into three classes. Directors are elected for a staggered term of three years each, with a term of office of one of the three classes of directors expiring each year. Each director will hold office for the term to which he or she is elected or until his successor is duly elected and qualified.

Certain information with respect to the directors of the Company is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, and the year in which each person became a director.

For purposes of this presentation, our directors have been divided into two groups – independent directors and interested directors. Interested directors are “interested persons” as defined in the Investment Company Act of 1940 (the “1940 Act”). Vijay Rajguru is an interested director of the Company because he serves as an officer of Alcentra NY LLC, our investment adviser (the “Adviser”), and has a direct pecuniary interest in the Adviser.

Directors

Name	Age	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years	Other Directorships Held During Past 5 Years	Director Since	Term Expires
Interested Director

Vijay Rajguru	56	Chairman of the Board	Chief Executive Officer of the Company from June 2018 to March 2019; Global Chief Investment Officer for the Adviser since September 2017; Partner at GoldenTree Asset Management from March 2007 through March 2017; Managing Director and Head of Loan Capital Markets at Barclays Capital from September 1990 through March 2007	None	2018	2019

Name	Age	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years	Other Directorships Held During Past 5 Years	Director Since	Term Expires
Independent Directors

Edward Grebow	69	Director	Managing Director of Lakewood Advisors, LLC, a financial consultancy firm, since April 2018; Managing Director of TriArtisan Capital Advisors LLC, an investment and merchant bank, from November 2013 to March 2018; President and Chief Executive Officer of Amalgamated Bank, a commercial bank, from April 2011 to November 2013	Director and Chairman of the audit committee of the board of directors of Diamond Offshore Drilling, Inc. (NYSE: DO), since July 2009; Director of Xenith Bankshares (NASDAQ: XBKS) from September 2016 to January 2018; Director of College Avenue Student Loans, a private student loan company, since 2017; Trustee of WNET, a public television network, since 2006	2016	2021

Douglas J. Greenlaw	73	Director	Chief Executive Officer of Greenlaw Investments, Inc., a private equity company, since 1998; Chairman of Community Journals, LLC, a community newspaper, since 1999; National Commander of the Military Order of the Purple Heart, USA since August 2018; Chief Executive Officer of OneMinuteNews.com, an internet news company, since 2010; Chairman and Chief Executive Officer of Greenlaw-Marshall Communications, a company that operates small market television companies, from 2005 through 2014	None	2014	2019

William H. Wright II	59	Director	Advisory Director of Virtus Global Dividend & Income Fund (NYSE: ZTR), a mutual fund, since July 2016; Advisory Director of Virtus Global Multi-Sector Income Fund (NYSE:VGI), since July 2016; Advisory Director of Virtus Total Return Fund (NYSE: ZF), since July 2016; Advisory Director of Duff & Phelps Select Energy MLP Fund (NYSE: DSE), a mutual fund, since July 2016; Trustee of Doris Duke Charitable Foundation, a foundation, since May 2017; Trustee of Mount Sinai Health System and Icahn School of Medicine, a healthcare and medical education system, since December 1999	Director and Audit Committee Chair of Zweig Fund, a mutual fund, from May 2013 through July 2016; Director and Audit Chair of Zweig Total Return Fund, a mutual fund, from May 2013 through July 2016	2018	2020
					2018	2021
Frederick Van Zijl	57	Director	President of RVZ Strategic Advisors, LLC, a consulting firm, since August 2012; acting CEO of Wonder Natural Foods, Inc., a natural food market, since May 2018	Director of Midwest Energy Emissions Corp., a chemical corporation, since October 2018

The business address of the directors listed above is c/o Alcentra Capital Corporation, 200 Park Avenue, 7th Floor, New York, New York 10166.

Executive Officers Who Are Not Directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years
Suhail A. Shaikh	51	Chief Executive Officer	Co-President of the Company from June 2018 to March 2019; Managing Director and Head of U.S. Direct Lending at the Adviser; Senior Investment Professional at Solar Capital Partners, a private credit fund advisor, from 2011 to 2018; Managing Director at Bank of America Merrill Lynch from 2005 to 2011

Peter M. Glaser	53	President	President of the Company since March 2019; Co-President of the Company from June 2018 through March 2019; Managing Director of the Adviser since May 2018; Co-Head of European Direct Lending at the Adviser since January 2019; Co-Head of US Direct Lending at the Adviser from May 2018 through January 2019; Member with Kohlberg Kravis Roberts & Co., an investment firm, from October 2010 through April 2017

Ellida McMillan	51	Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary	Chief Financial Officer and Chief Operating Officer of the Company since April 2017; Treasurer and Secretary of the Company since November 2013; Chief Accounting Officer of the Company from November 2013 through April 2017; Consultant with Tatum US, a financial and technology consulting and advisory firm, from March 2012 to November 2013; owner of McMillan Consulting from 2007 to 2012

Steven Levinson	53	Chief Compliance Officer	Chief Compliance Officer of the Company since 2014; Chief Compliance Officer of the Adviser since 2011; Director of Hebrew Academy of the Five Towns and Rockaway

 The business address of the executive officers listed above is c/o Alcentra Capital Corporation, 200 Park Avenue, 7th Floor, New York, New York 10166.

The Board considers whether each of the directors is qualified to serve as a director, based on a review of the experience, qualifications, attributes and skills of each director, including the biographical information described above. The nominating and corporate governance committee and the Board also considers whether each director has significant experience in the investment or financial services industries and has held management, board or oversight positions in other companies and organizations. In addition, the nominating and corporate governance committee and the Board focused on the following particular attributes:

Edward Grebow: We believe Mr. Grebow’s broad experience in commercial and investment banking, private equity, insurance and financial services enables him to provide the Board and its committees with valuable insight.

Douglas J. Greenlaw: We believe that Mr. Greenlaw’s depth of experience in corporate managerial positions brings important and valuable skills to the Board and its committees.

William H. Wright II: We believe Mr. Wright’s years of service as a director of various organizations, his extensive financial experience and training and managerial skills bring valuable skills and knowledge of best practices to the Board and its committees.

Frederick Van Zijl: We believe that Mr. Van Zijl’s experience with deep credit, corporate finance, and capital markets experience as a banker and his years as an investor provides valuable insight and skills to the Board and its committees.

Vijay Rajguru: We believe Mr. Rajguru’s leveraged finance experience and his prior service to the Company as its Chief Executive Officer brings important and valuable skills to the Board and help to assist in the oversight of our strategic goals.

Board Leadership Structure

The Board has designated a lead independent director whose duties include, among other things, chairing executive sessions of the independent directors, acting as a liaison between the independent directors and the Company’s management, facilitating communication among the independent directors and the Company's counsel, reviewing and commenting on Board and committee meeting agendas and calling additional meetings of the independent directors as appropriate. Mr. Greenlaw currently serves as our lead independent director.

Our corporate governance practices include regular meetings of the independent directors in executive session without the presence of management, the establishment of an audit committee, a compensation committee, a valuation committee and a nominating and corporate governance committee, each of which is comprised solely of independent directors, and the appointment of a Chief Compliance Officer, with whom the independent directors meet without the presence of interested directors and other members of management, for administering our compliance policies and procedures.

The Board believes that its leadership structure is appropriate in light of our characteristics and circumstances because the structure allocates areas of responsibility among the individual directors and the committees in a manner that affords effective oversight. Specifically, the Board believes that the relationship of Mr. Rajguru, the Chairman of the Board, with the Adviser provides an effective bridge between the Board and management, and encourages an open dialogue between management and the Board, ensuring that these groups act with a common purpose to the benefit of our stockholders. The Board also believes that the current size of the Board creates a highly efficient governance structure that provides ample opportunity for direct communication and interaction between our management, the Adviser and the Board.

Board’s Role in Risk Oversight

Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified and mitigated, and, as applicable, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

Corporate Governance

Committees of the Board

The Board met 11 times during the fiscal year 2018. Each director attended at least 75% of the total number of meetings of the Board and the committees on which such director served that were held during fiscal year 2018 while the director was a member. Please refer to Item 11. “Executive Compensation – Director Compensation” for details regarding the portions of fiscal year 2018 during which certain individuals served on the Board.

We require each director to make a diligent effort to attend all board and committee meetings as well as each annual meeting of our stockholders. All of our then-current directors attended our 2018 annual meeting of stockholders. The Board has established an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”), a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”), and a valuation committee (the Valuation Committee”) and may establish ad hoc committees or working groups from time to time to assist the Board in fulfilling its oversight responsibilities, and the independent directors may receive fees and be reimbursed for reasonable out-of-pocket expenses incurred in connection therewith. In connection with the Board’s review of strategic alternatives, the Board has established a Committee of Independent Directors, which is comprised of each of the Board’s independent directors.

The scope of the responsibilities assigned to each of the Board’s standing committees is discussed in greater detail below.

Audit Committee

The members of the Audit Committee are Messrs. Grebow, Van Zijl, Wright, and Greenlaw, each of whom meets the independence standards established by the SEC and the Nasdaq Listing Rules and is independent for purposes of the 1940 Act. Mr. Grebow serves as chairman of the Audit Committee. The Board has determined that Mr. Grebow is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The Audit Committee is responsible for approving our independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The Audit Committee met 4 times during the 2018 fiscal year.

Valuation Committee

The members of the Valuation Committee are Messrs. Van Zijl, Grebow, Wright, and Greenlaw. Mr. Van Zijl serves as chairman of the Valuation Committee. The Valuation Committee is responsible for aiding our board of directors in determining the fair value of our portfolio investments that are not publicly traded or for which current market values are not readily available. The Board and the Valuation Committee utilize the services of independent valuation firms to help them determine the fair value of certain investments. The Valuation Committee met 8 times during the 2018 fiscal year.

Compensation Committee

The members of the Compensation Committee are Messrs. Wright, Grebow, Greenlaw, and Van Zijl. Mr. Wright serves as chairman of the Compensation Committee. The Compensation Committee is responsible for overseeing our compensation policies generally and overseeing and setting compensation for our directors and, as applicable, our executive officers. The Compensation Committee also prepares, as applicable, the report on executive officer compensation that SEC rules require to be included in our annual proxy statement. As none of our executive officers is currently compensated by us, the Compensation Committee does not produce a report on executive compensation practices. The Compensation Committee met 3 times during the 2018 fiscal year.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Messrs. Greenlaw, Grebow, Van Zijl, and Wright. Mr. Greenlaw serves as chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management.

The Nominating and Corporate Governance Committee will consider nominees to the Board recommended by a stockholder if such stockholder complies with the advance notice provisions of our bylaws. Our bylaws provide that a stockholder who wishes to nominate a person for election as a director at a meeting of stockholders must deliver written notice to our corporate secretary and comply with the other requirements contained in our bylaws, including supporting documentation and other information such as, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act. Please refer to our bylaws for more information.

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying individuals for election as members of the Board, but the committee considers such factors as it may deem are in our best interests and those of our stockholders. Those factors may include a person’s differences of viewpoint, professional experience, education and skills, as well as his or her race, gender and national origin. In addition, as part of the Board’s annual-self assessment, the members of the Nominating and Corporate Governance Committee evaluate the membership of the Board and whether the Board maintains satisfactory policies regarding membership selection. The Nominating and Corporate Governance Committee met 6 times during the 2018 fiscal year.

Corporate Governance Documents

We maintain a corporate governance webpage at the “Investor Relations” link at www.alcentracapital.com.

Our Code of Business Conduct and committee charters are available at our corporate governance webpage at www.alcentracapital.com and are also available to any stockholder who requests them by writing to our Secretary, Ellida McMillan, at Alcentra Capital Corporation, 200 Park Avenue, 7th Floor, New York, New York 10166.

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

In order to evaluate the materiality of any such relationship, the Board uses the definition of director independence set forth in the Nasdaq Listing Rules. Section 5605 provides that a director of a business development company shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company or the Adviser.

The Board has determined that each of the directors is independent and has no relationship with the Company, except as a director and stockholder of the Company, with the exception of Mr. Rajguru.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers, and any persons holding more than 10% of our common stock, are required to report their beneficial ownership and any changes therein to the SEC and us. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and information provided to us by such persons, we believe that, with respect to the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Item 11.   Executive Compensation

None of our executive officers is currently compensated directly by us. We do not currently have any employees. Our day-to-day operations are managed by the Adviser.

The compensation of the Chief Financial Officer and the Chief Compliance Officer and their respective staffs is paid by the Adviser, subject to reimbursement by us of the allocable portion of such compensation for services rendered by them to us.

Director Compensation

For the year ended December 31, 2018, our independent directors received an annual fee of $40,000. They also received $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person each Board meeting and $1,000 for each Board meeting they participated in telephonically. In addition, each independent director received $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Valuation Committee meeting attended in person or telephonically. The chair of the Audit Committee received an annual fee of $10,000, and the respective chairs of the Compensation Committee, the Nominating and Corporate Governance Committee and the Valuation Committee each received an annual fee of $5,000. The Lead Independent Director also received an annual fee of $15,000.

In connection with the Board’s review of strategic alternatives, the Board established a Committee of Independent Directors during 2018, which is comprised of each of the Board’s independent directors and met throughout 2018 on a periodic basis. Effective April 2018, each member of the Committee of Independent Directors received a monthly fee of $1,000, and the chair of the Committee of Independent Directors received an additional monthly retainer of $5,000 for his services as chair and the increased responsibilities associated therewith. Effective November 2018, each member of the Committee of Independent Directors receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each meeting of the committee attended in person or telephonically. In addition, the chair of the Committee of Independent Directors, Edward Grebow, receives a monthly retainer of $4,000 for his services as chair and the increased responsibilities associated therewith.

We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers.

For the year ended December 31, 2018, the Company recorded directors’ fee expense of $428,161, of which $36,125 was payable at December 31, 2018. The following table shows information regarding the compensation received by our current and former independent directors for the fiscal year ended December 31, 2018. No compensation is paid to directors who are employees of the Adviser for their service as directors.

Name	Aggregate Cash Compensation from Alcentra Capital Corporation(1)	Total Compensation from Alcentra Capital Corporation Paid to Director(2)
Interested Directors
Paul J. Echausse(3)	—	—
Paul Hatfield(4)	—	—
David Scopelliti(5)	—	—
Vijay Rajguru(6)	—	—
Independent Directors
T. Ulrich Brechbühl(7)	$49,250	$49,250
Edward Grebow	$123,215	$123,215
Douglas J. Greenlaw	$105,288	$105,288
Steven H. Reiff(8)	$78,750	$78,750
William H. Wright II(9)	$19,694	$19,694
Frederick Van Zijl(9)	$19,889	$19,889

 ___________

(1)	For a discussion of the independent directors’ compensation, see above.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
(3)	Mr. Echausse resigned from the Board effective January 8, 2018.
(4)	Mr. Hatfield resigned from the Board effective May 4, 2018.
(5)	Mr. Scopelliti resigned from the Board effective June 22, 2018.
(6)	Mr. Rajguru was appointed to the Board effective May 4, 2018.
(7)	Mr. Brechbühl resigned from the Board effective May 1, 2018.
(8)	Mr. Reiff resigned from the Board effective June 25, 2018.
(9)	Messrs. Wright and Van Zijl were each appointed to the Board effective September 16, 2018.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 30, 2019, certain ownership information with respect to shares of the our common stock for each of our current directors, executive officers and directors and executive officers as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock. With respect to persons known to us to beneficially own 5% or more of the outstanding shares of our common stock, such knowledge is based on beneficial ownership filings made by the holders with the SEC and other information known to us. The percentage ownership is based on 12,875,566 shares of common stock outstanding as of April 30, 2019.

Unless otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder, except to the extent authority is shared by their spouses under applicable law. Unless otherwise indicated, the address of all of our executive officers and directors is c/o Alcentra Capital Corporation, 200 Park Avenue, 7th Floor, New York, NY 10166.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)		Percentage of Class
5% Owners
The Stillwell Group(2)	1,101,491	(3)	8.6%
Caxton Corporation(4)	767,000		6.0%
San Bernardino County Employees’ Retirement Association(5)	725,499		5.6%
The Bank of New York Mellon Corporation(6)	682,521		5.3%
Directors
Vijay Rajguru	__		__
Edward Grebow	36,708	(7)	*
Douglas J. Greenlaw	1,000		*
Frederick Van Zijl	__		__
William H. Wright II	__		-__
Non-Director Executive Officers
Steven Levinson	__		__
Ellida McMillan	2,600		*
Peter M. Glaser	37,000		*
Suhail A. Shaikh	37,000		*
Executive officers and directors as a group (9 persons)	114,308		*

*	Represents less than 1%.

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Based on Amendment No. 6 to Schedule 13D filed with the SEC jointly by Stilwell Value Partners VII, L.P., a Delaware limited partnership (“Stilwell Value Partners VII”); Stilwell Activist Fund, L.P., a Delaware limited partnership ("Stilwell Activist Fund"); Stilwell Activist Investments, L.P., a Delaware limited partnership ("Stilwell Activist Investments"); Stilwell Associates, L.P., a Delaware limited partnership (“Stilwell Associates”); Stilwell Value LLC, a Delaware limited liability company (“Stilwell Value LLC”), and the general partner of Stilwell Value Partners VII, Stilwell Activist Fund, Stilwell Activist Investments, and Stilwell Associates; and Joseph Stilwell, the managing member and owner of Stilwell Value LLC (collectively, the “Stilwell Group”) on April 4, 2019 (the “Stilwell Group Schedule 13D”). The principal business address of the Stilwell Group is 111 Broadway, 12th Floor, New York, New York 10006. Stilwell Value Partners VII, Stilwell Activist Fund, Stilwell Activist Investments, Stilwell Associates, Stilwell Value LLC and Joseph Stilwell share power to vote or direct the vote of and dispose or direct the disposition of 1,101,491 shares of our common stock.

(3)	Excludes cash-settled swaps disclosed in the Stilwell Group Schedule 13D representing economic exposure to an aggregate of 233,831 shares of our common stock.

(4)	Based on the Schedule 13G filed with the SEC jointly by Caxton Corporation and Bruce S. Kovner on February 4, 2019. The principal business address of Caxton Corporation and Mr. Kovner is 731 Alexander Road, Building 2, Suite 500, Princeton, New Jersey 08540. Caxton Corporation and Mr. Kovner share power to vote or direct the vote of and dispose or direct the disposition of 767,000 shares of our common stock.

(5)	SBCERA’s principal business address is 348 W. Hospitality Lane, Third Floor, San Bernardino, California 92415.

(6)	Based on the Schedule 13D filed with the SEC by The Bank of New York Mellon Corporation (“BNYMC”) on July 16, 2018 (the “BNYMC Schedule 13D”). Based on the BNYMC Schedule 13D, BNYMC shares voting power with respect to 676,522 shares of our common stock beneficially owned by Alcentra Limited, the Adviser, Clareant Global Credit Alternatives Fund and BNY Mellon, National Association and shares dispositive power with respect to 682,521 shares of our common stock beneficially owned by such entities. The principal business address of BNYMC is 240 Greenwich Street, New York, NY 10286.

(7)	Mr. Grebow is deemed to have beneficial ownership of (i) 500 shares of our common stock held by the Madeline Grebow Children’s Trust and (ii) 36,208 shares of our common stock held directly by Mr. Grebow.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of April 30, 2019. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name	Dollar Range of Equity Securities Beneficially Owned(1)(2)(3)
Vijay Rajguru	none
Edward Grebow	over $100,000
Douglas J. Greenlaw	$1 – $10,000
William H. Wright II	none
Frederick Van Zijl	none

(1)	Dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000

(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act

(3)	The dollar range of equity securities beneficially owned is based on a closing price of $8.50 on April 29, 2019 on the Nasdaq Global Select Market. Beneficial ownership has been determined in accordance Rule 16a-1(a)(2) of the Exchange Act.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

 Advisory Agreement

We have entered into an amended and restated investment advisory agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Adviser manages our day-to-day operations, provides investment advisory services to us, furnishes us with office facilities and equipment and provides us with clerical, recordkeeping and other administrative services at such facilities. Under the Advisory Agreement, the Adviser also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

Pursuant to the Advisory Agreement, we have agreed to pay the Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. Payments made under the Advisory Agreement to the Adviser for the provision of administrative services are equal to an amount based upon our allocable portion (subject to the review of the Board) of the Adviser’s fees and expenses in performing its obligations under the Advisory Agreement, including the fees and expenses associated with performing financial reporting and compliance functions. These reimbursable fees and expenses include the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.

We paid the Adviser approximately $4.4 million for the year ended December 31, 2018, which amount includes management fees and any reimbursements made pursuant to the Advisory Agreement. There were no incentive fees paid to the Adviser during fiscal year 2018.

License Agreement

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

Review, Approval or Ratification of Transactions with Related Person

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. As a BDC, the 1940 Act restricts the Company from participating in certain transactions with certain persons affiliated with the Company, including our officers, directors, and employees and any person controlling or under common control with us. In addition, each of our directors and executive officers is required to complete questionnaire on an annual basis designed to elicit information about any potential related-party transactions.

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

The Board has determined that each of the directors is independent and has no relationship with the Company, except as a director and stockholder of the Company, with the exception of Mr. Rajguru due to his relationship with the Adviser.

Item 14.   Principal Accountant Fees and Services

Independent Auditor’s Fees

The following table presents fees billed to the Company for the fiscal years ended December 31, 2018 and December 31, 2017 by the Company’s principal accounting firm, KPMG LLP.

	Fiscal Year Ended December 31, 2018	Fiscal Year Ended December 31, 2017
Audit Fees	$387,100	$455,340
Audit-Related Fees	$—	$—
Tax Fees	—	—
All Other Fees	—	$—
Total Fees:	$387,100	$455,340

Audit Fees.  Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees.  Tax fees consist of fees for tax compliance services provided in connection with the preparation and review of our tax returns.

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

ALCENTRA CAPITAL CORPORATION
Date: April 30, 2019	/s/ Suhail A. Shaikh
Name: Suhail A. Shaikh
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: April 30, 2019	/s/ Suhail A. Shaikh
Suhail A. Shaikh
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2019	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: April 30, 2019	/s/ Vijay Rajguru
Vijay Rajguru
Chairman of the Board

Date: April 30, 2019	/s/ Frederick Van Zijl
Frederick Van Zijl
Director

Date: April 30, 2019	/s/ Douglas J. Greenlaw
Douglas J. Greenlaw
Director

Date: April 30, 2019	/s/ Edward Grebow
Edward Grebow
Director

Date: April 30, 2019	/s/ William H. Wright II
William H. Wright II
Director

