Form 10-Q
period 2019-03-31
Alcentra Capital Corp
filed 2019-05-06
CIK 1578620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-36447

ALCENTRA CAPITAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-2961489
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, 7 th Floor
New York, NY	10166
(Address of Principal Executive Offices)	(Zip Code)

(212) 922-8240

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	ABDC	The NASDAQ Global Select Market

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

There were 12,875,566 shares of the Registrant’s common stock outstanding as of May 6, 2019.

ALCENTRA CAPITAL CORPORATION

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Assets and Liabilities

	As of March 31, 2019 (Unaudited)	As of December 31, 2018
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $206,648,256 and $212,280,172, respectively)	$199,599,456	$205,411,779
Non-controlled, affiliated investments, at fair value (cost of $26,482,025 and $26,385,612, respectively)	14,149,845	12,980,016
Controlled, affiliated investments, at fair value (cost $0 and $15,212,562, respectively)	—	16,406,021
Cash	4,362,418	11,049,499
Dividends and interest receivable	1,241,095	454,883
Receivable for investments sold	7,797,809	644,733
Deferred financing costs	1,160,277	1,366,393
Deferred tax asset	5,132,895	5,385,694
Prepaid expenses and other assets	46,075	79,410
Total Assets	$233,489,870	$253,778,428

Liabilities
Credit facility payable	$28,568,305	$28,536,441
Notes payable (net of deferred note offering costs of $752,071 and $855,433, respectively)	54,247,929	54,144,567
Payable for investments purchased	—	18,550,000
Other accrued expenses and liabilities	466,521	535,096
Directors’ fees payable	130,000	36,125
Professional fees payable	661,207	554,173
Interest and credit facility expense payable	1,529,992	1,069,139
Management fee payable	721,348	765,659
Income-based incentive fees payable	403,672	890,796
Distributions payable	2,433,102	2,433,102
Unearned structuring fee revenue	59,540	81,643
Income tax liability	412,944	379,155
Total Liabilities	89,634,560	107,975,896

Commitments and Contingencies (Note 12)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 12,875,566 and 13,105,295 shares issued and outstanding, respectively)	12,876	13,105
Additional paid-in capital	197,118,476	198,594,662
Distributable earnings (accumulated loss)	(53,276,042)	(52,805,235)
Total Net Assets	143,855,310	145,802,532
Total Liabilities and Net Assets	$233,489,870	$253,778,428
Net Asset Value Per Share	$11.17	$11.13

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Operations

	For the three months ended March 31, 2019 (Unaudited)	For the three months ended March 31, 2018 (Unaudited)
Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$5,806,309	$5,742,386
Paid-in-kind interest income from portfolio investments	84,504	199,650
Other income from portfolio investments	107,757	1,507,304
Dividend income from portfolio investments	—	30,756
From non-controlled, affiliated investments:
Interest income from portfolio investments	36,479	77,453
Paid in-kind income from portfolio investments	96,413	123,126
Other income from portfolio investments	—	—
From controlled, affiliated investments:
Interest income from portfolio investments	208,538	500,890
Paid in-kind income from portfolio investments	—	—
Other income from portfolio investments	87,116	—
Total investment income	6,427,116	8,181,565

Expenses:
Management fees	865,618	1,234,863
Income-based incentive fees/(reversal of accruals)	(487,124)	—
Professional fees	625,229	354,070
Valuation services	71,250	63,971
Interest and credit facility expense	1,417,450	1,694,887
Amortization of deferred financing costs	206,116	103,981
Directors’ fees	159,676	96,202
Insurance expense	55,835	55,988
Amortization of deferred note offering costs	133,363	126,694
Consulting fees	111,601	305,038
Excise tax	468,432	329,575
Other expenses	62,448	40,136
Total expenses	3,689,894	4,405,405
Waiver of management fees	(144,270)	—
Net expenses	3,545,624	4,405,405
Net investment income and foreign currency transactions	2,881,492	3,776,160

Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(1,715,758)	(14,815)
Non-controlled, affiliated investments	—	—
Controlled, affiliated investments	1,193,458	—
Foreign currency transactions	40,416	—
Net realized gain (loss) from portfolio investments and foreign currency transactions	(481,884)	(14,815)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(180,407)	(333,426)
Non-controlled, affiliated investments	1,073,416	(107,374)
Controlled, affiliated investments	(1,193,459)	220,904
Foreign currency translation	115,935	—
Net change in unrealized appreciation (depreciation) from portfolio investments and foreign currency translation	(184,515)	(219,896)
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	(252,798)	(2,489)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	(919,197)	(237,200)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,962,295	$3,538,960

Basic and diluted:
Net investment income per share	$0.22	$0.27
Earnings (loss) per share	$0.15	$0.25
Weighted Average Shares of Common Stock Outstanding	12,906,379	14,198,651
Dividends declared per common share	$0.180	0.180

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2017	14,222,945	$14,223	$206,570,701	$(48,870,749)	$157,714,175
Increase (decrease) in net assets resulting from operations
Net investment income	-	-	-	3,776,160	3,776,160
Net realized gain (loss) on investments and foreign currency transactions	-	-	-	(14,815)	(14,815)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	-	-	-	(219,896)	(219,896)
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	-	-	-	(2,489)	(2,489)
Shareholder distributions:
Repurchase of common stock	(212,571)	(213)	(1,510,392)	-	(1,510,605)
Distributions to shareholders	-	-	-	(2,560,130)	(2,560,130)
Total increase (decrease) for the three months ended March 31, 2018	(212,571)	(213)	(1,510,392)	978,830	(531,775)
Balance at March 31, 2018	14,010,374	$14,010	$205,060,309	$(47,891,919)	$157,182,400

Balance at December 31, 2018	13,105,295	$13,105	$198,594,662	$(52,805,235)	$145,802,532
Increase (decrease) in net assets resulting from operations
Net investment income	-	-	-	2,881,492	2,881,492
Net realized gain (loss) on investments and foreign currency transactions	-	-	-	(481,884)	(481,884)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	-	-	-	(184,515)	(184,515)
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	-	-	-	(252,798)	(252,798)
Shareholder distributions:
Issuance of common stock	-	-	-	-	-
Issuance of common shares pursuant to dividend reinvestment plan	-	-	-	-	-
Repurchase of common stock	(229,729)	(229)	(1,476,186)	-	(1,476,415)
Distributions to shareholders	-	-	-	(2,433,102)	(2,433,102)
Total increase (decrease) for the three months ended March 31, 2019	(229,729)	(229)	(1,476,186)	(470,807)	(1,947,222)
Balance at March 31, 2019	12,875,566	$12,876	$197,118,476	$(53,276,042)	$143,855,310

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Cash Flows

	For the three months ended March 31, 2019 (Unaudited)	For the three months ended March 31, 2018 (Unaudited)
Cash Flows from Operating Activities
Net increase/(decrease) in net assets resulting from operations	$1,962,295	$3,538,960

Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from portfolio investments	522,300	14,815
Net change in unrealized (appreciation) depreciation of portfolio investments	300,450	219,896
Deferred tax asset	252,799	2,489
Paid in-kind interest income from portfolio investments	(180,917)	(322,776)
Accretion of discount on debt securities	(397,439)	(176,258)
Purchases of portfolio investments	(26,765,630)	(29,996,191)
Net proceeds from sales/return of capital of portfolio investments	47,569,751	47,628,196
Amortization of deferred financing costs	206,116	103,981
Amortization of deferred note offering costs	133,363	126,694
(Increase) decrease in operating assets:
Dividends and interest receivable	(786,212)	307,530
Receivable for investments sold	(7,153,076)	25,000
Income tax asset	—	79,077
Prepaid expenses and other assets	33,335	33,488
Increase (decrease) in operating liabilities:
Payable for investments purchased	(18,550,000)	16,621,902
Other accrued expenses and liabilities	(68,575)	470,143
Directors' fees payable	93,875	3,333
Professional fees payable	828,382	3,483
Interest and credit facility expense payable	460,853	278,767
Management fee payable	(765,659)	(30,309)
Income-based incentive fees payable	(487,124)	—
Unearned structuring fee revenue	(22,103)	(64,670)
Non-recurring expenses payable	—	43,149
Income tax liability	33,789	—
Net cash provided by (used in) operating activities	(2,779,427)	38,910,699

Cash Flows from Financing Activities
Offering costs paid	(30,001)	—
Proceeds from credit facility payable	29,977,494	12,700,000
Repayments of credit facility payable	(30,059,997)	(47,000,000)
Distributions paid to shareholders	(2,433,102)	(3,561,305)
Repurchase of common stock	(1,476,415)	(1,510,605)
Net cash provided by (used in) financing activities	(4,022,021)	(39,371,910)
Effect of exchange rate changes on cash denominated in foreign currency	114,367	—
Increase (decrease) in cash and cash equivalents	(6,687,081)	(461,211)
Cash at beginning of period	11,049,499	13,882,956
Cash and Cash Equivalents at End of Period	$4,362,418	$13,421,745

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$956,597	$1,416,120
Accrued offering costs	$2,485	$2,485
Accrued distributions payable	$2,433,102	$2,560,130

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments

As of March 31, 2019

(Unaudited)

Company(+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 138.75%

Senior Secured - First Lien — 104.36%

Aegis Sciences Corporation (3),(7)	Consumer Services	LIBOR + 5.50%	1.00%	8.10%	5/2/2025	7,460,006	$7,294,204	$7,292,162	5.07%
Black Diamond Oilfield Rentals, LLC (2),(3)	Oil & Gas Services	LIBOR + 6.50%	1.00%	9.30%	12/17/2020	11,239,976	11,239,976	11,239,976	7.81%
Cambium Learning Group, Inc. (3),(7)	Technology & Telecom	LIBOR + 4.50%		6.99%	12/18/2025	3,990,000	3,794,788	3,794,788	2.64%
CGGR Operations Holdings Corporation (2),(3)	Business Services	LIBOR + 11.5%	1.00%	14.30%	9/30/2023	11,431,579	11,344,619	11,431,579	7.95%
		LIBOR + 7.0%	1.00%	9.80%	9/30/2022	3,413,474	3,401,936	3,413,474	2.37%
							14,746,555	14,845,053	10.32%
Clanwilliam Group Ltd. (2),(3),(4)	Technology & Telecom	Euribor + 7.00%		7.00%	11/8/2025	€5,764,500	6,412,743	6,327,682	4.40%
Envocore Holding, LLC (2),(3),(5)	Industrial Services	LIBOR + 9.25%	1.00%	12.05%	6/30/2022	18,250,000	18,207,255	16,608,000	11.54%
Epic Healthcare Staffing Intermediate Holdco, LLC (2),(3),(4),(6)	Business Services	LIBOR + 8.25%	1.00%	11.05%	10/19/2022	9,818,236	9,783,053	9,818,236	6.83%
GGC Aperio Holdings, L.P. (2),(3)	Financial Services	LIBOR + 5.00%		7.60%	10/26/2024	8,977,500	8,528,999	8,528,999	5.93%
Healthcare Associates of Texas, LLC (2),(3),(4)	Healthcare Services	LIBOR + 8.0%	1.00%	10.80%	11/8/2022	20,571,183	20,571,183	20,571,183	14.30%
Impact Group, LLC (2),(3)	Consumer Services	LIBOR + 6.50%	1.00%	9.30%	6/27/2023	18,942,326	18,858,202	18,847,614	13.10%
Institutional Shareholder Services, Inc. (2),(3)	Business Services	LIBOR + 4.50%		7.10%	3/5/2026	3,000,000	2,970,214	2,970,000	2.06%
Lugano Diamonds & Jewelry, Inc. (2),(3)	Retail	LIBOR + 10.00%	0.75%	12.80%	10/24/2021	6,750,000	6,262,261	6,398,000	4.45%
Manna Pro Products, LLC (2),(3),(4)	Consumer Services	LIBOR + 6.0%	1.00%	8.48%	12/8/2023	1,319,512	1,313,511	1,319,512	0.92%
Palmetto Moon LLC (2)	Retail	11.5% Cash, 2.5% PIK		14.00%	10/31/2021	4,779,312	4,763,803	4,635,933	3.22%
Pinstripe Holdings, LLC (2),(3)	Business Services	LIBOR + 6.00%		8.69%	1/17/2025	10,000,000	9,804,991	9,807,000	6.82%
Superior Controls, Inc. (2),(3),(4)	Wholesale/Distribution	LIBOR + 7.25%	1.00%	10.05%	3/22/2021	7,125,000	7,092,961	7,125,000	4.95%
Total Senior Secured - First Lien							151,644,699	150,129,138	104.36%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of March 31, 2019

(Unaudited)

Company(+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Senior Secured - Second Lien — 29.95%

BayMark Health Services, Inc. (2),(3)	Healthcare Services	LIBOR + 8.25%	1.00%	10.74%	3/1/2025	7,000,000	$6,940,633	$7,000,000	4.87%
Cambium Learning Group, Inc. (2),(3)	Technology & Telecom	LIBOR + 8.50%		10.99%	12/18/2026	5,000,000	4,704,555	4,704,554	3.27%
Institutional Shareholder Services, Inc. (2),(3)	Business Services	LIBOR + 8.50%		11.10%	3/5/2027	2,000,000	1,940,436	1,940,437	1.35%
Medsurant Holdings, LLC (2)	High Tech Industries	13.00% Cash		13.00%	6/30/2020	8,729,396	8,705,903	8,729,396	6.07%
Pharmalogic Holdings Corp. (2),(3),(4)	Healthcare Services	LIBOR + 8.00%		10.49%	12/11/2023	11,340,000	11,271,099	11,340,000	7.88%
Sandvine Corporation (2),(3)	Telecommunications	LIBOR + 8.00%		10.49%	11/2/2026	4,500,000	4,413,222	4,415,000	3.07%
WeddingWire, Inc. (2),(3)	Consumer Services	LIBOR + 8.25%		11.04%	12/21/2026	5,000,000	4,950,524	4,950,000	3.44%
Total Senior Secured - Second Lien							42,926,372	43,079,387	29.95%
CLO/Structured Credit — 1.23%

Goldentree Loan Management US CLO 2 Ltd. (3),(7)	USD CLO	LIBOR + 4.70%		7.06%	11/28/2030	2,000,000	$1,948,952	$1,773,096	1.23%
Total CLO/Structured Credit							1,948,952	1,773,096	1.23%
Equity/Other — 3.21%

Envocore Holding, LLC, Preferred Shares(2),(5),(8)	Industrial Services					1,139,725	$1,160,360	$—	—
IGT, Preferred Shares(2),(8)	Industrial Services	11% PIK		11.00%	12/10/2024	1,110,922	1,110,922	—	—
Common Shares(2),(8)						44,000	44,000	—	—
Preferred AA Shares(2),(8)		15% PIK		15.00%	12/10/2024	326,789	326,790	271,789	0.19%
							1,481,712	271,789	0.19%

Lugano Diamonds & Jewelry, Inc., Warrants(2),(8)	Retail					666,615	666,615	1,193,000	0.83%
Metal Powder Products, LLC, Common Shares(2),(8)	Industrial Manufacturing					500,000	500,000	666,047	0.46%
My Alarm Center, LLC, Common Shares(2),(8)	Security					129,582	256,793	—	—
Junior Preferred Shares(2),(8)						2,420	2,366,549	—	—

Senior Preferred Shares(2),(8)		8% PIK		8.00%	7/14/2022	2,998	2,862,059	1,023,999	0.71%
							5,485,401	1,023,999	0.71%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of March 31, 2019

(Unaudited)

Company(+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets

Palmetto Moon LLC, Common Shares(2),(8)	Retail					61	434,145	106,000	0.07%
Superior Controls, Inc., Preferred Shares(2),(8)	Wholesale/Distribution					400,000	400,000	1,357,000	0.94%
Total Equity/Other							10,128,233	4,617,835	3.21%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							206,648,256	199,599,456	138.75%
Investments in Non-Controlled, Affiliated Portfolio Companies — 9.84%*

Senior Subordinated — 0.85%

Battery Solutions, Inc. (2)	Environmental/Recycling Services	12% Cash, 2% PIK		14.00%	11/6/2021	1,218,847	$1,218,847	$1,218,847	0.85%
Southern Technical Institute, Inc. (2),(8)	Education	6% PIK		6.00%	12/31/2021	3,528,988	3,528,988	—	—

Total Senior Subordinated							4,747,835	1,218,847	0.85%
Equity/Other — 8.99%

Battery Solutions, Inc., Class A Units(2),(8),(9)	Environmental/Recycling Services					5,000,000	$1,058,000	$—	—
Class E Units(2)		8% PIK		8.00%	11/6/2021	4,577,357	4,577,356	3,931,002	2.73%
Class F Units(2),(8)						3,333,333	—	—	—
							5,635,356	3,931,002	2.73%

Conisus, LLC, Common Shares(2),(8)	Media: Advertising, Printing & Publishing					4,914,556	—	—	—
Preferred Equity(2)		12% PIK		12.00%		12,677,834	12,677,834	8,239,996	5.73%
							12,677,834	8,239,996	5.73%

Southern Technical Institute, Inc., Class A Units(2),(8)	Education					3,164,063	2,167,000	—	—
Class A1 Units(2),(8),(10)						6,000,000	—	—	—
							2,167,000	—	—

Xpress Global Systems, LLC, Class B Units (2),(8)	Transportation Logistics					12,544	1,254,000	760,000	0.53%
Total Equity/Other							21,734,190	12,930,998	8.99%
Total Investments in Non-Controlled, Affiliated Portfolio Companies							26,482,025	14,149,845	9.84%
Total Investments							233,130,281	213,749,301	148.59%
Liabilities In Excess Of Other Assets								(69,893,991)	(48.59%)
Net Assets								$143,855,310	100.00%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of March 31, 2019

(Unaudited)

(+)	All portfolio companies listed are qualifying assets.

*

Denotes investments in connection with which the Company is deemed to be an “Affiliated Person” under the 1940 Act because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the three months ended March 31, 2019 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

Name of Issuers	Fair Value at December 31, 2018	Gross Additions/ (Gross Reductions)	Transfers In/Out	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Fair Value at March 31, 2019	Interest/ Dividend/ Other Income
Battery Solutions, Inc.	$5,699,791	$96,413	$-	$(646,355)	$-	$5,149,849	$132,892
Conisus, LLC	6,554,225	-	-	1,685,771	-	8,239,996	-
Southern Technical Institute, Inc.	-	-	-	-	-	-	-
Xpress Global Systems, LLC	726,000	-	-	34,000	-	760,000	-
	$12,980,016	$96,413	$-	$1,073,416	$-	$14,149,845	$132,892

**

Denotes investments in connection with which the Company is deemed, under the 1940 Act, to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the three months ended March 31, 2019 in which the issuer was both an Affiliated Person of, and deemed to be Controlled by, the Company are as follows:

Name of Issuers	Fair Value at December 31, 2018	Gross Additions/ (Gross Reductions)	Transfers In/Out	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Fair Value at March 31, 2019	Interest/ Dividend/ Other Income
FST Technical Services, LLC	$16,406,021	$(16,406,020)	-	$(1,193,459)	$1,193,458	$-	$295,654
	$16,406,021	$(16,406,020)	-	$(1,193,459)	$1,193,458	$-	$295,654

***	Pledged as collateral under the Credit Facility with ING Capital LLC.
(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.
(2)	Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 3).
(3)	The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.
(4)	The investment has an unfunded commitment as of March 31, 2019 which is excluded from the presentation (see Note 12).
(5)	The investment was formerly known as LRI Holding, Inc. and Integrated Efficiency Solutions, Inc. On March 16, 2018, the name was changed to Envocore Holding, LLC.
(6)	The investment was formerly known as Cirrus Medical Staffing, Inc. On May 25, 2018, the name was changed to Epic Healthcare Staffing Intermediate Holdco, LLC.
(7)	Security is classified as Level 2 in the Company’s fair value hierarchy (see Note 3).
(8)	Non-income producing security.
(9)	The Company has represented its ownership in Class A units in 919 BSI SPV, LLC (70.7% of that entity), which in turn owns 70,700 Class A Shares of Battery Solutions, LLC (representing 18.16% of ownership of Battery Solutions, LLC).
(10)	Class A1 units of 1,764,720 are subject to a deferred purchase agreement equal to 95% of future proceeds plus $1.00.

Abbreviation Legend

PIK - Payment-In-Kind

LIBOR - London Inter-bank Offered Rate

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments
As of December 31, 2018

Company (+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost (1)	Fair Value	% of Net Assets
Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 140.89%
Senior Secured – First Lien — 106.14%
Black Diamond Oilfield Rentals, LLC (2),(3),(15)	Oil & Gas Services	LIBOR + 6.50%	1.00%	8.90%	12/17/2020	11,385,109	$11,385,109	$11,382,254	7.81%
Cambium Learning Group, Inc. (3),(10)	Technology & Telecom	LIBOR + 4.50%		7.31%	12/18/2025	4,000,000	3,800,000	3,800,000	2.61%
CGGR Operations Holdings Corporation (2),(3),(8)	Business Services	LIBOR + 11.5%	1.00%	13.90%	9/30/2023	13,431,579	13,324,053	13,431,579	9.21%
		LIBOR + 7.0%	1.00%	9.40%	9/30/2022	9,468,421	9,397,345	9,468,421	6.49%
							22,721,398	22,900,000	15.70%
Champion ONE (2),(3)	Technology & Telecom	LIBOR + 10.5%	1.00%	12.90%	3/17/2022	5,884,230	5,842,683	5,884,230	4.04%
Clanwilliam Group Ltd. (2),(3),(8)	Technology & Telecom	Euribor + 7.00%		7.00%	11/8/2025	€5,724,000	6,344,310	6,347,088	4.35%
Envocore Holding, LLC (2),(3),(7)	Industrial Services	LIBOR + 9.25%	1.00%	11.65%	6/30/2022	18,500,000	18,453,344	18,500,000	12.69%
Epic Healthcare Staffing Intermediate Holdco, LLC (2),(3),(8),(9)	Business Services	LIBOR + 8.25%	1.00%	10.65%	10/19/2022	13,430,114	13,392,406	13,430,114	9.21%
Healthcare Associates of Texas, LLC (2),(3),(8)	Healthcare Services	LIBOR + 8.0%	1.00%	10.40%	11/8/2022	20,578,816	20,578,816	20,578,816	14.11%
Impact Group, LLC (2),(3)	Consumer Services	LIBOR + 6.50%	1.00%	9.21%	6/27/2023	19,965,214	19,965,214	19,965,214	13.69%
Lugano Diamonds & Jewelry, Inc. (2),(3)	Retail	LIBOR + 10.00%	0.75%	12.40%	10/24/2021	6,750,000	6,229,503	6,365,358	4.37%
Manna Pro Products, LLC (2),(3),(8)	Consumer Services	LIBOR + 6.0%	1.00%	8.31%	12/8/2023	1,322,485	1,316,153	1,322,485	0.91%
Palmetto Moon LLC (2)	Retail	11.5% Cash, 1.0% PIK		12.50%	10/31/2021	4,737,622	4,720,936	4,648,350	3.19%
Pinstripe Holdings, LLC (2),(3)	Business Services	LIBOR + 6.00%		8.81%	1/17/2025	10,000,000	9,800,000	9,800,000	6.72%
Superior Controls, Inc. (2),(3),(8)	Wholesale/ Distribution	LIBOR + 7.25%	1.00%	9.65%	3/22/2021	9,825,000	9,789,394	9,825,000	6.74%
Total Senior Secured – First Lien							154,339,266	154,748,909	106.14%
Senior Secured – Second Lien — 29.18%
BayMark Health Services, Inc. (2),(3)	Healthcare Services	LIBOR + 8.25%	1.00%	10.60%	3/1/2025	7,000,000	6,938,172	7,000,000	4.80%
Medsurant Holdings, LLC (2)	High Tech Industries	13.00% Cash		13.00%	6/30/2020	8,729,396	8,701,223	8,729,396	5.99%
Pharmalogic Holdings Corp. (2),(3),(8)	Healthcare Services	LIBOR + 8.0%		10.34%	12/11/2023	11,340,000	11,267,485	11,340,000	7.77%
Sandvine Corporation (2),(3)	Telecommunications	LIBOR + 8.00%		10.35%	11/2/2026	4,500,000	4,410,000	4,410,000	3.02%
VVC Holding Corp. (2),(3),(5)	Healthcare Services	LIBOR + 8.13%	1.00%	10.56%	7/9/2026	6,000,000	5,943,433	6,120,000	4.20%
WeddingWire, Inc. (2),(3)	Consumer Services	LIBOR + 8.25%		11.06%	12/21/2026	5,000,000	4,950,000	4,950,000	3.40%
Total Senior Secured – Second Lien							42,210,313	42,549,396	29.18%
CLO/Structured Credit — 1.20%
Goldentree Loan Management US CLO 2 Ltd. (3),(10)	USD CLO	LIBOR + 4.70%		7.06%	11/28/2030	2,000,000	$1,948,058	$1,739,600	1.20%
Total CLO/Structured Credit							1,948,058	1,739,600	1.20%

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)
As of December 31, 2018

Company (+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost (1)	Fair Value	% of Net Assets
Equity/Other — 4.37%
Champion ONE, Common Shares (2),(4)	Technology & Telecom					11,250	$1,125,000	$908,410	0.62%
Envocore Holding, LLC, Preferred Shares (2),(4),(6),(7)	Industrial Services					1,139,725	1,160,360	788,000	0.54%
IGT, Preferred Shares (2),(4)	Industrial Services	11% PIK		11.00%	12/10/2024	1,110,922	1,110,922	—	—
Common Shares (2),(4)						44,000	44,000	—	—
Preferred AA Shares (2),(4)		15% PIK		15.00%	12/10/2024	326,789	326,789	271,789	0.19%
							1,481,711	271,789	0.19%
Lugano Diamonds & Jewelry, Inc., Warrants (2),(4)	Retail					666,615	666,615	1,000,000	0.69%
Metal Powder Products, LLC, Common Shares (2),(4)	Industrial Manufacturing					500,000	500,000	666,047	0.46%
My Alarm Center, LLC, Common Shares (2),(4)	Security					129,582	256,793	—	—
Junior Preferred Shares (2),(4)						2,420	2,366,549	—	—
Senior Preferred Shares (2),(4)		8% PIK		8.00%	7/14/2022	2,998	2,862,059	1,023,999	0.70%
							5,485,401	1,023,999	0.70%
Palmetto Moon LLC, Common Shares (2),(4)	Retail					61	434,145	106,000	0.07%
Superior Controls, Inc., Preferred Shares (2),(4)	Wholesale/ Distribution					400,000	400,000	789,192	0.54%
Tunnel Hill, Class B Common Units (2),(4),(11),(14)	Waste Services					98,418	2,529,303	820,437	0.56%
Total Equity/Other							13,782,535	6,373,874	4.37%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							212,280,172	205,411,779	140.89%
Investments in Non-Controlled, Affiliated Portfolio Companies — 8.90%*
Senior Subordinated — 0.83%
Battery Solutions, Inc. (2)	Environmental/ Recycling Services	12% Cash, 2% PIK		14.00%	11/6/2021	1,212,773	$1,212,773	$1,212,774	0.83%
Southern Technical Institute, Inc. (2),(4)	Education	6% PIK		6.00%	12/31/2021	3,528,988	3,528,988	—	—
Total Senior Subordinated							4,741,761	1,212,774	0.83%
Equity/Other — 8.07%
Battery Solutions, Inc., Class A Units (2),(4),(12)	Environmental/ Recycling Services					5,000,000	$1,058,000	$—	—
Class E Units (2)		8% PIK		8.00%	11/6/2021	4,487,017	4,487,017	4,487,017	3.08%
Class F Units (2),(4)						3,333,333	—	—	—
							5,545,017	4,487,017	3.08%
Conisus, LLC, Common Shares (2),(4)	Media: Advertising, Printing & Publishing					4,914,556	—	—	—
Preferred Equity (2)		12% PIK		12.00%		12,677,834	12,677,834	6,554,225	4.49%
							12,677,834	6,554,225	4.49%
Southern Technical Institute, Inc., Class A Units (2),(4)	Education					3,164,063	2,167,000	—	—
Class A1 Units (2),(4),(13)						6,000,000	—	—	—
							2,167,000	—	—
Xpress Global Systems, LLC, Class B Units (2),(4)	Transportation Logistics					12,544	1,254,000	726,000	0.50%
Total Equity/Other							21,643,851	11,767,242	8.07%
Total Investments in Non-Controlled, Affiliated Portfolio Companies							26,385,612	12,980,016	8.90%

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)
As of December 31, 2018

Company (+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost (1)	Fair Value	% of Net Assets
Investments in Controlled, Affiliated Portfolio Companies — 11.25%**
Senior Secured – First Lien — 9.19%
FST Technical Services, LLC (2)	Technology & Telecom	14% Cash		14.00%	6/30/2019	13,406,020	$13,406,020	$13,406,020	9.19%
Total Senior Secured – First Lien							13,406,020	13,406,020	9.19%
Equity/Other — 2.06%
FST Technical Services, LLC, Class B Units (2),(4)	Technology & Telecom	9% PIK		9.00%		1,750,000	$1,806,542	$3,000,001	2.06%
Total Equity/Other							1,806,542	3,000,001	2.06%
Total Investments in Controlled, Affiliated Portfolio Companies							15,212,562	16,406,021	11.25%
Total Investments							253,878,346	234,797,816	161.04%
Liabilities In Excess Of Other Assets								(88,802,284)	(61.04)%
Net Assets								$145,802,532	100.00%

(+)	All portfolio companies listed, other than Goldentree Loan Management US CLO 2 Ltd. and CGGR Operations Holdings Corporation, are qualifying assets.

*	Denotes investments in connection with which the Company is deemed to be an “Affiliated Person” under the 1940 Act because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2018 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

Name of Issuers	Fair Value at December 31, 2017	Gross Additions/ (Gross Reductions)	Transfers In/Out	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Fair Value at December 31 2018	Interest/ Dividend/ Other Income
Battery Solutions, Inc.	$7,820,167	$(843,377)	$—	$(1,276,999)	$—	$5,699,791	$550,223
Conisus, LLC	6,678,442	—	—	(124,217)	—	6,554,225	—
Show Media, Inc.	1			7,900,820	(7,900,821)	—
Southern Technical Institute, Inc.	1	—	—	10,167,528	(10,167,529)	—	—
Xpress Global Systems, LLC	5,474,294	38,166	—	1,689,002	(6,475,462)	726,000	162,603
	$19,972,905	$(805,211)	$—	$18,356,134	$(24,543,812)	$12,980,016	$712,826

**	Denotes investments in connection with which the Company is deemed, under the 1940 Act, to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2018 in which the issuer was both an Affiliated Person of, and deemed to be Controlled by, the Company are as follows:

Name of Issuers	Fair value at December 31, 2017	Gross Additions/ (Gross Reductions)	Transfers In/Out	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Fair Value at December 31 2018	Interest/ Dividend/ Other Income
FST Technical Services, LLC	$15,256,237	$(593,739)	$—	$1,743,523	$—	$16,406,021	$1,940,389
	$15,256,237	$(593,739)	$—	$1,743,523	$—	$16,406,021	$1,940,389

***	Pledged as collateral under the Credit Facility with ING Capital LLC.

(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.

(2)	Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 3).

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

PIK  - Payment-In-Kind

LIBOR - London Inter-bank Offered Rate

See notes to consolidated financial statements

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

1.	Organization and Purpose

Alcentra Capital Corporation (the “Company” or “Alcentra”) was formed as a Maryland corporation on June 6, 2013 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”), and is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies. Alcentra is managed by Alcentra NY, LLC (the “Adviser” or “Alcentra NY”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). In addition, for U.S. federal income tax purposes, Alcentra has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Alcentra NY, together with certain of its affiliated companies (the “Alcentra Group”), is an indirect, majority owned subsidiary of The Bank of New York Mellon Corporation.

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

Upon commencement of operations, the Company also entered into an administration and custodian agreement (the “Administration Agreement”) with State Street Bank and Trust Company (the “Administrator”) to provide the Company with financial reporting, post-trade compliance and treasury services.

2.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and have been omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments considered necessary for the fair presentation of financial statements for the interim periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2019.

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

Consolidation – In accordance with ASC Topic 810 - Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.

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

Cash – At March 31, 2019, cash balances totaling $4.4 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.

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

Valuation of Portfolio Investments – Portfolio investments are carried at fair value as determined by the Board of Directors (the “Board”) of Alcentra.

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

With respect to the Company’s valuation process, the Board undertakes a similar multi-step valuation process each quarter in connection with determining the fair value of the Company's investments for which no market quotation is readily available, as described below:

•	Alcentra’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•	preliminary valuation conclusions will then be documented and discussed with the investment committee of the Adviser;

•	Independent valuation firms engaged by the valuation committee of the Board prepare preliminary valuations on a select portion of the Company's investment portfolio on a quarterly basis and submit the reports to the Board; and

•	the valuation committee of the Board then reviews these preliminary valuations and makes a recommendation to the Board with respect thereto; and

•	the Board then discusses valuations and approves the fair value of each such investment in good faith, based on the input of the Adviser, the independent valuation firms and the valuation committee.

The valuation committee of the Board has authorized the engagement of independent valuation firms to provide Alcentra with valuation assistance. Alcentra intends to have independent valuation firms provide it with valuation assistance on a portion of its portfolio on a quarterly basis and its entire portfolio will be reviewed at least annually by independent valuation firms; however, the Board does not have de minimis investments of less than 1% of the Company’s gross assets (up to an aggregate of 10% of the Company’s gross assets) independently reviewed. The Board is ultimately responsible for the valuation of portfolio investments at fair value as approved in good faith pursuant to Alcentra’s valuation policy and a consistently applied valuation process.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments, as determined by the Board, may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations previously assigned.

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

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There was one non-accrual investment as of March 31, 2019 and December 31, 2018.

Other Income – The Company may also receive structuring or closing fees in connection with its investments. Such upfront fees are accreted into income over the life of the investment. These fees are non-recurring in nature.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

Income Taxes – The Company has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and to operate in a manner to qualify for the tax treatment applicable to RIC’s. To obtain and maintain our qualification for taxation as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, the Company must distribute to its stockholders, for each taxable year, at least 90% of “investment company taxable income,” which is generally net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that are timely distributed to stockholders as dividends.

The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. The Taxable Subsidiary uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When management can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, management will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the recording of any deferred tax asset valuation allowance in future periods. For the three months ended March 31, 2019 and March 31, 2018, the Company recognized a (provision) benefit for income tax on unrealized gain (loss) on investments of $(0.3) million and $0 million, respectively, for the Taxable Subsidiary. As of March 31, 2019 and December 31, 2018, the Company had a deferred tax asset in the amount of $5.1 million and $5.4 million, respectively, primarily relating to tax loss carryforwards.

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

Recently Issued Accounting Standards -In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which will amend FASB ASC 310-20. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium, generally requiring the premium to be amortized to the earliest call date. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of ASU 2017-08 on its consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company has adopted ASU 2018-13 in its consolidated financial statements and disclosures with no material impact.

In August 2018, the U.S. Securities and Exchange Commission adopted final rules to eliminate redundant, duplicative, overlapping, outdated or superseded disclosure requirements in light of other disclosure requirements, GAAP or changes in the information environment. These rules amend certain provisions of Regulation S-X and Regulation S-K, certain rules promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain related forms. The Company has adopted these changes in its consolidated financial statements and disclosures with no material impact.

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

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2019 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$—	$7,292,162	$142,836,976	$150,129,138
Senior Secured - Second Lien	—	—	43,079,387	43,079,387
Subordinated Debt	—	—	1,218,847	1,218,847
CLO/Structured Credit	—	1,773,096	—	1,773,096
Equity/Other	—	—	17,548,833	17,548,833
Total Investments	$—	$9,065,258	$204,684,043	$213,749,301

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2018 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured – First Lien	$-	$3,800,000	$164,354,929	$168,154,929
Senior Secured – Second Lien	-	-	42,549,396	42,549,396
Subordinated Debt	-	-	1,212,774	1,212,774
CLO/Structured Credit	-	1,739,600	-	1,739,600
Equity/Other	-	-	21,141,117	21,141,117
Total investments	$-	$5,539,600	$229,258,216	$234,797,816

The changes in investments classified as Level 3 are as follows for the three months ended March 31, 2019 and March 31, 2018.

As of March 31, 2019:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2019	$164,354,929	$42,549,396	$1,212,774	$21,141,117	$229,258,216
Amortized discounts/premiums	198,020	196,059	-	-	394,079
Paid in-kind interest	84,504	-	6,074	90,339	180,917
Net realized gain (loss)	11,650	-	-	(515,407)	(503,757)
Net change in unrealized appreciation (depreciation)	(1,941,703)	(186,068)	(1)	1,778,221	(349,551)
Purchases	12,415,146	6,640,000	-	400,000	19,455,146
Sales/Return of capital	(36,085,570)	(6,120,000)	-	(5,345,437)	(47,551,007)
Transfers in	3,800,000	-	-	-	3,800,000
Transfers out	-	-	-	-	-
Balance as of March 31, 2019	$142,836,976	$43,079,387	$1,218,847	$17,548,833	$204,684,043
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2019	$(1,852,191)	$(9,501)	$(1)	$1,435,417	$(426,276)

As of March 31, 2018:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2018	$177,340,027	$14,203,691	$66,884,849	$29,125,978	$287,554,545
Amortized discounts/premiums	65,851	(6,335)	116,605	-	176,121
Paid in-kind interest	69,813	-	169,640	83,323	322,776
Net realized gain (loss)	8,185	-	-	(23,000)	(14,815)
Net change in unrealized appreciation (depreciation)	(116,675)	76,334	(283,272)	86,459	(237,154)
Purchases	4,781,840	6,930,000	(854)	-	11,710,986
Sales/Return of capital	(22,122,708)	-	(25,528,488)	23,000	(47,628,196)
Transfers in	-	-	-	-	-
Transfers out	-	-	-	-	-
Balance as of March 31, 2018	$160,026,333	$21,203,690	$41,358,480	$29,295,760	$251,884,263

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2018	$(31,130)	$76,334	$(14,848)	$86,459	$116,815

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019:

	Fair Value at			Range
Assets at Fair Value	March 31, 2019	Valuation Technique	Unobservable Input	of Inputs	Weighted Average

Senior Secured - First Lien	$142,836,976	Yield to Maturity	Comparable Market Rate	7.0% - 16.1%	10.7%

Senior Secured - Second Lien	43,079,387	Yield to Maturity	Comparable Market Rate	10.5% - 14.2%	11.5%

Senior Subordinated	1,218,847	Yield to Maturity	Comparable Market Rate	14.0% - 14.2%	14.1%

Preferred Ownership	14,823,786	Market Approach	Enterprise Value/ LTM EBITDA Multiple/ Transaction price	5.5x - 12.0x	7.1	x

Common Ownership/ common Warrants	2,725,047	Market Approach	Enterprise Value/ LTM EBITDA Multiple/ Transaction price	4.5x - 12.0x	7.3	x

Total	$204,684,043

As of December 31, 2018:

	Fair Value at			Range
Assets at Fair Value	December 31, 2018	Valuation Technique	Unobservable Input	of Inputs	Weighted Average

Senior Secured - First Lien	$164,354,929	Yield to Maturity	Comparable Market Rate	7.0% - 14.0%	10.7%

Senior Secured - Second Lien	42,549,396	Yield to Maturity	Comparable Market Rate	10.3% - 13.0%	11.0%

Senior Subordinated	1,212,774	Yield to Maturity	Comparable Market Rate	14.0%	14.0%

Preferred Ownership	16,914,223	Market Approach	Enterprise Value/ LTM EBITDA Multiple/ Transaction price	5.5x - 12.0x	7.4	x

Common Ownership/ common Warrants	4,226,894	Market Approach	Enterprise Value/ LTM EBITDA Multiple/ Transaction price	4.5x - 12.0x	8.1	x

Total	$229,258,216

4. Share Transactions

On November 2, 2017, the Board approved a $2.5 million open market stock repurchase program. Pursuant to the program, the Company was authorized to repurchase up to $2.5 million in aggregate of our common stock in the open market. The timing, manner, price and amount of any share repurchases were determined by our management, in its discretion, based upon the evaluation of economic conditions, stock price, applicable legal and regulatory requirements and other factors. Repurchases under the program were authorized through November 2, 2018.

On November 16, 2017, the Board approved expansion of the open market stock repurchase program to $5.0 million and extension of the length of the program to January 31, 2019.

As of August 8, 2018, the Company repurchased an aggregate of $5.0 million shares of our common stock under the discretionary open-market share repurchase program and, as a result, the program terminated on such date in accordance with its terms. Subsequently, pursuant to the Board authorization on November 5, 2018, the Company adopted a trading plan on December 10, 2018, for the purpose of repurchasing shares of its common stock in the open market (the "Plan"). Under the Plan, the Company may repurchase up to the lesser of (1) 5.0% of the amount of shares of the Company's common stock outstanding as of the date of the Plan, December 10, 2018 and (2) $10.0 million in aggregate amount of the Company's common stock.

The following tables set forth the number of shares of common stock repurchased by the Company under its share repurchase programs for the three months ended March 31, 2019 and 2018:

Three months ended March 31, 2019:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
January 2019	207,220	$6.50 - $6.99	$1,318,920
February 2019	22,509	$6.95 - $7.00	157,495
Total	229,729		$1,476,415

Three months ended March 31, 2018:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
January 2018	16,786	$8.01 - $8.22	$136,949
March 2018	195,785	$6.05 - $7.24	1,373,656
Total	212,571		$1,510,605

5. Distributions

The Company intends to make quarterly distributions of available net investment income determined on a tax basis to its stockholders. Distributions to stockholders are recorded on the record date. The amount, if any, to be distributed to stockholders is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, will be distributed at least annually. If the Company does not distribute (or are not deemed to have distributed) at least 98% of the Company's annual ordinary income in the calendar year earned (the “required distribution”), the Company will generally be required to pay an excise tax equal to 4% of the amount by which the required distribution exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income. As of March 31, 2019 and December 31, 2018, the Company accrued $470,026 and $435,797, respectively, for any unpaid potential excise tax liability and have included these amounts within income tax asset or liability on the accompanying Consolidated Statements of Assets and Liabilities.

The following table reflects the dividends on the Company’s common stock declared by the Board and paid for the three months ended March 31, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share
March 11, 2019	March 29, 2019	April 4, 2019	$0.180

The following table reflects the dividends on the Company’s common stock declared by the Board and paid for the three months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
March 8, 2018	March 30, 2018	April 4, 2018	$0.180

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

6. Related Party Transactions

Management Fee

Under the Investment Advisory Agreement, the Company has agreed to pay Alcentra NY an annual base management fee is calculated at an annual rate as follows: 1.50% of its gross assets (i.e., total assets held before deduction of any liabilities), including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such as investments in U.S. Treasury Bills), if its gross assets are less than or equal to $625,000,000; 1.40% if its gross assets are greater than or equal to $625,000,001 but less than or equal to $750,000,000; and 1.25% if its gross assets are greater than or equal to $750,000,001. The various management fee percentages (i.e. 1.50%, 1.40% and 1.25%) would apply to the Company’s entire gross assets in the event its gross assets exceed the various gross asset thresholds. The base management fee is payable quarterly in arrears and is calculated based on the average value of the Company’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters.

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

For the three months ended March 31, 2019, the Company recorded expenses for base management fees of $865,618, of which $144,270 was waived by the Adviser and $721,348 was payable at March 31, 2019. For the three months ended March 31, 2018, the Company recorded expenses for base management fees of $1,234,863, of which $0 was waived by the Adviser and $1,234,863 was payable at March 31, 2018.

For the three months ended March 31, 2019 the Company reversed $487,124 in previously accrued income-based incentive fees, and for the three months ended March 31, 2018, the Company incurred incentive fees of $0. As of March 31, 2019 and March 31, 2018, $403,672 and $1,294,985 in income-based incentive fees, respectively, was payable by the Company. For each of the three months ended March 31, 2019 and March 31, 2018, the Company incurred capital gains incentive fees of $0.

The Company’s officers are employees of the Adviser and the Company will pay the allocable portion of the compensation of the Company’s Chief Financial Officer and Chief Compliance Officer and their staffs pursuant to the Investment Advisory Agreement.

7. Directors' Fees

The Company’s independent directors each receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in-person each Board meeting and $1,000 for each Board meeting they participate in telephonically. In addition, each independent director receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each audit committee, compensation committee, nominating and corporate governance committee, and valuation committee meeting attended in person or telephonically. The chair of the audit committee receives an annual fee of $10,000, and the respective chairs of the compensation committee, the nominating and corporate governance committee and the valuation committee each receives an annual fee of $5,000. The lead independent director also receives an annual fee of $15,000. The Board may establish ad hoc committees or working groups from time to time to assist the Board in fulfilling its oversight responsibilities, and the independent directors may receive fees and be reimbursed for reasonable out-of-pocket expenses incurred in connection therewith.

In connection with the Board’s review of strategic alternatives, the Board established a Committee of Independent Directors during 2018, which is comprised of each of the Board’s independent directors and met throughout 2018 on a periodic basis. Effective April 2018, each member of the Committee of Independent Directors received a monthly fee of $1,000, and the chair of the Committee of Independent Directors received an additional monthly retainer of $5,000 for his services as chair and the increased responsibilities associated therewith. Effective November 2018, each member of the Committee of Independent Directors receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each meeting of the committee attended in person or telephonically. In addition, the chair of the Committee of Independent Directors receives a monthly retainer of $4,000 for his services as chair and the increased responsibilities associated therewith.

The Company has obtained directors’ and officers’ liability insurance on behalf of its directors and officers.

For the three months ended March 31, 2019 and March 31, 2018, the Company recorded directors' fee expenses of $159,676 and $96,202, respectively, of which $130,000 and $72,250 was payable at March 31, 2019 and March 31, 2018, respectively.

8. Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the three months ended March 31, 2019 and March 31, 2018.

	For the three months ended March 31,
	2019	2018
Investment purchases, at cost (including PIK interest and dividends)	$26,946,547	$30,318,967
Investment sales, proceeds (including principal payments/paydown proceeds)	47,569,751	47,628,196

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

These notes (the “Notes”) are direct unsecured obligations and each series of notes has been issued by a separate trust (administered by U.S. Bank). The notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

During each of the three months ended March 31, 2019 and 2018, the Company did not issue any Alcentra Capital InterNotes®. For the three months ended March 31, 2019 and 2018, the Company had average Notes outstanding of $55.0 million and $55.0 million (principal amount), respectively, with a weighted average interest rate of 6.47% and 6.47%, respectively.

The following table summarizes the Alcentra Capital InterNotes® issued and outstanding as of March 31, 2019.

Tenor at	Principal	Interest	Weighted
Origination	Amount	Rate	Average
(in years)	(000’s omitted)	Range	Interest Rate	Maturity Date Range
5	$53,582	6.25% - 6.50%	6.38%	February 15, 2020 - June 15, 2021
7	1,418	6.50% - 6.75%	6.63%	January 15, 2022 - April 15, 2022
	$55,000

In connection with the issuance of the Alcentra Capital InterNotes®, the Company incurred $1.196 million of fees which are being amortized over the term of the notes and are included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of March 31, 2019. During the three months ended March 31, 2019 and March 31, 2018, the Company recorded $0.133 million and $0.127 million of amortization of deferred note offering costs on the Alcentra Capital InterNotes®.

10. Credit Facility/Line of Credit

On May 8, 2014, the Company entered into a senior secured revolving credit agreement (as amended and restated from time to time, the “Credit Facility”) with ING Capital LLC (“ING”), as administrative agent, collateral agent and lender, and the lenders from time to time party thereto, to provide liquidity in support of its investment and operational activities. The Credit Facility had an initial commitment of $80 million with an accordion feature that allowed for an increase in the total commitments up to $160 million, subject to certain conditions and the satisfaction of specified financial covenants. The Credit Facility was amended on August 11, 2015 to increase the commitments and the accordion feature. The total commitments and accordion feature were $135 million and up to $250 million, respectively, subject to satisfaction of certain conditions at the time of any such future increase. As amended, the Credit Facility had a maturity date of August 11, 2020 and bore interest, at our election, at a rate per annum equal to (i) 2.25% plus the highest of a prime rate, the Federal Funds rate plus 0.5%, three month LIBOR plus 1%, and zero or (ii) 3.25% plus the one, three or six month LIBOR rate, as applicable.

On September 21, 2018, the Company amended certain provisions of the Credit Facility. Under the Amended Credit Agreement, (i) revolving commitments by lenders were reduced from $135 million to $115 million, with an accordion feature that allows for an increase in total commitments up to $180 million, subject to satisfaction of certain conditions at the time of any such future increase, (ii) the maturity date of the Credit Facility was extended to September 21, 2022 and the revolving period was extended to September 21, 2021, and (iii) borrowings under the Credit Facility bear interest, at the Company’s election, at a rate per annum equal to (a) 2.50% if the contribution to the borrowing base of eligible portfolio investments that are long-term U.S. government securities and first lien bank loans is greater than or equal to 70% (or 2.75% if such contribution is less than 70%) plus the one, three or six month LIBOR rate, as applicable, or (b) 1.50% if the contribution to the borrowing base of eligible portfolio investments that are long-term U.S. government securities and first lien bank loans is greater than or equal to 70% (or 1.75% if such contribution is less than 70%) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero.

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

The Credit Facility agreement also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum liquidity test, and maintenance of RIC and BDC status. The Credit Facility agreement also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, and certain change in control events. As of March 31, 2019, the Company was in compliance in all material respects with the terms of the Credit Facility.

As of March 31, 2019 and December 31, 2018, the Company had United States dollar borrowings of $28.6 million and $28.5 million outstanding under the Credit Facility, respectively. For the three months ended March 31, 2019 and March 31, 2018, the Company borrowed an average of $30.4 million and $56.4 million, respectively, with a weighted average interest rate of 4.77% and 4.91%, respectively.

In accordance with the 1940 Act, during the three months ended March 31, 2019, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. On May 4, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on May 4, 2019, the Company’s asset coverage requirement applicable to senior securities, under the 1940 Act, was reduced to 150%; however, the Company remains subject to a 200% minimum asset coverage ratio covenant under the Credit Facility and thus will not be able to take advantage of the reduced asset coverage requirement under the 1940 Act unless and until it negotiates revised terms and conditions with the lenders under the Credit Facility. As of March 31, 2019, the aggregate amount outstanding of the senior securities issued by the Company was $55.0 million and the Company’s asset coverage ratio was 272%.

11. Market and Other Risk Factors

At March 31, 2019, a significant portion of the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is comprised of investments in the 18 industries listed in Note 13. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

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

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2019 and December 31, 2018, the Company had $16.4 million and $15.0 million in unfunded commitments under loan and financing agreements, respectively. The Company’s unfunded commitment under loan and financing agreements as of March 31, 2019 and December 31, 2018 are presented below.

	As of
	March 31, 2019	December 31, 2018

Pharmalogic Holdings Corp.	$4,760,000	$4,760,000
Epic Healthcare Staffing Intermediate Holdco, LLC	3,927,273	363,637
Clanwilliam Group Ltd.	3,632,980	3,753,476
Superior Controls, Inc.	2,500,000	2,500,000
Healthcare Associates of Texas, LLC	1,454,003	1,572,225
Manna Pro Products, LLC	92,764	92,764
CGGR Operations Holding Corporation	-	2,000,000
Total	$16,367,020	$15,042,102

13. Classification of Portfolio Investments

As of March 31, 2019, the Company’s portfolio investments were categorized as follows:

Investment Type	Cost	Fair Value	% of Net Assets*
Senior Secured - First Lien	$151,644,699	$150,129,138	104.39%
Senior Secured - Second Lien	42,926,372	43,079,387	29.96%
Equity/Other	31,862,423	17,548,833	12.20%
CLO/Structured Credit	1,948,952	1,773,096	1.23%
Senior Subordinated	4,747,835	1,218,847	0.85%
Total	$233,130,281	$213,749,301	148.63%

Geographic Region
South	$48,732,847	$47,582,290	33.09%
West	38,729,299	39,382,613	27.38%
Southeast	41,903,027	30,852,327	21.45%
Northeast	33,455,364	30,241,442	21.03%
Mid-Atlantic	29,228,789	26,468,437	18.41%
Midwest	17,972,705	16,276,361	11.32%
Canada	14,746,555	14,845,053	10.32%
Ireland	6,412,743	6,327,682	4.40%
US	1,948,952	1,773,096	1.23%
Total	$233,130,281	$213,749,301	148.63%

Industry
Business Services	$39,245,249	$39,380,726	27.38%
Healthcare Services	38,782,915	38,911,183	27.06%
Consumer Services	32,416,441	32,409,288	22.54%
Industrial Services	20,849,327	16,879,789	11.74%
Technology & Telecom	14,912,086	14,827,024	10.31%
Retail	12,126,824	12,332,933	8.58%
Oil & Gas Services	11,239,976	11,239,976	7.82%
High Tech Industries	8,705,903	8,729,396	6.07%
Financial Services	8,528,999	8,528,999	5.93%
Wholesale/Distribution	7,492,961	8,482,000	5.90%
Media: Advertising, Printing & Publishing	12,677,834	8,239,996	5.73%
Environmental/Recycling Services	6,854,203	5,149,849	3.58%
Telecommunications	4,413,222	4,415,000	3.07%
USD CLO	1,948,952	1,773,096	1.23%
Security	5,485,401	1,023,999	0.71%
Transportation Logistics	1,254,000	760,000	0.53%
Industrial Manufacturing	500,000	666,047	0.46%
Education	5,695,988	—	0.0%
Total	$233,130,281	$213,749,301	148.63%

*Fair value as a percentage of Net Assets

As of December 31, 2018, the Company’s portfolio investments were categorized as follows:

Investment Type	Cost	Fair Value	% of Net Assets*
Senior Secured - First Lien	$167,745,286	$168,154,929	115.33%
Senior Secured - Second Lien	42,210,313	42,549,396	29.18%
Equity/Other	37,232,929	21,141,117	14.50%
CLO/Structured Credit	1,948,058	1,739,600	1.20%
Senior Subordinated	4,741,760	1,212,774	0.83%
Total	$253,878,346	$234,797,816	161.04%

Geographic Region
West	$52,427,327	$54,266,593	37.22%
Southeast	56,535,014	44,026,689	30.20%
South	45,437,808	43,758,859	30.01%
Northeast	43,622,806	38,144,071	26.16%
Midwest	24,841,625	23,614,916	16.20%
Canada	22,721,398	22,900,000	15.71%
Ireland	6,344,310	6,347,088	4.35%
US	1,948,058	1,739,600	1.19%
Total	$253,878,346	$234,797,816	161.04%

Industry
Business Services	$45,913,805	$46,130,114	31.64%
Healthcare Services	44,727,905	45,038,816	30.89%
Technology & Telecom	32,324,555	33,345,749	22.87%
Consumer Services	26,231,367	26,237,699	17.99%
Industrial Services	21,095,416	19,559,789	13.42%
Retail	12,051,199	12,119,708	8.31%
Oil & Gas Services	11,385,108	11,382,254	7.81%
Wholesale/Distribution	10,189,394	10,614,192	7.28%
High Tech Industries	8,701,223	8,729,396	5.99%
Media: Advertising, Printing & Publishing	12,677,834	6,554,225	4.50%
Environmental/Recycling Services	6,757,790	5,699,791	3.91%
Telecommunications	4,410,000	4,410,000	3.02%
USD CLO	1,948,058	1,739,600	1.19%
Security	5,485,401	1,023,999	0.70%
Waste Services	2,529,303	820,437	0.56%
Transportation Logistics	1,254,000	726,000	0.50%
Industrial Manufacturing	500,000	666,047	0.46%
Education	5,695,988	-	0.00%
Total	$253,878,346	$234,797,816	161.04%

*Fair value as a percentage of Net Assets

14. Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for one share of common stock for the three months ended March 31, 2019 and March 31, 2018.

	For the three months ended	For the three months ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Per share data(1)
Net asset value, beginning of period	$11.13	$11.09

Net investment income (loss)	0.22	0.27
Net realized and unrealized gains (losses)(2)	0.02	0.04
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	(0.02)	0.00
Net increase (decrease) in net assets resulting from operations	0.22	0.31

Distributions to shareholders:(3)
From net investment income	(0.18)	(0.18)
Total dividend distributions declared	(0.18)	(0.18)

Net asset value, end of period	$11.17	$11.22
Market value per share, end of period	$7.50	$6.96

Total return based on net asset value(4)(5)	2.0%	2.8%
Total return based on market value(4)(5)	18.7%	(14.9)%

Shares outstanding at end of period	12,875,566	14,010,374

Ratio/Supplemental Data:
Net assets, at end of period	$143,855,310	$157,182,400
Ratio of total expenses before waiver to average net assets(6)	10.10%	10.76%
Ratio of interest expenses to average net assets(6)	4.55%	4.63%
Ratio of incentive fees to average net assets(6)	(1.36)%	—%
Ratio of waiver of management and incentive fees to average net assets(6)	0.40%	—%
Ratio of net expenses to average net assets(6)	9.69%	10.76%
Ratio of net investment income (loss) before waiver to average net assets(6)	7.90%	10.32%
Ratio of net investment income (loss) after waiver to average net assets(6)	7.50%	10.32%

Total Credit Facility payable outstanding	$28,568,305	$55,403,273
Total Notes payable outstanding	$55,000,000	$55,000,000

Asset coverage ratio(7)	2.7	2.4
Portfolio turnover rate(5)	12%	11%

(1)	The per share data was derived by using the average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of purchases or sales of the Company's shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(4)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(5)	Not annualized.
(6)	Annualized, except for non-recurring expenses.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

15. Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company has one subsidiary, Southern Technical College (“STI”), that is deemed to be a “significant subsidiary” as of and for the three months ended March 31, 2019 and two subsidiaries, FST Technical Services, LLC (“FST”) and STI, that are deemed to be “significant subsidiaries” as of and for the year ended December 31, 2018 for which summarized financial information is presented below in aggregate as of and for the three months ended March 31, 2019 and as of and for the year ended December 31, 2018.

Southern Technical College

	As of		For the three months ended
Balance Sheet	March 31, 2019	Income Statement	March 31, 2019

Current Assets	$6,267,710	Net Sales	$2,552,182
Noncurrent Assets	43,896,887	Gross Profit	244,551
Current Liabilities	7,983,597	Net Income/EBITDA	260,721
Noncurrent Liabilities	18,743,480

Southern Technical College and FST Technical Services, LLC

	As of		For the year ended
Balance Sheet	December 31, 2018	Income Statement	December 31, 2018

Current Assets	$15,536,556	Net Sales	$50,355,783
Noncurrent Assets	64,090,276	Gross Profit	12,732,260
Current Liabilities	10,838,139	Net Income/EBITDA	7,318,579
Noncurrent Liabilities	32,322,997

In addition to the risks associated with our investments in general, there are unique risks associated with our investments in these entities. The business and growth of FST at December 31, 2018 depended in large part on the continued trend toward outsourcing of certain services in the semiconductor and biopharmaceutical industries and there was no assurance that this trend in outsourcing would have continued, as companies may elect to perform such services internally. A significant change in the direction of that trend generally, or a trend in the semiconductor and biopharmaceutical industry not to use, or to reduce the use of, outsourced services such as those provided by FST, could have significantly decreased its revenues and such decreased revenues could have had a material adverse effect on it or its results of operations or financial condition.

The business and growth of STI have been impacted by regulatory changes that have affected for-profit institutions. Although the regulatory climate has since improved, there is no assurance that this will continue to improve enrollment or retention rates.

16. Subsequent Events

Subsequent to March 31, 2019, the following activity occurred:

On April 1 and April 2, 2019, the Company received total funds of $7.0 million for the Champion ONE debt and equity repayment, which occurred on March 29, 2019 (consisting of $1.1 million in equity value and the principal amount of $5.9 million, respectively).

On April 3, 2019, Superior Controls, Inc. repaid its debt and equity for $8.5 million (consisting of the principal amount of $7.1 million and $1.4 million in equity value).

On April 4, 2019, the Company paid a dividend to shareholders of record as of March 29, 2019 of $0.18 per share.

On April 4, 2019, the Board announced that it had entered into a formal review process to evaluate strategic alternatives for the Company, including a sale of the Company, a business combination and other strategic transactions. The Board authorized its Committee of Independent Directors to lead the process.

On April 10, 2019, the Company sold $5.0 million of the first lien loan for Impact Group at 99.5% of par value.

On May 3, 2019, the Board approved the 2019 second quarter dividend of $0.18 per share and a special dividend of $0.15 per share for stockholders of record as of June 28, 2019, payable July 3, 2019. The special dividend was declared by the Board as a result of overearning the quarterly dividend in 2018.

On May 3, 2019, the Adviser agreed to a continuation of the temporary 25 basis point reduction across all of the base management fee breakpoints under the Investment Advisory Agreement, effective from May 1, 2019 to April 30, 2020.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

▪	our future operating results, including the performance of our existing investments;

▪	the introduction, withdrawal, success and timing of business initiatives and strategies;

▪	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

▪	the relative and absolute investment performance and operations of our investment adviser;

▪	the impact of increased competition;

▪	the impact of investments we intend to make and future acquisitions and divestitures;

▪	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

▪	the unfavorable resolution of any future legal proceedings;

▪	our business prospects and the prospects of our portfolio companies;

▪	our regulatory structure and tax status;

▪	the adequacy of our cash resources and working capital;

▪	the timing of cash flows, if any, from the operations of our portfolio companies;

▪	the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;

▪	the ability of our portfolio companies to achieve their objective;

▪	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our investment adviser;

▪	the impact of activist shareholder activities and the strategic alternative review process being undertaken by the Committee of Independent Directors of our Board of Directors (the “Board”) on our professional and consulting fees and expenses and on management distractions;

▪	our contractual arrangements and relationships with third parties;

▪	our ability to access capital and any future financings by us;

▪	the ability of our investment adviser to attract and retain highly talented professionals; and

▪	the impact of changes to tax legislation and, generally, our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.

Overview

Alcentra Capital Corporation (the “Company”, “Alcentra”, “we”, “us” or “our”) was formed as a Maryland corporation in 2013 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Alcentra is managed by Alcentra NY, LLC (the “Adviser”, or “Alcentra NY”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). State Street Bank and Trust Company (“State Street”) provides us with financial reporting, post-trade compliance, and treasury services. In addition, for U.S. federal income tax purposes, Alcentra has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code. Alcentra NY, LLC is a majority-owned, indirect subsidiary of The Bank of New York Mellon Corporation.

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

Review of Strategic Alternatives

In April 2019, the Board announced that it was exploring and evaluating a broad range of strategic alternatives to enhance long-term stockholder value, including a sale of the Company, a business combination and other strategic transactions. The Committee of Independent Directors, which has been delegated the authority to lead the process by the Board, has engaged an investment banking firm as its financial advisor in connection therewith. The strategic alternatives review process is ongoing, and there can be no assurance that it will result in a transaction, or if a transaction is undertaken, as to its terms or timing.

Portfolio Composition, Investment Activity and Yield

Expanded Investment Strategy and Portfolio Composition and Diversification

We originate and invest primarily in middle-market companies (typically those with $15 million up to $75 million of EBITDA) through first lien, second lien, unitranche and, to a lesser extent given the current credit environment, mezzanine debt. Starting in June 2017, we expanded our investment strategy to include larger middle-market companies and investments that have more seniority in a portfolio company’s capital structure, a security interest in the company’s collateral, and floating rate exposure and generally have more propensity to withstand changes in the economy, capital markets or other factors affecting such portfolio company. This expansion is a reflection of the current conditions of the debt capital markets combined with the Adviser’s view that we are in the later stages of the credit cycle. We are also executing this portfolio rotation to focus on stabilizing net asset value per share and minimizing credit losses associated with our historic focus on unsecured mezzanine debt and equity investments. The rotation to having a larger percentage of our portfolio in the senior part of the capital structure provides added protections, rights and remedies in case of a downturn in the economy or specific company performance issues. The addition of collateral also enhances our creditor rights during a workout or bankruptcy proceeding relative to other unsecured creditors. Lastly, more floating rate debt investments, versus fixed rate mezzanine debt, should reduce our exposure to interest rate increases. We believe that these measures are in the best interests of our stockholders. Although we expect that these measures will mitigate our investment-related risks to an extent, we also expect the weighted average yields on our portfolio will decrease as a result of the change in our investment strategy. We believe these measures are in the best interests of our stockholders.

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

During the three months ended March 31, 2019, we invested approximately $26.0 million in debt investments, including 5 new portfolio companies and three add on fundings. During the three months ended March 31, 2019 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of approximately $50.0 million. During the three months ended March 31, 2018, Alcentra invested $105.0 million in 14 new portfolio companies, 6 add on financings, and 1 refinancing. We also received $151.0 million of repayments.

As of March 31, 2019, we had $213.7 million (at fair value) invested in 28 companies and 1 CLO. Our portfolio included approximately 70.2% of first lien debt, 20.2% of second lien debt, 0.6% of subordinated debt, 0.8% in CLO debt and 8.2% of equity investments. At March 31, 2019, our average portfolio company investment at amortized cost and fair value was approximately $7.7 million and $7.5 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $20.6 million.

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

At March 31, 2019, 92.6% of our debt investments bore interest based on floating rates (with a majority subject to interest rate floors), such as LIBOR, and 7.4% bore interest at fixed rates. At December 31, 2018, 86.9% of our debt investments bore interest based on floating rates (with a majority subject to interest rate floors), such as LIBOR, and 13.1% bore interest at fixed rates. The weighted average coupon on all of our debt investments as of March 31, 2019 and December 31, 2018 was approximately 10.4% and 11.0%, respectively. The weighted average yield on our debt investments as of March 31, 2019 and December 31, 2018 was approximately 11.2% and 11.0%, respectively.

The following table shows the portfolio composition by investment type at fair value and cost with the corresponding percentage of total investments.

	Fair Value				Cost
	31-Mar-19		31-Dec-18		31-Mar-19		31-Dec-18
	(dollars in thousands)
Senior Secured - First Lien	$150,129	70.2%	$168,090	71.6%	$151,645	65.0%	$167,745	66.1%
Senior Secured - Second Lien	43,079	20.2%	42,549	18.1%	42,926	18.5%	42,210	16.5%
Senior Subordinated	1,219	0.6%	1,213	0.6%	4,748	2.0%	4,742	1.9%
CLO/Structured Credit	1,773	0.8%	1,740	0.7%	1,949	0.8%	1,948	0.8%
Equity/Other	17,549	8.2%	21,141	9.0%	31,862	13.7%	37,233	14.7%
Total	$213,749	100.0%	$234,733	100.0%	$233,130	100.0%	$253,878	100.0%

The following table shows portfolio composition by geographic region at fair value and cost with the corresponding percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Cost				Fair Value
	31-Mar-19		31-Dec-18		31-Mar-19		31-Dec-18
	(dollars in thousands)
South	$48,733	20.9%	$45,438	17.9%	$47,582	22.3%	$43,759	18.6%
West	38,729	16.6%	52,427	20.7%	39,383	18.4%	54,202	23.1%
Southeast	41,903	18.0%	56,535	22.3%	30,852	14.4%	44,027	18.8%
Northeast	33,455	14.4%	43,623	17.2%	30,241	14.1%	38,144	16.2%
Mid-Atlantic	29,228	12.5%	-	-	26,468	12.4%	-	-
Midwest	17,973	7.7%	24,842	9.8%	16,276	7.6%	23,615	10.1%
Canada	14,747	6.3%	22,721	8.9%	14,845	6.9%	22,900	9.8%
Ireland	6,413	2.8%	6,344	2.5%	6,328	3.0%	6,347	2.7%
US (CLO)	1,949	0.8%	1,948	0.8%	1,773	0.8%	1740	0.7%
Total	$233,130	100.0%	$253,878	100.0%	$213,749	100.0%	$234,733	100.0%

The following table shows the detailed industry composition of our portfolio at cost and fair value as a percentage of total investments.

	Cost		Fair Value
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Business Services	16.8%	18.1%	18.4%	19.7%
Healthcare Services	16.6%	17.6%	18.2%	19.2%
Consumer Services	13.9%	10.3%	15.2%	11.1%
Industrial Services	8.9%	8.3%	7.9%	8.3%
Technology & Telecom	6.4%	12.7%	6.9%	14.2%
Media: Advertising, Printing & Publishing	5.4%	5.0%	3.9%	2.8%
Retail	5.2%	4.7%	5.8%	5.2%
Oil & Gas Services	4.8%	4.5%	5.3%	4.8%
High Tech Industries	3.7%	3.4%	4.1%	3.7%
Financial Services	3.7%	0.0%	4.0%	0.0%
Wholesale/Distribution	3.2%	4.0%	4.0%	4.5%
Environmental/Recycling Services	2.9%	2.7%	2.4%	2.4%
Education	2.4%	2.2%	0.0%	0.0%
Security	2.4%	2.2%	0.5%	0.4%
Telecommunications	1.9%	1.7%	2.1%	1.9%
USD CLO	0.8%	0.8%	0.8%	0.7%
Transportation Logistics	0.5%	0.5%	0.4%	0.3%
Industrial Manufacturing	0.2%	0.2%	0.3%	0.3%
Waste Services	0.0%	1.0%	0.0%	0.3%
Total	100.0%	100.0%	100.0%	100.0%

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

Comparison of the three months ended March 31, 2019 and March 31, 2018

Investment Income

We generate revenue in the form of interest income on debt investments, distributions, if any, on other investment securities that we may acquire in portfolio companies and other fees generated from our investment activity. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Our investment strategy will continue to focus on more floating rate investments to protect against rising interest rates. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK, however, we intend to avoid PIK features in new portfolio investments. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

For the three months ended March 31, 2019, total investment income was $6.4 million, a decrease of $1.8 million or (21.4) % from the $8.2 million of total investment income for the three months ended March 31, 2018. This decrease was mainly due to prepayment penalties in the amount of $1.4 million received on two repayments in the three months ended March 31, 2018. The remaining $0.4 million decrease is due to the continued portfolio rotation of legacy investments (Tunnel Hill and FST Technical).

Expenses

For the three months ended March 31, 2019, total net expenses (after the waiver of management fees) was $3.5 million, a decrease of $0.9 million or (19.5)%, from the $4.4 million for the three months ended March 31, 2018. Base management fees were $0.9 million, a decrease of $0.4 million, or (30.0)%, from the $1.2 million for the three months ended March 31, 2018. This decrease is due to the amended Advisory Agreement which reduced the management fee from 1.75% to 1.50% on a permanent basis effective May 1, 2018 and also included an additional temporary 25 basis points reduction resulting in a 1.25% management fee for the period May 1, 2018 through April 30, 2019. In addition there has been a decrease in total average assets in the comparable periods. There was also a reversal of incentive fees previously accrued due largely to the write off of Tunnel Hill in the amount of $0.5 million.

For the three months ended March 31, 2019, interest and financing expense was $1.6 million, a decrease from $1.8 million for the comparable period due to lower borrowings under our senior secured revolving credit facility (as amended and restated from time to time) with ING Capital, LLC. As of March 31, 2019, we had borrowings of $28.6 million under the Credit Facility while for the three months ended March 31, 2018, we had borrowings of $55.4 million under the Credit Facility. In addition, the Credit Facility was amended on September 21, 2018 whereby our interest rate was lowered from 3.25% to 2.5% if the contribution to the borrowing base of eligible portfolio investments that are first lien bank loans is greater than or equal to 70%.

General and administrative expenses for the three months ended March 31, 2019 were $1.6 million, an increase of $0.3 million from the comparable period. This was largely due to an increase in (i) professional fees, (ii) directors fees, both primarily relating to stockholder activist activities and the Board’s formal review process to evaluate strategic alternatives for the Company, and (iii) an increase in our excise tax payable. These were offset by a decrease in consulting fees. We expect directors’ fees, insurance fees, consulting fees and other professional expenses to increase on a go-forward basis in light of recent stockholder activist activities and the Board’s formal review process to evaluate strategic alternatives for the Company.

Net Investment Income

Net investment income was $2.9 million, or $0.22 per common share based on the weighted average of 12,906,379 common shares outstanding for the three months ended March 31, 2019, as compared to $3.8 million, or $0.27 per common share based on the weighted average of 14,198,651 common shares outstanding for the three months ended March 31, 2018.

Net Realized Gains and Losses and Net Change in Unrealized Appreciation (Depreciation) of Investments

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

For the three months ended March 31, 2019, the net realized loss from portfolio investments was $0.5 million and the net unrealized depreciation was $0.2 million. The realized loss was due to (i) the loss from the sale of Tunnel Hill netted against the gain from the sale of FST common equity. The net unrealized depreciation is due to (i) the reclass of the FST sale of equity from unrealized to realized, (ii) the reclass of the Tunnel Hill sale from unrealized to realized and (iii) foreign currency translation unrealized appreciation.

For the three months ended March 31, 2018, the net realized loss from portfolio investments was $0.015 million.

Benefit/(Provision) for Taxes on Unrealized Gain/Loss on Investments

We have a direct wholly owned subsidiary that has elected to be a taxable entity (the ‘‘Taxable Subsidiary’’). The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended March 31, 2019, we recognized a provision for taxes on unrealized loss of investments of $(0.3) million. For the three months ended March 31, 2018, we recognized a provision for taxes of $(0.003) million.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $2.0 million, or $0.15 per common share for the three months ended March 31, 2019, as compared to a net increase in net assets resulting from operations totaling $3.5 million, or $0.25 per common share for the three months ended March 31, 2018. These are based on weighted average shares outstanding of 12,906,379 and 14,198,651 for March 31, 2019 and 2018, respectively.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $2.8 million for the three months ended March 31, 2019, primarily from net proceeds from sales/returns of capital of portfolio investments offset by a decrease in the payables for investments purchased. Our financing activities for the three months ended March 31, 2019 used cash of $4.0 million primarily for repayments under the Credit Facility, distributions and repurchases of our common stock. As of March 31, 2019, we had a cash balance of $4.4 million, a decrease of $9.1 million from March 31, 2018.

Our liquidity and capital resources are derived from the sale of securities, borrowings under the Credit Facility and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as distributions to our stockholders. We expect to use these capital resources as well as proceeds from turnover within our portfolio, borrowings under the Credit Facility and from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, when our common stock is trading at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and the Board makes certain determinations in connection therewith.

As a business development company (“BDC”), we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. The Small Business Credit Availability Act (“the SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. On May 4, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the applicability of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, effective on May 4, 2019, our asset coverage requirement applicable to senior securities, under the 1940 Act, will be reduced from 200% to 150%, and the risks associated with an investment in us may increase. Thus, effective as of May 4, 2019, we will be permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. However, we remain subject to a 200% minimum asset coverage ratio covenant under the Credit Facility and thus will not be able to take advantage of the reduced asset coverage requirement under the 1940 Act unless and until we negotiate revised terms and conditions with the lenders under the Credit Facility. As of March 31, 2019 our asset coverage ratio was 272%. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

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

The covenants under the Credit Facility include a provision for a minimum asset coverage ratio of 2.00 to 1, a minimum interest coverage ratio of 2.00 to 1 as of the last day of any fiscal quarter, and a requirement to maintain stockholder’s equity as of the last day of any fiscal quarter to be no less than the greater of  (i) 45% of our total assets and our subsidiaries as at the last day of such fiscal quarter and (ii) the sum of  (x) $120,000,000 plus (y) 65% of the aggregate net proceeds of all sales of equity interests by us and our subsidiaries after September 21, 2018. In addition, the Credit Facility requires payment of a commitment fee ranging from 0.5% to 1.0% per annum based on the size of the unused portion of the Credit Facility. The Credit Facility is secured by a first priority security interest in all of our portfolio investments, the equity interests in certain of our direct and indirect subsidiaries, and substantially all of our other assets.

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

Commitments and Contingencies

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2019, we had 6 such investments with an aggregate unfunded commitment of $16.4 million and at December 31, 2018 we had 7 such investments with an aggregate unfunded commitment of $15.0 million. See “Note 12 - Commitments and Contingencies” in the notes to our financial statements for more information.

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

Valuation of portfolio investments

We generally invest in illiquid loans and securities including debt of lower-middle and middle-market companies and, to a lesser extent, equity investments in such companies. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Board. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least once annually. With respect to unquoted securities, we value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies and other factors.

Because there is not a readily available market for substantially all of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process, and in consultation with our Adviser, the valuation committee of the Board and, in some cases, independent valuation firms. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with our Adviser’s Investment Committee;

•	Independent valuation firms engaged by the valuation committee of the Board will prepare valuations on a selected portion of our investment portfolio on a quarterly basis (and each portfolio position on at least an annual basis) and submit reports to the Board;

•	The valuation committee of the Board then reviews these preliminary valuations; and

•	The Board then discusses valuations and approves the fair value of each investment in our portfolio in good faith, based the input of Adviser, the independent valuation firms and the valuation committee.

As part of our valuation procedures, we risk rate all of our investments. Our investment rating system uses a scale of 1 to 5. Our internal rating is not an exact system, but it is used internally to estimate the probability, among other things, of: (i) default on our investments and (ii) loss of our principal. In general, our internal rating system may also assist the Board in its determination of the fair value of our investments. Our internal risk rating system generally encompasses both qualitative and quantitative aspects of our portfolio companies.

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

Our internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. A review of each investment is made regularly and any changes will be made to the internal performance ratings accordingly. In connection with our valuation process, the Board, along with its valuation committee will review these internal performance ratings on a quarterly basis.

Rating Summary – March 31, 2019
(dollars in thousands)

Risk Rating	Cost	% of Cost	FMV	% of FMV
1	$133,920	57.4%	$135,728	63.5%
2	41,195	17.7%	41,225	19.3%
3	13,932	6.0%	9,000	4.2%
4	38,387	16.5%	27,796	13.0%
5	5,696	2.4%	0	0.0%
	$233,130	100.0%	$213,749	100.0%

Recent Developments

Subsequent to March 31, 2019, the following activity occurred:

On April 1 and April 2, 2019, we received total funds of $7.0 million for the Champion ONE debt and equity repayment, which occurred on March 29, 2019 (consisting of $1.1 million in equity value and the principal amount of $5.9 million, respectively).

On April 3, 2019, Superior Controls, Inc. repaid its debt and equity for $8.5 million (consisting of the principal amount of $7.1 million and $1.4 million in equity value).

On April 4, 2019, we paid a dividend to shareholders of record as of March 29, 2019 of $0.18 per share.

On April 4, 2019, the Board announced that it had entered into a formal review process to evaluate strategic alternatives for the Company, including a sale of the Company, a business combination and other strategic transactions. The Board authorized its Committee of Independent Directors to lead the process.

On April 10, 2019, we sold $5.0 million of the first lien loan for Impact Group at 99.5% of par value.

On May 3, 2019, the Board approved the 2019 second quarter dividend of $0.18 per share and a special dividend of $0.15 per share for stockholders of record as of June 28, 2019, payable July 3, 2019. The special dividend was declared by the Board as a result of overearning the quarterly dividend in 2018.

On May 3, 2019, the Adviser agreed to a continuation of the temporary 25 basis point reduction across all of the base management fee breakpoints under the Investment Advisory Agreement, effective from May 1, 2019 to April 30, 2020.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three months ended March 31, 2019, 20 of our loans, or 92.6% of the fair value of our debt portfolio bore interest at floating rates. A majority of these floating rate loans have interest rate floors, which have all been exceeded in the current interest rate environment. Assuming that the Statement of Assets and Liabilities as of March 31, 2019 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one or two percent increase in LIBOR would have less than a 2% effect on our portfolio. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company, its subsidiaries, nor the Adviser is currently subject to any material legal proceedings, nor, to the Company and the Adviser’s knowledge, is any material legal proceeding threatened against them. From time to time, the Company, its subsidiaries and/or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of their rights under contracts with portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and these discussed below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There can be no assurance that our Board of Directors’ review of strategic alternatives will result in a transaction or, if a transaction is consummated, that we will be able to achieve some or all of the benefits anticipated from such transaction.

As initially announced in April 2019, the Board has elected to explore and evaluate a broad range of strategic alternatives to enhance long-term stockholder value, and the Committee of Independent Directors, which has been delegated the authority to lead the process by the Board, has engaged an investment banking firm as its financial advisor in connection therewith. There can be no assurance that this strategic alternatives review process will result in a transaction, or if a transaction is undertaken, as to its terms or timing. Our ability to successfully complete any strategic transaction is subject to significant risks, including, among others, the risk that any required regulatory or governmental approvals may not be obtained and the risk that, for this or other reasons, we may be unable to achieve some or all of the benefits that we anticipated from such transaction.

The announcement of the Board of Directors’ review of strategic alternatives could adversely affect our business, financial results and operations.

The announcement of the Board’s election to explore and evaluate strategic alternatives could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future borrowers and the Adviser’s employees, which could have a significant negative impact on our future revenues and results of operations, regardless of whether the strategic alternatives review process results in the completion of a transaction. In particular, the Adviser could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the strategic alternatives review and the possibility of a transaction. Existing borrowers may refinance their loans with us, and the Adviser could also potentially lose and may have difficulty in hiring new employees. In addition, we have diverted, and will continue to divert, significant management resources towards the review of strategic alternatives and related matters, which could have a significant negative impact on our future revenues and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Information relating to the Company’s purchases of its common stock during the three months ended March 31, 2019 is as follows:

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program (4)

January 1 - January 31, 2019	207,220	$6.36	207,220	$5,895,760
February 1 - February 28, 2019	22,509	$7.00	22,509	$5,738,265
March 1 - March 31, 2019	-	$-	-	$5,738,265

(1) On November 5, 2018, the Board authorized a $10.0 million discretionary open-market share repurchase program under which we may repurchase shares of our common stock in the open market until the approved dollar amount has been used to repurchase shares. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. Pursuant to the Board authorization, we adopted a trading plan on December 10, 2018, for the purpose of repurchasing shares of its common stock in the open market (the “Plan”). Under the Plan, we may repurchase up to the lesser of (1) 5.0% of the amount of shares of our common stock outstanding as of the date of the Plan, December 10, 2018 and (2) $10.0 million in aggregate amount of our common stock. During the three months ended March 31, 2019, we repurchased 229,729 shares of our common stock for $1,476,415 under the Plan inclusive of commissions.

(2) Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

(3) Subsequent to period-end, through May 6, 2019, there were no additional repurchases.

(4) As of May 6, 2019, considering repurchases of our common stock subsequent to period-end, the dollar value of shares that may yet be purchased by us under the $10.0 million share repurchase program is approximately $5.7 million.

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

Dated: May 6, 2019

By:	/s/ Suhail A. Shaikh
Name: Suhail A. Shaikh
Title: Chief Executive Officer

By:	/s/ Ellida McMillan
Name: Ellida McMillan
Title: Chief Financial Officer, Chief Operating Officer, Treasurer, and Secretary

