Form 10-Q
period 2019-06-30
Alcentra Capital Corp
filed 2019-08-07
CIK 1578620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

There were 12,875,566 shares of the Registrant’s common stock outstanding as of August 7, 2019.

ALCENTRA CAPITAL CORPORATION

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Assets and Liabilities

	As of June 30, 2019 (Unaudited)	As of December 31, 2018
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $213,022,113 and $212,280,172, respectively)	$204,633,762	$205,411,779
Non-controlled, affiliated investments, at fair value (cost of $26,581,387 and $26,385,612, respectively)	14,573,438	12,980,016
Controlled, affiliated investments, at fair value (cost $0 and $15,212,562, respectively)	—	16,406,021
Cash	7,796,536	11,049,499
Dividends and interest receivable	1,404,187	454,883
Receivable for investments sold	2,674,457	644,733
Deferred financing costs	1,066,348	1,366,393
Deferred tax asset	4,263,462	5,385,694
Prepaid expenses and other assets	354,583	79,410
Total Assets	$236,766,773	$253,778,428

Liabilities
Credit facility payable	$26,565,008	$28,536,441
Notes payable (net of deferred note offering costs of $642,731 and $855,433, respectively)	54,357,269	54,144,567
Payable for investments purchased	5,925,000	18,550,000
Other accrued expenses and liabilities	251,183	535,096
Directors’ fees payable	197,154	36,125
Professional fees payable	886,641	554,173
Interest and credit facility expense payable	1,176,846	1,069,139
Management fee payable	701,305	765,659
Income-based incentive fees payable	198,805	890,796
Distributions payable	4,248,937	2,433,102
Unearned structuring fee revenue	—	81,643
Income tax liability	320,630	379,155
Total Liabilities	94,828,778	107,975,896

Commitments and Contingencies (Note 12)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 12,875,566 and 13,105,295 shares issued and outstanding, respectively)	12,876	13,105
Additional paid-in capital	197,118,476	198,594,662
Distributable earnings (accumulated loss)	(55,193,357)	(52,805,235)
Total Net Assets	141,937,995	145,802,532
Total Liabilities and Net Assets	$236,766,773	$253,778,428

Net Asset Value Per Share	$11.02	$11.13

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Operations

	For the three months ended June 30, 2019 (Unaudited)	For the three months ended June 30, 2018 (Unaudited)	For the six months ended June 30, 2019 (Unaudited)	For the six months ended June 30, 2018 (Unaudited)
Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$5,753,089	$5,865,711	$11,559,398	$11,608,097
Paid-in-kind interest income from portfolio investments	28,797	45,481	113,301	245,131
Other income from portfolio investments	177,118	611,812	284,875	2,119,116
Dividend income from portfolio investments	—	30,756	—	61,512
From non-controlled, affiliated investments:
Interest income from portfolio investments	41,762	129,080	78,241	206,533
Paid in-kind income from portfolio investments	93,190	90,004	189,603	213,130
Other income from portfolio investments	—	—	—	—
From controlled, affiliated investments:
Interest income from portfolio investments	—	481,106	208,538	981,996
Paid in-kind income from portfolio investments	—	—	—	—
Other income from portfolio investments	45,979	—	133,095	—
Total investment income	6,139,935	7,253,950	12,567,051	15,435,515

Expenses:
Management fees	841,566	1,036,122	1,707,184	2,270,985
Income-based incentive fees/(reversal of accruals)	(204,867)	—	(691,991)	—
Professional fees	774,386	379,082	1,399,615	733,152
Valuation services	86,250	(10,038)	157,500	53,933
Interest and credit facility expense	1,322,878	1,745,485	2,740,328	3,440,372
Amortization of deferred financing costs	206,429	103,570	412,545	207,551
Directors’ fees	215,000	116,826	374,676	213,028
Insurance expense	91,492	56,519	147,327	112,507
Amortization of deferred note offering costs	109,340	119,267	242,703	245,961
Consulting fees	133,315	176,702	244,916	481,740
Excise tax	(78,019)	365,308	390,413	365,308
Other expenses	251,851	(209,200)	314,299	160,511
Total expenses	3,749,621	3,879,643	7,439,515	8,285,048
Waiver of management fees	(140,261)	(109,281)	(284,531)	(109,281)
Net expenses	3,609,360	3,770,362	7,154,984	8,175,767
Net investment income and foreign currency transactions	2,530,575	3,483,588	5,412,067	7,259,748

Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	1,604,042	(10,108,277)	(111,717)	(10,123,092)
Non-controlled, affiliated investments	—	(10,167,517)	—	(10,167,517)
Controlled, affiliated investments	—	—	1,193,459	—
Foreign currency transactions	25,078	—	65,494	—
Net realized gain (loss) from portfolio investments and foreign currency transactions	1,629,120	(20,275,794)	1,147,236	(20,290,609)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(1,339,551)	4,213,571	(1,519,958)	3,880,145
Non-controlled, affiliated investments	324,231	9,319,907	1,397,647	9,212,533
Controlled, affiliated investments	—	—	(1,193,459)	220,904
Foreign currency translation	(127,563)	—	(11,628)	—
Net change in unrealized appreciation (depreciation) from portfolio investments and foreign currency translation	(1,142,883)	13,533,478	(1,327,398)	13,313,582
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	(871,877)	1,019,717	(1,124,675)	1,017,228
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	(385,640)	(5,722,599)	(1,304,837)	(5,959,799)
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,144,935	$(2,239,011)	$4,107,230	$1,299,949

Basic and diluted:
Net investment income per share	$0.20	$0.25	$0.42	$0.52
Earnings (loss) per share	$0.17	$(0.16)	$0.32	$0.09
Weighted Average Shares of Common Stock Outstanding	12,875,566	13,725,423	12,890,887	13,960,729

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at March 31, 2018	14,010,374	$14,010	$205,060,309	$(47,891,919)	$157,182,400
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	3,483,588	3,483,588
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(20,275,794)	(20,275,794)
Net change in unrealized appreciation/(depreciation) on investments and foreign currency translation	—	—	—	13,533,478	13,533,478
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	—	—	—	1,019,717	1,019,717
Shareholder distributions:
Repurchase of common stock	(427,623)	(427)	(2,898,627)	—	(2,899,054)
Distributions to shareholders	—	—	—	(2,449,591)	(2,449,591)
Total increase (decrease) for the three months ended June 30, 2018	(427,623)	(427)	(2,898,627)	(4,688,602)	(7,587,656)
Balance at June 30, 2018	13,582,751	$13,583	$202,161,682	$(52,580,521)	$149,594,744
Dividends declared per common share	—	$—	$—	$0.18	$0.18

Balance at December 31, 2017	14,222,945	$14,223	$206,570,701	$(48,870,749)	$157,714,175
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	7,259,748	7,259,748
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(20,290,609)	(20,290,609)
Net change in unrealized appreciation/(depreciation) on investments and foreign currency translation	—	—	—	13,313,582	13,313,582
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	—	—	—	1,017,228	1,017,228
Shareholder distributions:
Repurchase of common stock	(640,194)	(640)	(4,409,019)	—	(4,409,659)
Distributions to shareholders	—	—	—	(5,009,721)	(5,009,721)
Total increase (decrease) for the six months ended June 30, 2018	(640,194)	(640)	(4,409,019)	(3,709,772)	(8,119,431)
Balance at June 30, 2018	13,582,751	$13,583	$202,161,682	$(52,580,521)	$149,594,744
Dividends declared per common share	—	$—	$—	$0.36	$0.36

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at March 31, 2019	12,875,566	$12,876	$197,118,476	$(53,276,042)	$143,855,310
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	2,530,575	2,530,575
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	1,629,120	1,629,120
Net change in unrealized appreciation/(depreciation) on investments and foreign currency translation	—	—	—	(1,142,883)	(1,142,883)
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	—	—	—	(871,877)	(871,877)
Shareholder distributions:
Repurchase of common stock	—	—	—	—	—
Distributions to shareholders	—	—	—	(4,062,250)	(4,062,250)
Total increase (decrease) for the three months ended June 30, 2019	—	—	—	(1,917,315)	(1,917,315)
Balance at June 30, 2019	12,875,566	$12,876	$197,118,476	$(55,193,357)	$141,937,995
Dividends declared per common share	—	$—	$—	$0.33	$0.33

Balance at December 31, 2018	13,105,295	$13,105	$198,594,662	$(52,805,235)	$145,802,532
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	5,412,067	5,412,067
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	1,147,236	1,147,236
Net change in unrealized appreciation/(depreciation) on investments and foreign currency translation	—	—	—	(1,327,398)	(1,327,398)
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	—	—	—	(1,124,675)	(1,124,675)
Shareholder distributions:
Repurchase of common stock	(229,729)	(229)	(1,476,186)	—	(1,476,415)
Distributions to shareholders	—	—	—	(6,495,352)	(6,495,352)
Total increase (decrease) for the six months ended June 30, 2019	(229,729)	(229)	(1,476,186)	(2,388,122)	(3,864,537)
Balance at June 30, 2019	12,875,566	$12,876	$197,118,476	$(55,193,357)	$141,937,995
Dividends declared per common share	—	$—	$—	$0.51	$0.51

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Cash Flows

	For the six months ended June 30, 2019 (Unaudited)	For the six months ended June 30, 2018 (Unaudited)
Cash Flows from Operating Activities
Net increase/(decrease) in net assets resulting from operations	$4,107,230	$1,299,949

Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from portfolio investments	(1,081,742)	20,290,609
Net change in unrealized (appreciation) depreciation of portfolio investments	1,315,770	(13,313,582)
Deferred tax asset	1,122,232	(1,020,150)
Paid in-kind interest income from portfolio investments	(302,904)	(458,261)
Accretion of discount on debt securities	(998,069)	(342,245)
Purchases of portfolio investments	(58,735,969)	(44,048,803)
Net proceeds from sales/return of capital of portfolio investments	75,393,530	79,266,967
Amortization of deferred financing costs	412,545	207,551
Amortization of deferred note offering costs	242,703	245,961
(Increase) decrease in operating assets:
Dividends and interest receivable	(949,304)	(772,871)
Receivable for investments sold	(2,029,724)	—
Income tax asset	—	104,089
Prepaid expenses and other assets	(275,173)	(129,557)
Increase (decrease) in operating liabilities:
Payable for investments purchased	(12,625,000)	—
Other accrued expenses and liabilities	(283,913)	76,131
Directors' fees payable	161,029	(32,792)
Professional fees payable	332,468	94,867
Interest and credit facility expense payable	107,707	(90,618)
Management fee payable	(64,354)	(338,331)
Income-based incentive fees payable	(691,991)	—
Unearned structuring fee revenue	(81,643)	(393,973)
Income tax liability	(58,525)	—
Net cash provided by (used in) operating activities	5,016,903	40,644,941

Cash Flows from Financing Activities
Financing costs paid	(112,500)	(112,501)
Offering costs paid	(30,001)	(30,001)
Proceeds from credit facility payable	51,606,335	21,350,000
Repayments of credit facility payable	(53,564,218)	(52,500,000)
Distributions paid to shareholders	(4,679,517)	(6,121,435)
Repurchase of common stock	(1,476,415)	(4,409,659)
Net cash provided by (used in) financing activities	(8,256,316)	(41,823,596)
Effect of exchange rate changes on cash denominated in foreign currency	(13,550)	—
Increase (decrease) in cash and cash equivalents	(3,252,963)	(1,178,655)
Cash at beginning of period	11,049,499	13,882,956
Cash and Cash Equivalents at End of Period	$7,796,536	$12,704,301

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$2,632,621	$3,530,990
Accrued offering costs	$2,485	$2,485
Accrued distributions payable	$4,248,937	$2,449,591

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments

As of June 30, 2019

(Unaudited)

Company(+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 144.17%
Senior Secured - First Lien — 95.48%
Aegis Sciences Corporation (2),(3)	Consumer Services	LIBOR + 5.50%	1.00%	8.24%	5/9/2025	7,441,263	$7,280,818	$7,162,215	5.05%
Black Diamond Oilfield Rentals, LLC (2),(4)	Oil & Gas Services	LIBOR + 6.50%	1.00%	9.09%	12/17/2020	10,955,419	10,955,419	10,955,419	7.72%
Cambium Learning Group, Inc. (2),(4)	Technology & Telecom	LIBOR + 4.50%		7.08%	12/18/2025	1,985,013	1,891,781	1,957,718	1.38%
CGGR Operations Holdings Corporation (2),(4),(11)	Business Services	LIBOR + 7.0%	1.00%	9.59%	9/30/2022	3,136,418	3,108,892	3,136,418	2.21%
Clanwilliam Group Ltd. (2),(4),(5)	Technology & Telecom	Euribor + 7.00%		7.00%	11/8/2025	€5,922,000	6,570,730	6,559,381	4.62%
Digital Room Holdings, Inc. (2),(4)	Business Services	LIBOR + 5.00%		7.52%	5/21/2026	7,000,000	6,895,000	6,895,950	4.86%
Envocore Holding, LLC (2),(4),(6)	Industrial Services	LIBOR + 10.25%	1.00%	12.85%	6/30/2022	17,694,444	17,656,113	16,101,944	11.34%
Epic Healthcare Staffing Intermediate Holdco, LLC (2),(4),(5),(7)	Business Services	LIBOR + 8.25%	1.00%	10.84%	10/19/2022	10,840,396	10,807,734	10,840,395	7.64%
GGC Aperio Holdings, L.P. (2),(4)	Financial Services	LIBOR + 5.00%		7.59%	10/26/2024	8,662,500	8,244,193	8,619,188	6.07%
Healthcare Associates of Texas, LLC (2),(4),(5)	Healthcare Services	LIBOR + 8.25%	1.00%	10.84%	11/8/2022	20,445,329	20,445,328	20,445,329	14.40%
Impact Group, LLC (2),(4)	Consumer Services	LIBOR + 6.50%	1.00%	9.10%	6/27/2023	13,905,486	13,858,297	13,523,085	9.53%
Institutional Shareholder Services, Inc. (2),(4)	Business Services	LIBOR + 4.50%		7.10%	3/5/2026	2,992,500	2,963,796	2,963,809	2.09%
Manna Pro Products, LLC (2),(4),(5)	Consumer Services	LIBOR + 6.00%	1.00%	8.44%	12/8/2023	7,404,645	7,328,732	7,330,600	5.16%
Palmetto Moon LLC (4)	Retail	11.5% Cash, 2.5% PIK		14.00%	10/31/2021	4,397,117	4,382,769	4,265,203	3.00%
Perforce Software Inc. (2),(4)	High Tech Industries	LIBOR + 4.50%		6.82%	7/1/2026	5,000,000	4,975,000	4,975,000	3.51%
Pinstripe Holdings, LLC (2),(4)	Business Services	LIBOR + 6.00%		8.44%	1/17/2025	9,975,000	9,789,167	9,792,500	6.90%
Total Senior Secured - First Lien							137,153,769	135,524,154	95.48%

Senior Secured - Second Lien — 45.96%

BayMark Health Services, Inc. (2),(4),(5)	Healthcare Services	LIBOR + 8.25%	1.00%	10.77%	3/1/2025	8,000,000	$7,893,042	$8,000,000	5.64%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of June 30, 2019

(Unaudited)

Company(+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Cambium Learning Group, Inc. (2),(4)	Technology & Telecom	LIBOR + 8.50%		11.08%	12/18/2026	5,000,000	$4,710,240	$4,716,118	3.32%
CGGR Operations Holdings Corporation (2),(4),(11)	Business Services	LIBOR + 11.5%	1.00%	14.09%	9/30/2023	11,431,579	11,349,077	11,431,578	8.05%
Institutional Shareholder Services, Inc. (2),(4)	Business Services	LIBOR + 8.50%		11.12%	3/5/2027	2,000,000	1,942,261	1,942,302	1.37%
Medsurant Holdings, LLC (4)	High Tech Industries	13.00% Cash		13.00%	6/30/2020	8,729,396	8,710,483	8,729,396	6.15%
Perforce Software Inc. (2),(4)	High Tech Industries	LIBOR + 8.00%		10.32%	7/1/2027	5,000,000	4,850,000	4,950,000	3.49%
Pharmalogic Holdings Corp. (2),(4)	Healthcare Services	LIBOR + 8.0%		10.44%	12/11/2023	16,100,000	16,034,637	16,100,000	11.34%
Sandvine Corporation (2),(4)	Telecommunications	LIBOR + 8.00%		10.44%	11/2/2026	4,500,000	4,414,967	4,417,330	3.11%
WeddingWire, Inc. (2),(4)	Consumer Services	LIBOR + 8.25%		10.69%	12/21/2026	5,000,000	4,952,134	4,952,896	3.49%
Total Senior Secured - Second Lien							64,856,841	65,239,620	45.96%
CLO/Structured Credit — 1.29%
Goldentree Loan Management US CLO 2 Ltd. (2),(3)	USD CLO	LIBOR + 4.70%		7.06%	11/28/2030	2,000,000	$1,949,886	$1,828,490	1.29%
Total CLO/Structured Credit							1,949,886	1,828,490	1.29%
Equity/Other — 1.44%

Envocore Holding, LLC, Preferred Shares(4),(6),(8)	Industrial Services					1,139,725	$1,160,360	$—	—
IGT, Preferred Shares(4),(8)	Industrial Services	11% PIK		11.00%	12/10/2024	1,110,922	1,110,922	—	—
Common Shares(4),(8)						44,000	44,000	—	—
Preferred AA Shares(4),(8)		15% PIK		15.00%	12/10/2024	326,789	326,790	270,734	0.19%
							1,481,712	270,734	0.19%
Metal Powder Products, LLC, Common Shares(4),(8)	Industrial Manufacturing					500,000	500,000	665,961	0.47%
My Alarm Center, LLC, Common Shares(4),(8)	Security					129,582	256,793	—	—
Junior Preferred Shares(4),(8)						2,420	2,366,548	—	—

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of June 30, 2019

(Unaudited)

Company(+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Senior Preferred Shares(4),(8)		8% PIK		8.00%	7/14/2022	2,998	$2,862,059	$1,023,603	0.72%
							5,485,400	1,023,603	0.72%
Palmetto Moon LLC, Common Shares(4),(8)	Retail					61	434,145	81,200	0.06%
Total Equity/Other							9,061,617	2,041,498	1.44%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							213,022,113	204,633,762	144.17%
Investments in Non-Controlled, Affiliated Portfolio Companies — 10.27%*

Senior Subordinated — 0.86%

Battery Solutions, Inc. (4)	Environmental/Recycling Services	12% Cash, 2% PIK		14.00%	11/6/2021	1,225,019	$1,225,019	$1,225,020	0.86%
Southern Technical Institute, Inc. (4),(8)	Education	6% PIK		6.00%	12/31/2021	3,528,988	3,528,988	—	—
Total Senior Subordinated							4,754,007	1,225,020	0.86%
Equity/Other — 9.41%

Battery Solutions, Inc., Class A Units(4),(8),(9)	Environmental/Recycling Services					5,000,000	$1,058,000	$—	—
Class E Units(4)		8% PIK		8.00%	11/6/2021	4,670,546	4,670,546	3,873,517	2.73%
Class F Units(4),(8)						3,333,333	—	—	—
							5,728,546	3,873,517	2.73%
Conisus, LLC, Common Shares(4),(8)	Media: Advertising, Printing & Publishing					4,914,556	—	—	—
Preferred Equity(4)		12% PIK		12.00%		12,677,834	12,677,834	8,679,689	6.12%
							12,677,834	8,679,689	6.12%
Southern Technical Institute, Inc., Class A Units(4),(8)	Education					3,164,063	2,167,000	—	—
Class A1 Units(4),(8),(10)						6,000,000	—	—	—
							2,167,000	—	—
Xpress Global Systems, LLC, Class B Units (4),(8)	Transportation Logistics					12,544	1,254,000	795,212	0.56%
Total Equity/Other							21,827,380	13,348,418	9.41%
Total Investments in Non-Controlled, Affiliated Portfolio Companies							26,581,387	14,573,438	10.27%
Total Investments							239,603,500	219,207,200	154.44%
Liabilities In Excess Of Other Assets								(77,269,205)	(54.44)%
Net Assets								$141,937,995	100.00%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of June 30, 2019

(Unaudited)

(+)	All investments are qualifying assets under Section 55(a) of the 1940 Act, with the exception of the Company’s investments in Goldentree Loan Management US CLO 2 Ltd., Clanwilliam Group Ltd., and CGGR Operations Holdings Corporation. As of June 30, 2019, non-qualifying assets represented 10.5% of the Company’s total assets, at fair value.
*	Denotes investments in connection with which the Company is deemed to be an “Affiliated Person” under the 1940 Act because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the six months ended June 30, 2019 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

Name of Issuers	Fair Value at December 31, 2018	Gross Additions/ (Gross Reductions)	Transfers In/Out	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Fair Value at June 30, 2019	Interest/ Dividend/ Other Income
Battery Solutions, Inc.	$5,699,791	$195,775	$-	$(797,029)	$-	$5,098,537	$267,844
Conisus, LLC	6,554,225	-	-	2,125,464	-	8,679,689	-
Southern Technical Institute, Inc.	-	-	-	-	-	-	-
Xpress Global Systems, LLC	726,000	-	-	69,212	-	795,212	-
	$12,980,016	$195,775	$-	$1,397,647	$-	$14,573,438	$267,844

**	Denotes investments in connection with which the Company is deemed, under the 1940 Act, to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the six months ended June 30, 2019 in which the issuer was both an Affiliated Person of, and deemed to be Controlled by, the Company are as follows:

Name of Issuers	Fair Value at December 31, 2018	Gross Additions/ (Gross Reductions)	Transfers In/Out	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Fair Value at June 30, 2019	Interest/ Dividend/ Other Income
FST Technical Services, LLC(12)	$16,406,021	$(16,406,021)	$-	$(1,193,459)	$1,193,459	$-	$341,633
	$16,406,021	$(16,406,021)	$-	$(1,193,459)	$1,193,459	$-	$341,633

***	Pledged as collateral under the Credit Facility with ING Capital LLC.
(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.
(2)	The principal balance outstanding for all floating rate loans is indexed to LIBOR, Euribor or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.
(3)	Security is classified as Level 2 in the Company’s fair value hierarchy (see Note 3).
(4)	Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 3).
(5)	The investment has an unfunded commitment as of June 30, 2019 which is excluded from the presentation (see Note 12).
(6)	The investment was formerly known as LRI Holding, Inc. and Integrated Efficiency Solutions, Inc. On March 16, 2018, the name was changed to Envocore Holding, LLC.
(7)	The investment was formerly known as Cirrus Medical Staffing, Inc. On May 25, 2018, the name was changed to Epic Healthcare Staffing Intermediate Holdco, LLC.
(8)	Non-income producing security.
(9)	The Company has represented its ownership in Class A units in 919 BSI SPV, LLC (70.7% of that entity), which in turn owns 70,700 Class A Shares of Battery Solutions, LLC (representing 18.16% of ownership of Battery Solutions, LLC).
(10)	Class A1 units of 1,764,720 are subject to a deferred purchase agreement equal to 95% of future proceeds less $1.00.
(11)	CGGR Holdings’ Tranche B Loan was reclassified to a second lien investment as a result of a sale of a portion of the Tranche A Loan to an unaffiliated third party.
(12)	FST Technical Services, LLC was sold on February 8, 2019.

Abbreviation Legend

LIBOR -	London Inter-bank Offered Rate
PIK -	Payment-In-Kind

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

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of December 31, 2018

Company(+)***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Investments in Controlled, Affiliated Portfolio Companies — 11.25%**
Senior Secured – First Lien — 9.19%
FST Technical Services, LLC(2)	Technology & Telecom	14% Cash		14.00%	6/30/2019	13,406,020	$13,406,020	$13,406,020	9.19%
Total Senior Secured – First Lien							13,406,020	13,406,020	9.19%
Equity/Other — 2.06%
FST Technical Services, LLC, Class B Units(2),(4)	Technology & Telecom	9% PIK		9.00%		1,750,000	$1,806,542	$3,000,001	2.06%
Total Equity/Other							1,806,542	3,000,001	2.06%
Total Investments in Controlled, Affiliated Portfolio Companies							15,212,562	16,406,021	11.25%
Total Investments							253,878,346	234,797,816	161.04%
Liabilities In Excess Of Other Assets								(88,802,284)	(61.04)%
Net Assets								$145,802,532	100.00%

(+)	All investments are qualifying assets under Section 55(a) of the 1940 Act, with the exception of the Company’s investments in Goldentree Loan Management US CLO 2 Ltd., Clanwilliam Group Ltd., and CGGR Operations Holdings Corporation. As of December 31, 2018, non-qualifying assets represented 13.2% of the Company’s total assets, at fair value.

*	Denotes investments in connection with which the Company is deemed to be an “Affiliated Person” under the 1940 Act because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2018 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

Name of Issuers	Fair Value at December 31, 2017	Gross Additions/ (Gross Reductions)	Transfers In/Out	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Fair Value at December 31 2018	Interest/ Dividend/ Other Income
Battery Solutions, Inc.	$7,820,167	$(843,377)	$—	$(1,276,999)	$—	$5,699,791	$550,223
Conisus, LLC	6,678,442	—	—	(124,217)	—	6,554,225	—
Show Media, Inc.	1			7,900,820	(7,900,821)	—
Southern Technical Institute, Inc.	1	—	—	10,167,528	(10,167,529)	—	—
Xpress Global Systems, LLC	5,474,294	38,166	—	1,689,002	(6,475,462)	726,000	162,603
	$19,972,905	$(805,211)	$—	$18,356,134	$(24,543,812)	$12,980,016	$712,826

**	Denotes investments in connection with which the Company is deemed, under the 1940 Act, to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2018 in which the issuer was both an Affiliated Person of, and deemed to be Controlled by, the Company are as follows:

Name of Issuers	Fair value at December 31, 2017	Gross Additions/ (Gross Reductions)	Transfers In/Out	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Fair Value at December 31 2018	Interest/ Dividend/ Other Income
FST Technical Services, LLC	$15,256,237	$(593,739)	$—	$1,743,523	$—	$16,406,021	$1,940,389
	$15,256,237	$(593,739)	$—	$1,743,523	$—	$16,406,021	$1,940,389

***	Pledged as collateral under the Credit Facility with ING Capital LLC.

(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.

(2)	Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 3).

See notes to consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(3)	The principal balance outstanding for all floating rate loans is indexed to LIBOR or an alternate base rate (e.g., prime rate or Euribor), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

(4)	Non-income producing security.

(5)	The investment is also known as Value-Based Care Solutions Group, or VBC Technologies, or VVC Holding Corp.

(6)	The investment represents three classes of preferred equity.

(7)	The investment was formerly known as LRI Holding, Inc. and Integrated Efficiency Solutions, Inc. On March 16, 2018, the name was changed to Envocore Holding, LLC.

(8)	The investment has an unfunded commitment as of December 31, 2018 which is excluded from the presentation (see Note 12).

(9)	The investment was formerly known as Cirrus Medical Staffing, Inc. On May 25, 2018, the name was changed to Epic Healthcare Staffing Intermediate Holdco, LLC.

(10)	Security is classified as Level 2 in the Company’s fair value hierarchy (see Note 3).

(11)	The investment was formerly known as City Carting Holding Company, Inc. On June 3, 2016, City Carting combined with Tunnel Hill Partners, L.P.

(12)	The Company has represented its ownership in Class A units in 919 BSI SPV, LLC (70.7% of that entity), which in turn owns 70,700 Class A Shares of Battery Solutions, LLC (representing 18.16% of ownership of Battery Solutions, LLC).

(13)	Class A1 units of 1,764,720 are subject to a deferred purchase agreement equal to 95% of future proceeds less $1.00.

(14)	There is a possible escrow receivable up to a maximum of $2.4 million, which is excluded from the presentation.

(15)	Includes $2,855 of residual cost from previous tranche of debt, which will roll off in the first quarter of 2019.

Abbreviation Legend

PIK —  Payment-In-Kind

See notes to consolidated financial statements

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

1.	Organization and Purpose

Alcentra Capital Corporation (the “Company” or “Alcentra”) was formed as a Maryland corporation on June 6, 2013 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. Alcentra is managed by Alcentra NY, LLC (the “Adviser” or “Alcentra NY”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). In addition, for U.S. federal income tax purposes, Alcentra has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Alcentra NY, together with certain of its affiliated companies (the "Alcentra Group"), is an indirect, majority owned subsidiary of The Bank of New York Mellon Corporation.

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

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2019

(Unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 10 and 12 of Regulation S-X. Accordingly, certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and have been omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments considered necessary for the fair presentation of financial statements for the interim periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2019.

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

Cash – At June 30, 2019, cash balances totaling $7.6 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.

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

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2019

(Unaudited)

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

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2019

(Unaudited)

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

Offering Costs – Offering expenses are expensed on the Company’s Consolidated Statements of Operations. Offering expenses consist principally of underwriter’s fee, legal, accounting, printing fees and other related expenses associated with the filing of a registration statement.

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

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There was one non-accrual investment as of each of June 30, 2019 and December 31, 2018.

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

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2019

(Unaudited)

The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. The Taxable Subsidiary uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When management can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, management will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the recording of any deferred tax asset valuation allowance in future periods. For the three and six months ended June 30, 2019, the Company recognized a provision for income tax on unrealized gain on investments of $0.9 million and $1.1 million, respectively, for the Taxable Subsidiary. For the three and six months ended June 30, 2018, the Company recognized a benefit for income taxes on unrealized loss on investments of $1.0 million and $1.0 million, respectively, for the Taxable Subsidiary. As of June 30, 2019 and December 31, 2018, the Company had a deferred tax asset in the amount of $4.3 million and $5.4 million, respectively, primarily relating to tax loss carryforwards. The decrease in the deferred tax asset resulted from a valuation allowance recorded during the quarter.

The deferred tax asset of $4.3 million (after a 21% tax rate) is comprised of the following: (1) $1.0 million of NOL’s; (2) $0.7 million of capital losses; (3) $3.4 million of partnership losses, offset by (4) $0.8 of a valuation allowance. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open for the quarter ended June 30, 2019. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

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

Recently Issued Accounting Standards – In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amended FASB ASC 310-20. The amendments in ASU 2017-08 shortened the amortization period for certain callable debt securities held at a premium, generally requiring the premium to be amortized to the earliest call date. For public business entities, the amendments became effective for fiscal years beginning after December 15, 2018, as well as for interim periods within those fiscal years. The Company adopted ASU 2017-08 in connection with its quarterly report on Form 10-Q for the three months ended March 31, 2019. Such adoption did not have a material impact on the Company’s financial statements.

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

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2019

(Unaudited)

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

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2019 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$—	$7,162,215	$128,361,939	$135,524,154
Senior Secured - Second Lien	—	—	65,239,620	65,239,620
Subordinated Debt	—	—	1,225,020	1,225,020
CLO/Structured Credit	—	1,828,490	—	1,828,490
Equity/Other	—	—	15,389,916	15,389,916
Total Investments	$—	$8,990,705	$210,216,495	$219,207,200

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

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2019

(Unaudited)

The changes in investments classified as Level 3 are as follows for the six months ended June 30, 2019 and June 30, 2018.

As of June 30, 2019:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2019	$164,354,929	$42,549,396	$1,212,774	$21,141,117	$229,258,216
Amortized discounts/premiums	745,945	242,474	-	-	988,419
Paid in-kind interest	113,301	-	6,074	183,529	302,904
Net realized gain (loss)	68,711	-	-	1,013,030	1,081,741
Net change in unrealized appreciation (depreciation)	(1,920,653)	43,697	-	592,730	(1,284,226)
Purchases	33,819,312	17,200,000	6,172	400,000	51,425,484
Sales/Return of capital	(59,295,553)	(8,120,000)	-	(7,940,490)	(75,356,043)
Lien status change	(13,324,053)	13,324,053	-	-	-
Transfers in	3,800,000	-	-	-	3,800,000
Transfers out	-	-	-	-	-
Balance as of June 30, 2019	$128,361,939	$65,239,620	$1,225,020	$15,389,916	$210,216,495

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2019	$(1,522,345)	$128,749	$-	$583,310	$(810,286)

As of June 30, 2018:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2018	$177,340,027	$14,203,691	$66,884,849	$29,125,978	$287,554,545
Amortized discounts/premiums	165,255	24,736	155,059	-	345,050
Paid in-kind interest	81,763	-	207,222	169,276	458,261
Net realized gain (loss)	(24,418)	(4,922,041)	(10,098,674)	(5,245,476)	(20,290,609)
Net change in unrealized appreciation (depreciation)	(163,436)	7,750,383	5,280,892	565,315	13,433,154
Purchases	10,880,846	18,189,499	2,277,803	-	31,348,148
Sales/Return of capital	(37,984,277)	(3,529,000)	(41,252,701)	-	(82,765,978)
Transfers in	-	-	-	-	-
Transfers out	-	-	-	-	-
Balance as of June 30, 2018	$150,295,760	$31,717,268	$23,454,450	$24,615,093	$230,082,571

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2018	$(60,534)	$(700,657)	$(5,373,294)	$(4,680,161)	$(10,814,646)

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2019

(Unaudited)

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019:

	Fair Value at
Assets at Fair Value	June 30, 2019	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average

Senior Secured - First Lien	$128,361,939	Yield to Maturity	Comparable Market Rate	6.8% - 17.1%	10.1%

Senior Secured - Second Lien	65,239,620	Yield to Maturity	Comparable Market Rate	10.3% - 14.3%	10.5%

Senior Subordinated	1,225,020	Yield to Maturity	Comparable Market Rate	14.0% - 14.2%	14.1%

Preferred Ownership	13,847,543	Market Approach	Enterprise Value / LTM EBITDA Multiple / Transaction price	6.0x - 10.5x	8.2	x

Common Ownership/ Common Warrants	1,542,373	Market Approach	Enterprise Value / LTM EBITDA Multiple / Transaction price	4.5x - 10.5x	6.5	x

Total	$210,216,495

As of December 31, 2018:

	Fair Value at
Assets at Fair Value	December 31, 2018	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average

Senior Secured - First Lien	$164,354,929	Yield to Maturity	Comparable Market Rate	7.0% - 14.0%	10.7%

Senior Secured - Second Lien	42,549,396	Yield to Maturity	Comparable Market Rate	10.3% - 13.0%	11.0%

Senior Subordinated	1,212,774	Yield to Maturity	Comparable Market Rate	14.0%	14.0%

Preferred Ownership	16,914,223	Market Approach	Enterprise Value / LTM EBITDA Multiple / Transaction price	5.5x - 12.0x	7.4	x

Common Ownership/ Common Warrants	4,226,894	Market Approach	Enterprise Value / LTM EBITDA Multiple / Transaction price	4.5x - 12.0x	8.1	x

Total	$229,258,216

4.	Share Transactions

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

As of August 8, 2018, the Company repurchased an aggregate of $5.0 million shares of our common stock under the discretionary open-market share repurchase program and, as a result, the program terminated on such date in accordance with its terms. Subsequently, pursuant to the Board authorization on November 5, 2018, the Company adopted a trading plan on December 10, 2018 for the purpose of repurchasing shares of its common stock in the open market (the "Plan"). Under the Plan, the Company may repurchase up to the lesser of (1) 5.0% of the amount of shares of the Company's common stock outstanding as of the date of the Plan, December 10, 2018 and (2) $10.0 million in aggregate amount of the Company's common stock.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2019

(Unaudited)

The following tables set forth the number of shares of common stock repurchased by the Company under its share repurchase programs for the six months ended June 30, 2019 and June 30, 2018:

Six months ended June 30, 2019:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
January 2019	207,220	$6.50 - $6.99	$1,318,920
February 2019	22,509	$6.95 - $7.00	157,495
Total	229,729		$1,476,415

Six months ended June 30, 2018:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
January 2018	16,786	$8.01 - $8.22	$136,949
March 2018	195,785	$6.05 - $7.24	1,373,656
April 2018	231,343	$6.12 - $7.20	1,599,304
May 2018	136,819	$6.18 - $6.85	901,837
June 2018	59,461	$6.30 - $6.80	397,913
Total	640,194		$4,409,659

5.	Distributions

The Company intends to make quarterly distributions of available net investment income determined on a tax basis to its stockholders. Distributions to stockholders are recorded on the record date. The amount, if any, to be distributed to stockholders is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, will be distributed at least annually. If the Company does not distribute (or are not deemed to have distributed) at least (i) 98% of the Company's annual ordinary income in the calendar year earned (the “required distribution”), (ii) 98.2% of capital gain net income (adjusted for certain ordinary losses) for the one-year period ending October 31 of that calendar year, and (iii) any income or capital gains recognized, but not distributed, in preceding calendar years and on which the Company incurred no federal income tax, the Company will generally be required to pay an excise tax equal to 4% of the amount by which the required distribution exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income. As of June 30, 2019 and December 31, 2018, the Company accrued $392,007 and $435,797, respectively, for any unpaid potential excise tax liability and have included these amounts within income tax asset or liability on the accompanying Consolidated Statements of Assets and Liabilities.

The following table reflects the dividends on the Company’s common stock declared by the Board and paid for the six months ended June 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share
March 11, 2019	March 29, 2019	April 4, 2019	$0.18
May 3, 2019	June 28, 2019	July 3, 2019	$0.33

The following table reflects the dividends on the Company’s common stock declared by the Board and paid for the six months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
March 8, 2018	March 30, 2018	April 4, 2018	$0.18
May 4, 2018	June 29, 2018	July 5, 2018	$0.18

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2019

(Unaudited)

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

Management Fee

Under the Investment Advisory Agreement, the Company has agreed to pay Alcentra NY an annual base management fee, which is calculated at an annual rate as follows: 1.50% of its gross assets (i.e., total assets held before deduction of any liabilities), including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such as investments in U.S. Treasury Bills), if its gross assets are less than or equal to $625,000,000; 1.40% if its gross assets are greater than or equal to $625,000,001 but less than or equal to $750,000,000; and 1.25% if its gross assets are greater than or equal to $750,000,001. The various management fee percentages (i.e. 1.50%, 1.40% and 1.25%) would apply to the Company’s entire gross assets in the event its gross assets exceed the various gross asset thresholds. The base management fee is payable quarterly in arrears and is calculated based on the average value of the Company’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters.

On May 4, 2018, the Adviser agreed to a temporary voluntary 25 basis point reduction, from May 1, 2018 to April 30, 2019, across all of these base management fee breakpoints. On May 3, 2019, the Adviser agreed to a continuation of the temporary 25 basis point reduction across all of the base management fee breakpoints under the Investment Advisory Agreement, effective from May 1, 2019 to April 30, 2020.

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

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2019

(Unaudited)

For the three and six months ended June 30, 2019, the Company recorded expenses for base management fees of $841,566 and $1,707,184, respectively, of which $140,261 and $284,531, respectively, was waived by the Adviser pursuant to the voluntary waiver as part of the Investment Advisory Agreement and $701,305 was payable at June 30, 2019. For the three and six months ended June 30, 2018, the Company recorded expenses for base management fees of $1,036,122 and $2,270,985, respectively, of which $109,281 and $109,281, respectively, was waived by the Adviser and $926,841 was payable at June 30, 2018.

For the three and six months ended June 30, 2019, the Company reversed $204,867 and $691,991, respectively, in previously accrued income-based incentive fees. For the three and six months ended June 30, 2018, the Company incurred no incentive fees. As of June 30, 2019 and June 30, 2018, $198,805 and $1,294,985 in income-based incentive fees, respectively, was payable by the Company. For each of the three and six months ended June 30, 2019 and June 30, 2018, the Company incurred capital gains incentive fees of $0.

The Company’s officers are employees of the Adviser and the Company may pay the allocable portion of the compensation of the Company’s Chief Financial Officer and Chief Compliance Officer and their staffs pursuant to the Investment Advisory Agreement.

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

In connection with the Board’s review of strategic alternatives, the Board established a Committee of Independent Directors during 2018, which is comprised of each of the Board’s independent directors and met throughout 2018 on a periodic basis. Effective April 2018, each member of the Committee of Independent Directors received a monthly fee of $1,000, and the chair of the Committee of Independent Directors received an additional monthly retainer of $5,000 for his services as chair and the increased responsibilities associated therewith. Effective November 2018, each member of the Committee of Independent Directors received $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each meeting of the committee attended in person or telephonically. In addition, the chair of the Committee of Independent Directors receives a monthly retainer of $4,000 for his services as chair and the increased responsibilities associated therewith. Effective May 1, 2019, each member of the Committee of the Independent Directors receives a $10,000 monthly retainer in lieu of the $1,000 per meeting fee that was effective starting in November 2018. In addition, the chair of the Committee of Independent Directors receives an additional $5,000 monthly retainer in lieu of the previous $4,000 monthly retainer.

The Company has obtained directors’ and officers’ liability insurance on behalf of its directors and officers.

For the three and six months ended June 30, 2019, the Company recorded directors' fee expense of $215,000 and $374,676, respectively, of which $197,154 was payable at June 30, 2019. For the three and six months ended June 30, 2018, the Company recorded directors' fee expense of $116,826 and $213,028, respectively, of which $36,125 was payable at June 30, 2018.

8.	Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the six months ended June 30, 2019 and June 30, 2018.

	For the six months ended June 30,
	2019	2018
Investment purchases, at cost (including PIK interest and dividends)	$59,038,873	$44,507,064
Investment sales, proceeds (including principal payments/paydown proceeds)	75,393,530	79,266,967

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2019

(Unaudited)

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

These notes (the "Notes") are direct unsecured obligations and each series of notes has been issued by a separate trust (administered by U.S. Bank). The notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

During each of the six months ended June 30, 2019 and June 30, 2018, the Company did not issue any Alcentra Capital InterNotes®. For the three and six months ended June 30, 2019, the Company had average Notes outstanding of $55.0 million and $55.0 million (principal amount), respectively, with a weighted average interest rate of 6.40% and 6.44%, respectively. For the three and six months ended June 30, 2018, the Company borrowed an average of $55.0 million and $55.0 million, respectively, with a weighted average interest rate of 6.40% and 6.44%, respectively.

The following table summarizes the Alcentra Capital InterNotes® issued and outstanding as of June 30, 2019.

Tenor at	Principal	Interest	Weighted
Origination	Amount	Rate	Average
(in years)	(000’s omitted)	Range	Interest Rate	Maturity Date Range
5	$53,582	6.25% - 6.50%	6.38%	February 15, 2020 - June 15, 2021
7	1,418	6.50% - 6.75%	6.63%	January 15, 2022 - April 15, 2022
	$55,000

In connection with the issuance of the Alcentra Capital InterNotes®, the Company incurred $1.196 million of fees which are being amortized over the term of the notes and are included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of June 30, 2019. During the six months ended June 30, 2019 and June 30, 2018, the Company recorded $0.243 million and $0.246 million of amortization of deferred note offering costs on the Alcentra Capital InterNotes®.

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

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2019

(Unaudited)

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

The Credit Facility agreement also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum liquidity test, and maintenance of RIC and BDC status. The Credit Facility agreement also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, and certain change in control events. As of June 30, 2019, the Company was in compliance in all material respects with the terms of the Credit Facility.

As of June 30, 2019 and December 31, 2018, the Company had United States dollar borrowings of $26.6 million and $28.5 million outstanding under the Credit Facility, respectively. For the three and six months ended June 30, 2019, the Company had average borrowings under the Credit Facility of $18.9 million and $24.6 million, respectively, with a weighted average interest rate of 4.29% and 4.58%, respectively. For the three and six months ended June 30, 2018, the Company had average borrowings under the Credit Facility of $58.4 million and $57.4 million, respectively, with a weighted average interest rate of 5.29% and 5.11%, respectively.

In accordance with the 1940 Act, during the three months ended March 31, 2019, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. On May 4, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on May 4, 2019, the Company’s asset coverage requirement applicable to senior securities, under the 1940 Act, was reduced to 150%; however, the Company remains subject to a 200% minimum asset coverage ratio covenant under the Credit Facility and thus will not be able to take advantage of the reduced asset coverage requirement under the 1940 Act unless and until it negotiates revised terms and conditions with the lenders under the Credit Facility. As of June 30, 2019, the aggregate amount outstanding of the senior securities issued by the Company was $26.6 million under The Credit Facility (also outstanding are the Alcentra Capital InterNotes® of $55.0 million) and the Company’s asset coverage was 274%.

11.	Market and Other Risk Factors

At June 30, 2019, a significant portion of the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is comprised of investments in the 17 industries listed in Note 13. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

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

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2019

(Unaudited)

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2019 and December 31, 2018, the Company had $14.4 million and $15.0 million in unfunded commitments under loan and financing agreements, respectively. The Company’s unfunded commitment under loan and financing agreements as of June 30, 2019 and December 31, 2018 are presented below.

	As of
	June 30, 2019	December 31, 2018

BayMark Health Services, Inc.	$4,000,000	$-
Clanwilliam Group Ltd.	3,505,227	3,753,476
Epic Healthcare Staffing Intermediate Holdco, LLC	2,836,363	363,637
Manna Pro Products, LLC	2,589,092	92,764
Healthcare Associates of Texas, LLC	1,454,003	1,572,225
Pharmalogic Holdings Corp.	-	4,760,000
Superior Controls, Inc.	-	2,500,000
CGGR Operations Holding Corporation	-	2,000,000
Total	$14,384,685	$15,042,102

13.	Classification of Portfolio Investments

As of June 30, 2019, the Company’s portfolio investments were categorized as follows:

Investment Type	Cost	Fair Value	% of Net Assets*
Senior Secured - First Lien	$137,153,769	$135,524,154	95.48%
Senior Secured - Second Lien	64,856,841	65,239,620	45.97%
Equity/Other	30,888,997	15,389,916	10.84%
CLO/Structured Credit	1,949,886	1,828,490	1.29%
Senior Subordinated	4,754,007	1,225,020	0.86%
Total	$239,603,500	$219,207,200	154.44%

Geographic Region
South	$47,377,522	$46,345,318	32.65%
West	33,412,457	33,455,553	23.57%
Midwest	33,896,464	32,146,637	22.65%
Southeast	42,533,288	31,823,914	22.42%
Northeast	30,730,520	26,518,960	18.68%
Mid-Atlantic	28,674,664	25,960,951	18.29%
Canada	14,457,969	14,567,996	10.27%
Ireland	6,570,730	6,559,381	4.62%
US (CLO)	1,949,886	1,828,490	1.29%
Total	$239,603,500	$219,207,200	154.44%

Industry
Business Services	$46,855,927	$47,002,952	33.12%
Healthcare Services	44,373,007	44,545,329	31.38%
Consumer Services	33,419,981	32,968,796	23.23%
High Tech Industries	18,535,483	18,654,396	13.14%
Industrial Services	20,298,185	16,372,678	11.54%
Technology & Telecom	13,172,751	13,233,217	9.32%
Oil & Gas Services	10,955,419	10,955,419	7.72%
Media: Advertising, Printing & Publishing	12,677,834	8,679,689	6.12%
Financial Services	8,244,193	8,619,188	6.07%
Environmental/Recycling Services	6,953,565	5,098,537	3.59%
Telecommunications	4,414,967	4,417,330	3.11%
Retail	4,816,914	4,346,403	3.06%
USD CLO	1,949,886	1,828,490	1.29%
Security	5,485,400	1,023,603	0.72%
Transportation Logistics	1,254,000	795,212	0.56%
Industrial Manufacturing	500,000	665,961	0.47%
Education	5,695,988	—	0.00%
Total	$239,603,500	$219,207,200	154.44%

*Fair value as a percentage of Net Assets

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2019

(Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2019

(Unaudited)

14.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for one share of common stock for the six months ended June 30, 2019 and June 30, 2018.

	For the six months ended	For the six months ended
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Per share data(1)
Net asset value, beginning of period	$11.13	$11.09

Net investment income (loss)	0.42	0.52
Net realized and unrealized gains (losses)(2)	0.07	(0.31)
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	(0.09)	0.07
Net increase (decrease) in net assets resulting from operations	0.40	0.28

Distributions to shareholders:(3)
From net investment income	(0.51)	(0.36)
Total dividend distributions declared(7)	(0.51)	(0.36)

Net asset value, end of period	$11.02	$11.01
Market value per share, end of period	$8.38	$6.39

Total return based on net asset value(4)(5)	3.6%	2.5%
Total return based on market value(4)(5)	37.4%	(19.5)%

Shares outstanding at end of period	12,875,566	13,582,751

Ratio/Supplemental Data:
Net assets, at end of period	$141,937,995	$149,594,744
Ratio of total expenses before waiver to average net assets(6)	10.25%	10.47%
Ratio of interest expenses to average net assets(6)	4.42%	4.75%
Ratio of incentive fees to average net assets(6)	(0.97)%	—%
Ratio of waiver of management and incentive fees to average net assets(6)	0.40%	0.14%
Ratio of net expenses to average net assets(6)	9.86%	10.33%
Ratio of net investment income (loss) before waiver to average net assets(6)	7.36%	9.63%
Ratio of net investment income (loss) after waiver to average net assets(6)	6.96%	9.49%

Total Credit Facility payable outstanding	$26,565,008	$58,553,273
Total Notes payable outstanding	$55,000,000	$55,000,000

Asset coverage ratio(7)	2.7	2.3
Portfolio turnover rate(5)	27%	16%

(1)	The per share data was derived by using the average shares outstanding during the period.
(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of purchases or sales of the Company's shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(4)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(5)	Not annualized.

(6)	Annualized, except for consulting fees.

(7)	Includes a special dividend of $0.15 per share paid to stockholders of record as of June 28, 2019.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2019

(Unaudited)

(6)	Annualized, except for non-recurring expenses.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

15.	Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company has one subsidiary, Southern Technical College (“STI”), that is deemed to be a “significant subsidiary” as of and for the six months ended June 30, 2019 and two subsidiaries, FST Technical Services, LLC ("FST") and STI, that are deemed to be "significant subsidiaries" as of and for the year ended December 31, 2018 for which summarized financial information is presented below as of and for the six months ended June 30, 2019 and as of and for the year ended December 31, 2018 in aggregate.

Southern Technical College

	As of		For the six months ended
Balance Sheet	June 30, 2019	Income Statement	June 30, 2019

Current Assets	$6,496,255	Net Sales	$10,708,883
Noncurrent Assets	43,646,754	Gross Profit	1,779,926
Current Liabilities	8,273,232	Net Income/EBITDA	1,798,415
Noncurrent Liabilities	18,458,702

Southern Technical College and FST Technical Services, LLC

	As of		For the year ended
Balance Sheet	December 31, 2018	Income Statement	December 31, 2018

Current Assets	$15,536,556	Net Sales	$50,355,783
Noncurrent Assets	64,090,276	Gross Profit	12,732,260
Current Liabilities	10,838,139	Net Income/EBITDA	7,318,579
Noncurrent Liabilities	32,322,997

In addition to the risks associated with our investments in general, there are unique risks associated with our investments in these entities. The business and growth of FST at December 31, 2018 depended in large part on the continued trend toward outsourcing of certain services in the semiconductor and biopharmaceutical industries and there was no assurance that this trend in outsourcing would have continued, as companies may elect to perform such services internally. A significant change in the direction of that trend generally, or a trend in the semiconductor and biopharmaceutical industry not to use, or to reduce the use of, outsourced services such as those provided by FST, could have significantly decreased its revenues and such decreased revenues could have had a material adverse effect on it or its results of operations or financial condition. The Company sold its investment in FST on February 8, 2019.

The business and growth of STI have been impacted by regulatory changes that have affected for-profit institutions. Although the regulatory climate has since improved, there is no assurance that this will continue to improve enrollment or retention rates.

16.	Subsequent Events

Subsequent to June 30, 2019, the following activity occurred:

On July 3, 2019, the Company paid a quarterly dividend of $0.18 per share and a special dividend of $0.15 per share to stockholders of record as of June 28, 2019.

On August 5, 2019, the Board approved the 2019 third quarter dividend of $0.18 per share for stockholders of record as of September 26, 2019, payable on October 3, 2019.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

▪	our future operating results, including the performance of our existing investments;

▪	the introduction, withdrawal, success and timing of business initiatives and strategies;

▪	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

▪	the relative and absolute investment performance and operations of our investment adviser;

▪	the impact of increased competition;

▪	the impact of investments we intend to make and future acquisitions and divestitures;

▪	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

▪	the unfavorable resolution of any future legal proceedings;

▪	our business prospects and the prospects of our portfolio companies;

▪	our regulatory structure and tax status;

▪	the adequacy of our cash resources and working capital;

▪	the timing of cash flows, if any, from the operations of our portfolio companies;

▪	the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;

▪	the ability of our portfolio companies to achieve their objective;

▪	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our investment adviser;

▪	the impact of activist stockholder activities and the strategic alternative review process being undertaken by the Committee of Independent Directors of our Board of Directors (the “Board”) on our professional and consulting fees and expenses and on management distractions;

▪	our contractual arrangements and relationships with third parties;

▪	our ability to access capital and any future financings by us;

▪	the ability of our investment adviser to attract and retain highly talented professionals; and

▪	the impact of changes to tax legislation and, generally, our tax position.

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

For the three months ended June 30, 2019, we invested approximately $28.6 million in debt investments, including 2 new portfolio companies and 3 add-on fundings. During the three months ended June 30, 2019 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of approximately $22.1 million. During the three months ended June 30, 2018, we invested $19.6 million in debt investments, including 1 new portfolio company, 2 add-on investments, and 1 loan refinancing. During the three months ended June 30, 2018 we received proceeds from repayments, amortizations on investments, and a loan refinancing of $30.9 million.

As of June 30, 2019, we had $219.2 million (at fair value) invested in 28 companies and 1 CLO. Our portfolio included approximately 61.8% of first lien debt, 29.8% of second lien debt, 0.6% of subordinated debt, 0.8% in CLO debt and 7.0% of equity investments. At June 30, 2019, our average portfolio company investment at amortized cost and fair value was approximately $7.2 million and $7.0 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $20.4 million.

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

At June 30, 2019, 93.0% of our debt investments bore interest based on floating rates (with a majority subject to interest rate floors), such as LIBOR, and 7.0% bore interest at fixed rates. At December 31, 2018, 86.9% of our debt investments bore interest based on floating rates (with a majority subject to interest rate floors), such as LIBOR, and 13.1% bore interest at fixed rates. The weighted average coupon on all of our debt investments as of June 30, 2019 and December 31, 2018 was approximately 10.0% and 11.0%, respectively. The weighted average yield on our debt investments as of June 30, 2019 and December 31, 2018 was approximately 10.7% and 11.0%, respectively.

The following table shows the portfolio composition by investment type at fair value and cost with the corresponding percentage of total investments.

	Cost				Fair Value
	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
	(dollars in thousands)
Senior Secured - First Lien	$137,154	57.2%	$167,745	66.1%	$135,524	61.8%	$168,155	71.6%
Senior Secured - Second Lien	64,857	27.1%	42,210	16.5%	65,240	29.8%	42,549	18.1%
Senior Subordinated	4,754	2.0%	4,742	1.9%	1,225	0.6%	1,213	0.6%
CLO/Structured Credit	1,950	0.8%	1,948	0.8%	1,828	0.8%	1,740	0.7%
Equity/Other	30,889	12.9%	37,233	14.7%	15,390	7.0%	21,141	9.0%
Total	$239,604	100.0%	$253,878	100.0%	$219,207	100.0%	$234,798	100.0%

The following table shows portfolio composition by geographic region at fair value and cost with the corresponding percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Cost				Fair Value
	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
	(dollars in thousands)
South	$47,378	19.8%	$45,438	17.9%	$46,345	21.1%	$43,759	18.6%
West	33,412	13.9%	52,427	20.6%	33,456	15.3%	54,266	23.1%
Midwest	33,896	14.2%	24,842	9.8%	32,147	14.7%	23,615	10.1%
Southeast	42,533	17.8%	56,535	22.3%	31,824	14.5%	44,027	18.8%
Northeast	30,731	12.8%	43,623	17.2%	26,519	12.1%	38,144	16.2%
Mid-Atlantic	28,675	12.0%	-	-	25,961	11.8%	-	-
Canada	14,458	6.0%	22,721	8.9%	14,568	6.7%	22,900	9.8%
Ireland	6,571	2.7%	6,344	2.5%	6,559	3.0%	6,347	2.7%
US (CLO)	1,950	0.8%	1,948	0.8%	1,828	0.8%	1,740	0.7%
Total	$239,604	100.0%	$253,878	100.0%	$219,207	100.0%	$234,798	100.0%

The following table shows the detailed industry composition of our portfolio at cost and fair value as a percentage of total investments.

	Cost		Fair Value
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018

Business Services	19.6%	18.1%	21.4%	19.7%
Healthcare Services	18.5%	17.6%	20.3%	19.2%
Consumer Services	13.9%	10.3%	15.0%	11.2%
High Tech Industries	7.7%	3.4%	8.5%	3.7%
Industrial Services	8.5%	8.3%	7.5%	8.3%
Technology & Telecom	5.5%	12.7%	6.0%	14.2%
Oil & Gas Services	4.6%	4.5%	5.0%	4.9%
Media: Advertising, Printing & Publishing	5.3%	5.0%	4.0%	2.8%
Financial Services	3.4%	0.0%	3.9%	0.0%
Environmental/Recycling Services	2.9%	2.7%	2.4%	2.4%
Telecommunications	1.8%	1.7%	2.0%	1.9%
Retail	2.0%	4.8%	2.0%	5.2%
USD CLO	0.8%	0.8%	0.8%	0.7%
Security	2.4%	2.2%	0.5%	0.4%
Transportation Logistics	0.5%	0.5%	0.4%	0.3%
Industrial Manufacturing	0.2%	0.2%	0.3%	0.3%
Education	2.4%	2.2%	0.0%	0.0%
Wholesale/Distribution	0.0%	4.0%	0.0%	4.5%
Waste Services	0.0%	1.0%	0.0%	0.3%
Grand Total	100.0%	100.0%	100.0%	100.0%

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

Comparison of the three months ended June 30, 2019 and 2018

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

For the three months ended June 30, 2019, total investment income was $6.1 million, a decrease of approximately $1.1 million or 15.4% from the $7.3 million of total investment income for the three months ended June 30, 2018. This decrease was due to the continued portfolio rotation of legacy investments to investments more senior in the capital structure of our portfolio companies, and the associated decrease in weighted-average yields.

Expenses

For the three months ended June 30, 2019, total net expenses (after the waiver of management fees) were $3.6 million, a decrease of $0.2 million or 4.3%, from the $3.8 million for the three months ended June 30, 2018. Base management fees were $0.8 million, a decrease of $0.2 million, or 18.8%, from the $1.0 million for the three months ended June 30, 2018. This decrease was due to the lower amount of gross assets outstanding between comparable periods.

For the three months ended June 30, 2019, interest and financing expense was $1.6 million, a decrease from $2.0 million for the comparable period due primarily to lower borrowings under our senior secured revolving credit agreement (as amended and restated from time to time, the “Credit Facility”) with ING Capital, LLC. For the three months ended June 30, 2019, we had average borrowings of $18.9 million under the Credit Facility while for the three months ended June 30, 2018, we had average borrowings of $58.4 million under the Credit Facility. In addition, the Credit Facility was amended on September 21, 2018 whereby our interest rate was lowered from 3.25% to 2.50% - 2.75% subject to portfolio company leverage if the contribution to the borrowing base of eligible portfolio investments that are first lien bank loans is greater than or equal to 70%.

General and administrative expenses for the three months ended June 30, 2019 were $1.5 million, an increase of $0.6 million from the comparable period. This was largely due to an increase in professional fees and directors fees, both primarily relating to stockholder activist activities and the Board’s formal review process to evaluate strategic alternatives for the Company. These were partially offset by a decrease in our excise tax payable, our consulting fees, and a reversal of accrued incentive fees, which were reversed as a result of not being distributed. We expect directors’ fees, insurance fees, consulting fees and other professional expenses to generally increase on a go-forward basis in light of recent stockholder activist activities and the Board’s review of strategic alternatives.

Net Investment Income

Net investment income was $2.5 million, or $0.20 per common share based on the weighted average of 12,875,566 common shares outstanding for the three months ended June 30, 2019, as compared to $3.5 million, or $0.25 per common share based on the weighted average of 13,725,423 common shares outstanding for the three months ended June 30, 2018.

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

For the three months ended June 30, 2019, the net realized gain from portfolio investments was $1.6 million and the net unrealized depreciation was $(1.1) million. The net realized gain was due to the repayment of Lugano Diamonds and Superior Controls. The net unrealized depreciation was due to foreign currency translation loss, and the write down on Envocore Holding, LLC and Impact Group, LLC Sales.

 For the three months ended June 30, 2018, the net realized loss from portfolio investments was $(20.3) million and the net unrealized appreciation was $13.5 million. The net realized loss was due to the partial exits from our investments in (i) GST Autoleather, (ii) Southern Technical Institute, Inc. and (iii) Media Storm, LLC. The net unrealized appreciation of $13.5 million was largely due to the reversal of the unrealized losses as they became realized.

Benefit/(Provision) for Taxes on Unrealized Gain/Loss on Investments

We have a direct wholly owned subsidiary that has elected to be a taxable entity (the ‘‘Taxable Subsidiary’’). The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended June 30, 2019, we recognized a provision for taxes on unrealized loss of investments of $(0.9) million. For the three months ended June 30, 2018, we recognized a benefit for taxes of $1.0 million.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $2.1 million, or $0.17 per common share for the three months ended June 30, 2019, as compared to a net decrease in net assets resulting from operations totaling $(2.2) million, or $(0.16) per common share for the three months ended June 30, 2018. These are based on weighted average shares outstanding of 12,875,566 and 13,725,423 for June 30, 2019 and 2018, respectively.

Comparison of the six months ended June 30, 2019 and 2018

Investment Income

For the six months ended June 30, 2019, total investment income was $12.6 million, a decrease of $2.9 million, or 18.6%, from the $15.4 million of total investment income for the six months ended June 30, 2018. The decrease was primarily attributable to the rotation of legacy assets into lower yielding assets.

Expenses

For the six months ended June 30, 2019, net expenses, after the waiver of management fees, were $7.2 million, a decrease of $1.0 million, or 12.5%, from the $8.2 million of net expenses, after the waiver of management fees, for the six months ended June 30, 2018. Interest and financing expenses for the six months ended June 30, 2019 were $3.4 million, a decrease $0.5 million or 12.8%, compared to $3.9 million for the six months ended June 30, 2018, primarily due to lower average borrowings under the Credit Facility during the six months ended June 30, 2019. For the six months ended June 30, 2019, the base management fee was $1.7 million, a decrease of $0.6 million, or 24.8%, from the $2.3 million for the six months ended June 30, 2018. There was also a reversal of accrued but unearned incentive fee of $0.7 million for the six months ended June 30, 2019, which was not present in the comparable period, and a decrease in our consulting fees. The incentive fee was reversed as a result of not being distributed. These decreases were partially offset by increases in general and administrative expenses for the six months ended June 30, 2019, which totaled $3.0 million, an increase of $0.9 million, or 42.9% from the comparable period. This increase was largely due to an increase in professional fees and directors fees, both primarily relating to stockholder activist activities and the Board’s formal review process to evaluate strategic alternatives for the Company.

Net Investment Income

Net investment income for the six months ended June 30, 2019 was $5.4 million, which was a decrease of $1.8 million, or 25.5%, compared to net investment income of $7.3 million during the six months ended June 30, 2018 primarily as a result of the $2.9 million decrease in total investment income, as partially offset by the decrease in operating expenses discussed above.

Net Realized Gains and Losses and Net Change in Unrealized Appreciation (Depreciation) of Investments

For the six months ended June 30, 2019, the net realized gain from portfolio investments was $1.1 million and the net unrealized depreciation was $1.3 million. The realized gain was due to the gain from the sale of FST Technical Services, LLC common equity and the gain from the sale of Lugano Diamonds and Superior Controls netted against the loss from the sale of Tunnel Hill. The net unrealized depreciation was due to (i) the reclassification of the FST Technical Services, LLC sale of equity, and the realization of losses on our Tunnel Hill investment, (ii) the writedown of Envocore Holding, LLC and Impact Group, LLC sales and (iii) foreign currency translation unrealized depreciation.

For the six months ended June 30, 2018, the net realized loss from portfolio investments was $(20.3) million and the net unrealized appreciation was $13.3 million. The net realized loss was due to (i) the write-off of GST Autoleather, (ii) the write-down of Southern Technical Institute, Inc. and (iii) the sale of Media Storm, LLC. The net unrealized appreciation of $ 13.3 million is largely due to the reversal of the unrealized losses as they became realized.

Benefit/(Provision) for Taxes on Unrealized Gain/Loss on Investments

For the six months ended June 30, 2019, we recognized a provision for taxes on unrealized loss of investments of $(1.1) million. For the six months ended June 30, 2018, we recognized a benefit for taxes of $1.0 million.

Net Increase (Decrease) in Net Assets Resulting From Operations

Our net increase in net assets resulting from operations during the six months ended June 30, 2019 was $4.1 million, an increase of $2.8 million, or 216%, compared to a net increase in net assets resulting from operations of $1.3 million during the six months ended June 30, 2018.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $5.0 million for the six months ended June 30, 2019, primarily from net proceeds from sales/return of capital of portfolio investments, partially offset by the payables for investments purchased and actual purchases of portfolio investments. Our financing activities for the six months ended June 30, 2019 used cash of $8.3 million primarily for net repayments under the Credit Facility, distributions and repurchases of our common stock. As of June 30, 2019, we had a cash balance of $7.8 million, a decrease of $4.9 million from June 30, 2018.

Our liquidity and capital resources are derived from the sale of securities, borrowings under the Credit Facility and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as distributions to our stockholders. We expect to use these capital resources as well as proceeds from turnover within our portfolio, borrowings under the Credit Facility and from any public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from any future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, when our common stock is trading at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and the Board makes certain determinations in connection therewith.

As a business development company (“BDC”), we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. The Small Business Credit Availability Act (“the SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. On May 4, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the applicability of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, effective on May 4, 2019, our asset coverage requirement applicable to senior securities, under the 1940 Act, was reduced from 200% to 150%, and the risks associated with an investment in us may increase. Thus, effective as of May 4, 2019, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. However, we remain subject to a 200% minimum asset coverage ratio covenant under the Credit Facility and thus will not be able to take advantage of the reduced asset coverage requirement under the 1940 Act unless and until we negotiate revised terms and conditions with the lenders under the Credit Facility. As of June 30, 2019 our asset coverage ratio was 274%. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

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

Commitments and Contingencies

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2019, we had 5 such investments with an aggregate unfunded commitment of $14.4 million and at December 31, 2018 we had 7 such investments with an aggregate unfunded commitment of $15.0 million. See “Note 12 - Commitments and Contingencies” in the notes to our financial statements for more information.

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

Rating Summary – June 30, 2019
(dollars in thousands)

Risk Rating	Cost	% of Cost	FMV	% of FMV
1	$103,035	43.0%	$103,905	47.4%
2	65,529	27.3%	65,463	29.9%
3	27,790	11.6%	22,998	10.5%
4	37,554	15.7%	26,841	12.2%
5	5,696	2.4%	0	0.0%
	$239,604	100.0%	$219,207	100.0%

Recent Developments

Subsequent to June 30, 2019, the following activity occurred:

On July 3, 2019, we paid a quarterly dividend of $0.18 per share and a special dividend of $0.15 per share to stockholders of record as of June 28, 2019.

On August 5, 2019, the Board approved the 2019 third quarter dividend of $0.18 per share for stockholders of record as of September 26, 2019, payable on October 3, 2019.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the six months ended June 30, 2019, 21 of our loans, or 93.0% of the fair value of our debt portfolio bore interest at floating rates. A majority of these floating rate loans have interest rate floors, which have all been exceeded in the current interest rate environment. Assuming that the Statement of Assets and Liabilities as of June 30, 2019 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one or two percent increase in LIBOR would have less than a 2% effect on our portfolio. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

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

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, which could materially affect our business, financial condition and/or operating results. The risks described in our filings with the SEC are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Information relating to the Company’s purchases of its common stock during the six months ended June 30, 2019 is as follows:

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program (4)

January 1 – January 31, 2019	207,220	$6.36	207,220	$5,895,760
February 1 – February 28, 2019	22,509	$7.00	22,509	$5,738,265
March 1 – June 30, 2019	-	$-	-	$5,738,265

(1) On November 5, 2018, the Board authorized a $10.0 million discretionary open-market share repurchase program under which we may repurchase shares of our common stock in the open market until the approved dollar amount has been used to repurchase shares. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. Pursuant to the Board authorization, we adopted a trading plan on December 10, 2018, for the purpose of repurchasing shares of its common stock in the open market (the “Plan”). Under the Plan, we may repurchase up to the lesser of (1) 5.0% of the amount of shares of our common stock outstanding as of the date of the Plan, December 10, 2018 and (2) $10.0 million in aggregate amount of our common stock. During the six months ended June 30, 2019, we repurchased 229,729 shares of our common stock for $1,476,415 under the Plan inclusive of commissions.

(2) Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

(3) Subsequent to period-end, through August 7, 2019, there were no additional repurchases.

(4) As of August 7, 2019, considering repurchases of our common stock subsequent to period-end, the dollar value of shares that may yet be purchased by us under the $10.0 million share repurchase program is approximately $5.7 million.

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

Dated: August 7, 2019

By:	/s/ Suhail A. Shaikh
Name: Suhail A. Shaikh
Title: Chief Executive Officer

By:	/s/ Ellida McMillan
Name: Ellida McMillan
Title: Chief Financial Officer, Chief Operating Officer, Treasurer, and Secretary

