Form 10-Q
period 2019-09-30
Alcentra Capital Corp
filed 2019-11-06
CIK 1578620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 12,875,566 shares of the Registrant’s common stock outstanding as of November 5, 2019.

ALCENTRA CAPITAL CORPORATION

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Assets and Liabilities

	As of September 30, 2019 (Unaudited)	As of December 31, 2018
Assets
Portfolio investments, at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $212,247,572 and $212,280,172, respectively)	$203,117,204	$205,411,779
Non-controlled, affiliated investments, at fair value (cost of $26,683,798 and $26,385,612, respectively)	15,249,296	12,980,016
Controlled, affiliated investments, at fair value (cost $0 and $15,212,562, respectively)	—	16,406,021
Cash	4,830,119	11,049,499
Dividends and interest receivable	1,041,343	454,883
Receivable for investments sold	532,930	644,733
Deferred financing costs	909,289	1,366,393
Deferred tax asset	4,266,715	5,385,694
Prepaid expenses and other assets	253,559	79,410
Total Assets	$230,200,455	$253,778,428

Liabilities
Credit facility payable	$28,658,350	$28,536,441
Notes payable (net of deferred note offering costs of $550,159 and $855,433, respectively)	54,449,841	54,144,567
Payable for investments purchased	—	18,550,000
Other accrued expenses and liabilities	90,121	535,096
Directors’ fees payable	225,750	36,125
Professional fees payable	1,071,304	554,173
Interest and credit facility expense payable	1,558,563	1,069,139
Management fee payable	—	765,659
Income-based incentive fees payable	198,805	890,796
Distributions payable	2,317,602	2,433,102
Unearned structuring fee revenue	—	81,643
Income tax liability	255,531	379,155
Total Liabilities	88,825,867	107,975,896

Commitments and Contingencies (Note 12)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 12,875,566 and 13,105,295 shares issued and outstanding, respectively)	12,876	13,105
Additional paid-in capital	197,118,476	198,594,662
Distributable earnings (accumulated loss)	(55,756,764)	(52,805,235)
Total Net Assets	141,374,588	145,802,532
Total Liabilities and Net Assets	$230,200,455	$253,778,428

Net Asset Value Per Share	$10.98	$11.13

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Operations

	For the three months ended September 30, 2019 (Unaudited)	For the three months ended September 30, 2018 (Unaudited)	For the nine months ended September 30, 2019 (Unaudited)	For the nine months ended September 30, 2018 (Unaudited)
Investment Income:
From non-controlled, non-affiliated investments:
Interest income from portfolio investments	$5,386,714	$5,676,759	$16,946,112	$17,284,856
Paid-in-kind interest income from portfolio investments	27,534	107,164	140,835	352,295
Other income from portfolio investments	47,920	94,668	332,795	2,213,784
Dividend income from portfolio investments	—	30,756	—	92,268
From non-controlled, affiliated investments:
Interest income from portfolio investments	32,418	58,881	110,659	265,414
Paid in-kind income from portfolio investments	108,583	96,816	298,186	309,946
Other income from portfolio investments	—	—	—	—
From controlled, affiliated investments:
Interest income from portfolio investments	—	488,036	208,538	1,470,032
Paid in-kind income from portfolio investments	—	—	—	—
Other income from portfolio investments	—	—	133,095	—
Total investment income	5,603,169	6,553,080	18,170,220	21,988,595

Expenses:
Management fees	835,825	943,360	2,543,009	3,214,345
Income-based incentive fees/(reversal of accruals)	—	(43,805)	(691,991)	(43,805)
Professional fees	1,411,837	362,625	2,811,452	1,095,777
Valuation services	(70,780)	78,346	86,720	132,279
Interest and credit facility expense	1,455,465	1,705,992	4,195,793	5,146,364
Amortization of deferred financing costs	157,059	117,587	569,604	325,138
Directors’ fees	213,270	87,076	587,946	300,104
Insurance expense	93,524	57,076	240,851	169,583
Amortization of deferred note offering costs	105,771	97,478	348,474	343,439
Consulting fees	—	54,152	244,916	535,892
Excise tax	(62,468)	29,538	327,945	394,846
Other expenses	638,307	255,226	952,606	415,737
Total expenses	4,777,810	3,744,651	12,217,325	12,029,699
Waiver of management fees	(835,825)	(157,227)	(1,120,356)	(266,508)
Net expenses	3,941,985	3,587,424	11,096,969	11,763,191
Net investment income and foreign currency transactions	1,661,184	2,965,656	7,073,251	10,225,404

Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) From Portfolio Investments
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	—	(38,921)	(111,717)	(10,162,013)
Non-controlled, affiliated investments	—	(12)	—	(10,167,529)
Controlled, affiliated investments	—	—	1,193,459	—
Foreign currency transactions	109,732	—	175,226	—
Net realized gain (loss) from portfolio investments and foreign currency transactions	109,732	(38,933)	1,256,968	(20,329,542)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(742,017)	2,355,583	(2,261,975)	6,235,728
Non-controlled, affiliated investments	573,447	(1,610,661)	1,971,094	7,601,872
Controlled, affiliated investments	—	—	(1,193,459)	220,904
Foreign currency translation	148,596	—	136,968	—
Net change in unrealized appreciation (depreciation) from portfolio investments and foreign currency translation	(19,974)	744,922	(1,347,372)	14,058,504
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	3,253	(589,643)	(1,121,422)	427,585
Net realized gain (loss) and net change in unrealized appreciation (depreciation) from portfolio investments	93,011	116,346	(1,211,826)	(5,843,453)

Net Increase (Decrease) in Net Assets Resulting from Operations	$1,754,195	$3,082,002	$5,861,425	$4,381,951

Basic and diluted:
Net investment income per share	$0.13	$0.22	$0.55	$0.74
Earnings (loss) per share	$0.14	$0.23	$0.45	$0.32
Weighted Average Shares of Common Stock Outstanding	12,875,566	13,530,129	12,885,724	13,815,619

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at June 30, 2018	13,582,751	$13,583	$202,161,682	$(52,580,521)	$149,594,744
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	2,965,656	2,965,656
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(38,933)	(38,933)
Net change in unrealized appreciation/(depreciation) on investments and foreign currency translation	—	—	—	744,922	744,922
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	—	—	—	(589,643)	(589,643)
Shareholder distributions:
Repurchase of common stock	(65,517)	(66)	(413,275)	—	(413,341)
Distributions to shareholders	—	—	—	(2,449,592)	(2,449,592)
Total increase (decrease) for the three months ended September 30, 2018	(65,517)	(66)	(413,275)	632,410	219,069
Balance at September 30, 2018	13,517,234	$13,517	$201,748,407	$(51,948,111)	$149,813,813
Dividends declared per common share	—	$—	$—	$0.18	$0.18

Balance at December 31, 2017	14,222,945	$14,223	$206,570,701	$(48,870,749)	$157,714,175
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	10,225,404	10,225,404
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(20,329,542)	(20,329,542)
Net change in unrealized appreciation/(depreciation) on investments and foreign currency translation	—	—	—	14,058,504	14,058,504
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	—	—	—	427,585	427,585
Shareholder distributions:
Repurchase of common stock	(705,711)	(706)	(4,822,294)	—	(4,823,000)
Distributions to shareholders	—	—	—	(7,459,313)	(7,459,313)
Total increase (decrease) for the nine months ended September 30, 2018	(705,711)	(706)	(4,822,294)	(3,077,362)	(7,900,362)
Balance at September 30, 2018	13,517,234	$13,517	$201,748,407	$(51,948,111)	$149,813,813
Dividends declared per common share	—	$—	$—	$0.54	$0.54

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at June 30, 2019	12,875,566	$12,876	$197,118,476	$(55,193,357)	$141,937,995
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	1,661,184	1,661,184
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	109,732	109,732
Net change in unrealized appreciation/(depreciation) on investments and foreign currency translation	—	—	—	(19,974)	(19,974)
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	—	—	—	3,253	3,253
Shareholder distributions:
Repurchase of common stock	—	—	—	—	—
Distributions to shareholders	—	—	—	(2,317,602)	(2,317,602)
Total increase (decrease) for the three months ended September 30, 2019	—	—	—	(563,407)	(563,407)
Balance at September 30, 2019	12,875,566	$12,876	$197,118,476	$(55,756,764)	$141,374,588
Dividends declared per common share	—	$—	$—	$0.18	$0.18

Balance at December 31, 2018	13,105,295	$13,105	$198,594,662	$(52,805,235)	$145,802,532
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	7,073,251	7,073,251
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	1,256,968	1,256,968
Net change in unrealized appreciation/(depreciation) on investments and foreign currency translation	—	—	—	(1,347,372)	(1,347,372)
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	—	—	—	(1,121,422)	(1,121,422)
Shareholder distributions:
Repurchase of common stock	(229,729)	(229)	(1,476,186)	—	(1,476,415)
Distributions to shareholders	—	—	—	(8,812,954)	(8,812,954)
Total increase (decrease) for the nine months ended September 30, 2019	(229,729)	(229)	(1,476,186)	(2,951,529)	(4,427,944)
Balance at September 30, 2019	12,875,566	$12,876	$197,118,476	$(55,756,764)	$141,374,588
Dividends declared per common share	—	$—	$—	$0.69	$0.69

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Statements of Cash Flows

	For the nine months ended September 30, 2019 (Unaudited)	For the nine months ended September 30, 2018 (Unaudited)
Cash Flows from Operating Activities
Net increase/(decrease) in net assets resulting from operations	$5,861,425	$4,381,951

Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from portfolio investments	(1,081,742)	20,329,542
Net change in unrealized (appreciation) depreciation of portfolio investments	1,484,340	(14,058,504)
Deferred tax asset	1,118,979	(430,507)
Paid in-kind interest income from portfolio investments	(439,021)	(662,241)
Accretion of discount on debt securities	(1,120,276)	(481,690)
Purchases of portfolio investments	(61,229,802)	(50,049,494)
Net proceeds from sales/return of capital of portfolio investments	78,817,817	83,839,981
Amortization of deferred financing costs	569,604	325,138
Amortization of deferred note offering costs	348,474	343,439
(Increase) decrease in operating assets:
Dividends and interest receivable	(586,460)	541,594
Receivable for investments sold	111,803	25,000
Income tax asset	—	133,627
Prepaid expenses and other assets	(174,149)	(64,981)
Increase (decrease) in operating liabilities:
Payable for investments purchased	(18,550,000)	—
Other accrued expenses and liabilities	(444,975)	(76,145)
Directors' fees payable	189,625	9,583
Professional fees payable	517,131	(229,950)
Interest and credit facility expense payable	489,424	93,737
Management fee payable	(765,659)	447,802
Income-based incentive fees payable	(691,991)	(43,805)
Unearned structuring fee revenue	(81,643)	(450,633)
Income tax liability	(123,624)	—
Net cash provided by (used in) operating activities	4,219,280	43,923,444

Cash Flows from Financing Activities
Financing costs paid	(112,500)	(1,332,500)
Offering costs paid	(43,200)	(42,000)
Proceeds from credit facility payable	54,805,298	26,253,872
Repayments of credit facility payable	(54,820,357)	(61,500,000)
Distributions paid to shareholders	(8,928,454)	(8,571,027)
Repurchase of common stock	(1,476,415)	(4,823,000)
Net cash provided by (used in) financing activities	(10,575,628)	(50,014,655)
Effect of exchange rate changes on cash denominated in foreign currency	136,968	—
Increase (decrease) in cash and cash equivalents	(6,219,380)	(6,091,211)
Cash at beginning of period	11,049,499	13,882,956
Cash and Cash Equivalents at End of Period	$4,830,119	$7,791,745

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$3,706,369	$5,052,627
Accrued offering costs	$2,485	$2,485
Accrued distributions payable	$2,317,602	$2,449,591

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments

As of September 30, 2019

(Unaudited)

Company(+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 143.67%

Senior Secured - First Lien — 94.73%

Aegis Sciences Corporation (2),(3)	Consumer Services	LIBOR + 5.50%	1.00%	7.68%	5/9/2025	7,422,519	$7,267,806	$7,107,062	5.03%
Black Diamond Oilfield Rentals, LLC (2),(4)	Oil & Gas Services	LIBOR + 6.50%	1.00%	8.82%	12/17/2020	10,670,863	10,670,863	10,670,863	7.55%
Cambium Learning Group, Inc. (2),(4)	Technology & Telecom	LIBOR + 4.50%		6.61%	12/18/2025	1,980,025	1,891,006	1,953,000	1.38%
CGGR Operations Holdings Corporation (2),(4),(5)	Business Services	LIBOR + 7.00%	1.00%	9.32%	9/30/2022	3,081,471	3,062,949	3,081,471	2.18%
Clanwilliam Group Ltd. (2),(4),(6)	Technology & Telecom	Euribor + 7.00%		7.00%	11/8/2025	€5,922,000	6,576,416	6,456,163	4.57%
Digital Room Holdings, Inc. (2),(4)	Business Services	LIBOR + 5.00%		7.11%	5/21/2026	6,982,500	6,882,449	6,883,000	4.87%
Envocore Holding, LLC (2),(4),(7)	Industrial Services	LIBOR + 10.25%	1.00%	12.57%	6/30/2022	17,694,444	17,659,366	16,102,000	11.39%
Epic Healthcare Staffing Intermediate Holdco, LLC (2),(4),(6),(8)	Business Services	LIBOR + 8.25%	1.00%	10.57%	10/19/2022	10,771,646	10,741,574	10,771,646	7.62%
GGC Aperio Holdings, L.P. (2),(4)	Financial Services	LIBOR + 5.00%		7.33%	10/26/2024	8,470,000	8,082,826	8,470,000	5.99%
Healthcare Associates of Texas, LLC (2),(4),(6)	Healthcare Services	LIBOR + 8.25%	1.00%	10.57%	11/8/2022	20,319,475	20,319,474	19,797,088	14.00%
Impact Group, LLC (2),(4)	Consumer Services	LIBOR + 6.50%	1.00%	8.83%	6/27/2023	13,868,647	13,824,033	13,371,481	9.46%
Institutional Shareholder Services, Inc. (2),(4)	Business Services	LIBOR + 4.50%		6.83%	3/5/2026	2,985,000	2,957,446	2,957,000	2.09%
Manna Pro Products, LLC (2),(4),(6)	Consumer Services	LIBOR + 6.00%	1.00%	8.11%	12/8/2023	7,386,039	7,315,460	7,310,000	5.16%
Palmetto Moon LLC (4)	Retail	11.5% Cash, 2.5% PIK		14.00%	10/31/2021	4,356,153	4,343,106	4,225,000	2.99%
Perforce Software Inc. (2),(3)	High Tech Industries	LIBOR + 4.50%		6.61%	7/1/2026	5,000,000	4,975,844	4,995,000	3.53%
Pinstripe Holdings, LLC (2),(4)	Business Services	LIBOR + 6.00%	1.00%	8.12%	1/17/2025	9,950,000	9,772,785	9,778,000	6.92%
Total Senior Secured - First Lien							136,343,403	133,928,774	94.73%
Senior Secured - Second Lien — 46.27%

BayMark Health Services, Inc. (2),(4),(6)	Healthcare Services	LIBOR + 8.25%	1.00%	10.21%	3/1/2025	8,000,000	$7,897,541	$8,000,000	5.66%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of September 30, 2019

(Unaudited)

Company(+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Cambium Learning Group, Inc. (2),(4)	Technology & Telecom	LIBOR + 8.50%		10.61%	12/18/2026	5,000,000	$4,716,452	$4,726,000	3.34%
CGGR Operations Holdings Corporation (2),(4),(5)	Business Services	LIBOR + 11.50%	1.00%	13.82%	9/30/2023	11,431,579	11,355,258	11,545,895	8.17%
Institutional Shareholder Services, Inc. (2),(4)	Business Services	LIBOR + 8.50%		10.83%	3/5/2027	2,000,000	1,944,135	1,944,000	1.37%
Medsurant Holdings, LLC (4)	High Tech Industries	13.00% Cash		13.00%	6/30/2020	8,729,395	8,715,273	8,729,395	6.17%
Perforce Software Inc. (2),(4)	High Tech Industries	LIBOR + 8.00%		10.10%	7/1/2027	5,000,000	4,854,716	4,952,000	3.50%
Pharmalogic Holdings Corp. (2),(4)	Healthcare Services	LIBOR + 8.00%		10.11%	12/11/2023	16,100,000	16,038,335	16,100,000	11.39%
Sandvine Corporation (2),(4)	Telecommunications	LIBOR + 8.00%		10.11%	11/2/2026	4,500,000	4,416,909	4,420,000	3.13%
WeddingWire, Inc. (2),(4)	Consumer Services	LIBOR + 8.25%		10.36%	12/21/2026	5,000,000	4,953,109	5,000,000	3.54%
Total Senior Secured - Second Lien							64,891,728	65,417,290	46.27%
CLO/Structured Credit — 1.27%

Goldentree Loan Management US CLO 2 Ltd. (2),(3)	USD CLO	LIBOR + 4.70%		7.06%	11/28/2030	2,000,000	$1,950,823	$1,793,140	1.27%
Total CLO/Structured Credit							1,950,823	1,793,140	1.27%
Equity/Other — 1.40%

Envocore Holding, LLC, Preferred Shares(4),(7),(9)	Industrial Services					1,139,725	$1,160,360	$—	—
IGT, Preferred Shares(4),(9)	Industrial Services	11% PIK		11.00%	12/10/2024	1,110,922	1,110,922	—	—
Common Shares(4),(9)						44,000	44,000	—	—
Preferred AA Shares(4),(9)		15% PIK		15.00%	12/10/2024	326,789	326,790	271,000	0.19%
							1,481,712	271,000	0.19%
Metal Powder Products, LLC, Common Shares(4),(9)	Industrial Manufacturing					500,000	500,000	602,000	0.43%
My Alarm Center, LLC, Common Shares(4),(9)	Security					129,582	256,793	—	—
Junior Preferred Shares(4),(9)						2,420	2,366,549	—	—

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of September 30, 2019

(Unaudited)

Company(+) ***	Industry	Spread Above Index	Base Rate Floor	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost(1)	Fair Value	% of Net Assets
Senior Preferred Shares(4),(9)		8% PIK		8.00%	7/14/2022	2,998	$2,862,059	$1,024,000	0.72%
							5,485,401	1,024,000	0.72%
Palmetto Moon LLC, Common Shares(4),(9)	Retail					61	434,145	81,000	0.06%
Total Equity/Other							9,061,618	1,978,000	1.40%
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							212,247,572	203,117,204	143.67%
Investments in Non-Controlled, Affiliated Portfolio Companies — 10.79%*

Senior Subordinated — 0.87%

Battery Solutions, Inc. (4)	Environmental/Recycling Services	12% Cash, 2% PIK		14.00%	11/6/2021	1,231,291	$1,231,291	$1,231,292	0.87%
Southern Technical Institute, Inc. (4),(9)	Education	6% PIK		6.00%	12/31/2021	3,528,988	3,528,988	—	—
Total Senior Subordinated							4,760,279	1,231,292	0.87%
Equity/Other — 9.92%

Battery Solutions, Inc., Class A Units(4),(9),(10)	Environmental/Recycling Services					5,000,000	$1,058,000	$—	—
Class E Units(4)		8% PIK		8.00%	11/6/2021	4,766,685	4,766,685	4,067,003	2.88%
Class F Units(4),(9)						3,333,333	—	—	—
							5,824,685	4,067,003	2.88%
Conisus, LLC, Common Shares(4),(9)	Media: Advertising, Printing & Publishing					4,914,556	—	—	—
Preferred Equity(4)		12% PIK		12.00%		12,677,834	12,677,834	9,119,001	6.45%
							12,677,834	9,119,001	6.45%
Southern Technical Institute, Inc., Class A Units(4),(9)	Education					3,164,063	2,167,000	—	—
Class A1 Units(4),(9),(11)						6,000,000	—	—	—
							2,167,000	—	—
Xpress Global Systems, LLC, Class B Units (4),(9)	Transportation Logistics					12,544	1,254,000	832,000	0.59%
Total Equity/Other							21,923,519	14,018,004	9.92%
Total Investments in Non-Controlled, Affiliated Portfolio Companies							26,683,798	15,249,296	10.79%
Total Investments							238,931,370	218,366,500	154.46%
Liabilities In Excess Of Other Assets								(76,991,912)	(54.46%)
Net Assets								$141,374,588	100.00%

See notes to unaudited consolidated financial statements

Alcentra Capital Corporation and Subsidiary

Consolidated Schedule of Investments (continued)

As of September 30, 2019

(Unaudited)

(+)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”), with the exception of the Company’s investments in Goldentree Loan Management US CLO 2 Ltd., Clanwilliam Group Ltd., and CGGR Operations Holdings Corporation. As of September 30, 2019, non-qualifying assets represented 10.5% of the Company’s total assets, at fair value.
*

Denotes investments in connection with which the Company is deemed to be an “Affiliated Person” under the 1940 Act because it owns 5% or more of the portfolio company’s outstanding voting securities. Transactions as of and during the nine months ended September 30, 2019 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

		Gross		Change in
	Fair Value at	Additions/		Unrealized		Fair Value at	Interest/
	December 31,	(Gross	Transfers	Appreciation	Realized	September 30	Dividend/
Name of Issuers	2018	Reductions)	In/Out	(Depreciation)	Gain (Loss)	2019	Other Income
Battery Solutions, Inc.	$5,699,791	$298,186	$-	$(699,682)	$-	$5,298,295	$408,845
Conisus, LLC	6,554,225	-	-	2,564,776	-	9,119,001	-
Southern Technical Institute, Inc.	-	-	-	-	-	-	-
Xpress Global Systems, LLC	726,000	-	-	106,000	-	832,000	-
	$12,980,016	$298,186	$-	$1,971,094	$-	$15,249,296	$408,845

**

As of September 30, 2019, the Company was not deemed, under the 1940 Act, to "Control" any of its portfolio companies due to owning more than 25% of any such portfolio company's outstanding voting securities or because the Company had the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2019 in which the issuer was deemed to be Controlled by the Company are as follows:

		Gross		Change in
	Fair Value at	Additions/		Unrealized		Fair Value at	Interest/
	December 31,	(Gross	Transfers	Appreciation	Realized	September 30	Dividend/
Name of Issuers	2018	Reductions)	In/Out	(Depreciation)	Gain (Loss)	2019	Other Income
FST Technical Services, LLC(a)	$16,406,021	$(16,406,021)	$-	$(1,193,459)	$1,193,459	$-	$341,633
	$16,406,021	$(16,406,021)	$-	$(1,193,459)	$1,193,459	$-	$341,633

(a) FST Technical Services, LLC was sold on February 8, 2019.

***	Pledged as collateral under the Credit Facility with ING Capital LLC.
(1)	The cost of debt securities is adjusted for accretion of discount/amortization of premium and interest paid-in-kind on such securities.
(2)	The principal balance outstanding for all floating rate loans is indexed to LIBOR, Euribor or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.
(3)	Security is classified as Level 2 in the Company’s fair value hierarchy (see Note 3).
(4)	Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 3).
(5)	CGGR Holdings’ Tranche B Loan was reclassified to a second lien investment as a result of a sale of a portion of the Tranche A Loan to an unaffiliated third party.
(6)	The investment has an unfunded commitment as of September 30, 2019 which is excluded from the presentation (see Note 12).
(7)	The investment was formerly known as LRI Holding, Inc. and Integrated Efficiency Solutions, Inc. On March 16, 2018, the name was changed to Envocore Holding, LLC.
(8)	The investment was formerly known as Cirrus Medical Staffing, Inc. On May 25, 2018, the name was changed to Epic Healthcare Staffing Intermediate Holdco, LLC.
(9)	Non-income producing security.
(10)	The Company has represented its ownership in Class A units in 919 BSI SPV, LLC (70.7% of that entity), which in turn owns 70,700 Class A Shares of Battery Solutions, LLC (representing 18.16% of ownership of Battery Solutions, LLC).
(11)	Class A1 units of 1,764,720 are subject to a deferred purchase agreement equal to 95% of future proceeds less $1.00.

Abbreviation Legend
LIBOR -	London Inter-bank Offered Rate
PIK -	Payment-In-Kind

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

September 30, 2019

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

On August 12, 2019, the Company entered into the Agreement and Plan of Merger (as amended on September 27, 2019, the “Merger Agreement”), with Crescent Capital BDC, Inc. (“Crescent Capital BDC”) and the other parties thereto, pursuant to which Crescent Capital BDC (following its reincorporation by merger into the State of Maryland) will acquire all of the outstanding shares of the Company’s common stock in a stock and cash transaction. Prior to the closing of the transactions contemplated by the Merger Agreement, Crescent Capital BDC will merge with and into a newly formed wholly owned subsidiary, Crescent Reincorporation Sub, Inc., a Maryland corporation, with Crescent Reincorporation Sub, Inc. surviving the merger as “Crescent Capital BDC, Inc.” (“Crescent Capital Maryland BDC”). Pursuant to the Merger Agreement, Atlantis Acquisition Sub, Inc. (“Acquisition Sub”), a wholly owned subsidiary of Crescent Capital Maryland BDC, will merge with and into the Company with the Company surviving as a wholly owned subsidiary of Crescent Capital Maryland BDC (the “First Merger”). Immediately thereafter and as a single integrated transaction, the Company will merge with and into Crescent Capital Maryland BDC with Crescent Capital Maryland BDC continuing as the surviving company (the “Second Merger,” and together with the First Merger, the “Mergers”). The Company’s Board of Directors (the “Board”), including each of its independent directors, and its Committee of Independent Directors (the “Independent Director Committee”) unanimously approved the Merger Agreement and the transactions contemplated thereby.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(Unaudited)

Upon the completion of the Mergers, and subject to the terms and conditions of the Merger Agreement, the Company’s stockholders will be entitled to receive the following consideration for each share of the Company’s common stock owned immediately prior to the effective time of the Mergers: (1) stock consideration at the fixed exchange ratio of 0.4041 shares, par value $0.001 per share, of Crescent Capital Maryland BDC’s common stock (the “Exchange Ratio”) (and, if applicable, cash in lieu of fractional shares of Crescent Capital Maryland BDC’s common stock); (2) $1.5023 per share in cash from Crescent Capital Maryland BDC (less the amount of any special dividends declared by the Company after the date of the Merger Agreement to comply with applicable tax requirements (excluding regular quarterly dividends up to a maximum amount of $0.18 per share of the Company’s common stock)); and (3) $1.6761 per share in cash from Crescent Cap Advisors, LLC (“Crescent Cap Advisors”), the external investment adviser of Crescent Capital BDC (as may be adjusted pursuant to the Merger Agreement) (collectively, the “Merger Consideration”). The Exchange Ratio was fixed on the date of the Merger Agreement and is generally not subject to adjustment, including for changes in the trading price of the Company’s common stock before the closing of the Mergers. Based on the number of Company shares outstanding on the date of the Merger Agreement, the consummation of the Mergers would result in approximately 5.2 million shares of Crescent Capital Maryland BDC’s common stock being exchanged for approximately 12.9 million outstanding shares of the Company’s common stock, subject to adjustment in certain limited circumstances.

Crescent Capital Maryland BDC is expected to apply to have its common stock listed on The Nasdaq Stock Market under the symbol “CCAP,” with such listing expected to be effective as of the closing date of the Mergers. Upon completion of the Mergers, the current directors and officers of Crescent Capital BDC are expected to continue in their current positions in Crescent Capital Maryland BDC, and Crescent Cap Advisors will externally manage Crescent Capital Maryland BDC.

In connection with the reincorporation of Crescent Capital BDC from the State of Delaware to the State of Maryland (the “Reincorporation”), Crescent Capital Maryland BDC will adopt a charter that provides that the shares of Crescent Capital Maryland BDC’s common stock issued to holders of such shares in the Reincorporation will be subject to transfer restrictions set forth in the Crescent Capital Maryland BDC charter for a period ending 365 days following the date of the listing of Crescent Capital Maryland BDC’s common stock on a national securities exchange in connection with the Mergers (the “Listing”), the effect of which will be that 1/3 of such shares will not be transferable until 180 days following the Listing, another 1/3 will not be transferable until 270 days following the Listing, and the remaining 1/3 will not be transferable until 365 days following the Listing, without prior written consent of the board of directors of Crescent Capital Maryland BDC, with all such transfers remaining subject to applicable securities laws (including applicable volume restrictions with respect to affiliate sales).

Consummation of the Mergers is subject to certain conditions, including, among others, the approvals of the Company’s and Crescent Capital BDC’s stockholders, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (as to which early termination was granted on September 10, 2019), and other customary closing conditions. While there can be no assurance as to the exact timing, or that the Mergers will be completed at all, the Company and Crescent Capital BDC are working to complete the Mergers in the first quarter of 2020.

In connection with the Mergers, Crescent Cap Advisors has agreed to implement the following changes to the Crescent Capital BDC investment advisory agreement following the closing of the Mergers: (1) reduce the base management fee from 1.50% to 1.25%, (2) waive a portion of the base management fee for the eighteen-month period following the First Merger so that only 0.75% will be charged for such time period, (3) waive the income-based portion of the incentive fee for the eighteen-month period following the First Merger and (4) increase the hurdle rate under the income-based portion of the incentive fee from 1.50% to 1.75% per quarter.

Simultaneously with the execution of the Merger Agreement, the Company entered into voting agreements (the “Voting Agreements”) with certain of Crescent Capital BDC’s stockholders (the “Supporting Crescent Capital BDC Stockholders”), pursuant to which such stockholders agreed to vote their respective shares of Crescent Capital BDC’s common stock in favor of the Crescent Capital BDC stockholder proposals described in the Company and Crescent Capital BDC’s joint proxy statement/prospectus relating to the Mergers. In addition, each Voting Agreement prohibits the applicable Supporting Crescent Capital BDC Stockholder from transferring any of its shares of Crescent Capital BDC’s common stock until the earlier of the effectiveness of the Mergers and the termination of the Merger Agreement, other than certain permitted transfers or with the prior written consent of the Company. As of November 1, 2019, the Supporting Crescent Capital BDC Stockholders are entitled to vote approximately 71% of the outstanding shares of Crescent Capital BDC’s common stock.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

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

Portfolio Investment Classification - The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Control Investments" are defined as investments in portfolio companies in which the Company owns more than 25% of the voting securities or has the power to exercise control over management or policies of such portfolio company. Under the 1940 Act, “non-controlled Affiliate Investments" are defined as investments in portfolio companies in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have the power to exercise control over management or policies of such portfolio company. "Non-controlled, non-affiliate investments" are defined as investments that are neither Control Investments or Affiliate Investments.

Cash – At September 30, 2019, cash balances totaling $4.6 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held by the Administrator and management believes that the risk of loss associated with any uninsured balance is remote.

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

Valuation of Portfolio Investments – Portfolio investments are carried at fair value as determined by the Board.

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

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(Unaudited)

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

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(Unaudited)

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

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment. There was one non-accrual investment as of each of September 30, 2019 and December 31, 2018.

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

The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are "pass through" entities for tax purposes and continue to comply with the "source income" requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company's consolidated financial statements. The Taxable Subsidiary uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When management can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, management will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the recording of any deferred tax asset valuation allowance in future periods. For the three and nine months ended September 30, 2019, the Company recognized a (provision)/benefit for income tax on unrealized gain/(loss) on investments of $0 million and $(1.1) million, respectively, for the Taxable Subsidiary. For the three and nine months ended September 30, 2018, the Company recognized a (provision)/benefit for income taxes on unrealized gain/(loss) on investments of $(0.6) million and $0.4 million, respectively, for the Taxable Subsidiary. As of September 30, 2019 and December 31, 2018, the Company had a deferred tax asset in the amount of $4.3 million and $5.4 million, respectively, primarily relating to tax loss carryforwards. The decrease in the deferred tax asset resulted from a valuation allowance recorded during the nine months ended September 30, 2019.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(Unaudited)

The deferred tax asset of $4.3 million (after a 21% tax rate) is comprised of the following: (1) $1.0 million of net operating losses; (2) $0.7 million of capital losses; and (3) $3.4 million of partnership losses, offset by (4) $0.8 of a valuation allowance. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's financial statements to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open for the quarter ended September 30, 2019. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

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

Recently Issued Accounting Standards – In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amended FASB ASC 310-20. The amendments in ASU 2017-08 shortened the amortization period for certain callable debt securities held at a premium, generally requiring the premium to be amortized to the earliest call date. For public business entities, the amendments became effective for fiscal years beginning after December 15, 2018, as well as for interim periods within those fiscal years. The Company adopted ASU 2017-08 in connection with its quarterly report on Form 10-Q for the three months ended March 31, 2019. Such adoption did not have a material impact on the Company's financial statements.

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

In May 2014, the FASB issued ASC 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an ASU, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has evaluated the impact of ASC 606 and determined that it does not have a material impact on its consolidated financial statements and disclosures.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(Unaudited)

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

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2019 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured - First Lien	$—	$12,102,062	$121,826,712	$133,928,774
Senior Secured - Second Lien	—	—	65,417,290	65,417,290
Subordinated Debt	—	—	1,231,292	1,231,292
CLO/Structured Credit	—	1,793,140	—	1,793,140
Equity/Other	—	—	15,996,004	15,996,004
Total Investments	$—	$13,895,202	$204,471,298	$218,366,500

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(Unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2018 are as follows:

	Level 1	Level 2	Level 3	Total
Senior Secured – First Lien	$-	$3,800,000	$164,354,929	$168,154,929
Senior Secured – Second Lien	-	-	42,549,396	42,549,396
Subordinated Debt	-	-	1,212,774	1,212,774
CLO/Structured Credit	-	1,739,600	-	1,739,600
Equity/Other	-	-	21,141,117	21,141,117
Total investments	$-	$5,539,600	$229,258,216	$234,797,816

The changes in investments classified as Level 3 are as follows for the nine months ended September 30, 2019 and September 30, 2018.

As of September 30, 2019:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2019	$164,354,929	$42,549,396	$1,212,774	$21,141,117	$229,258,216
Amortized discounts/premiums	825,752	277,362	-	-	1,103,114
Paid in-kind interest	140,834	-	6,074	279,668	426,576
Net realized gain (loss)	68,711	-	-	1,013,030	1,081,741
Net change in unrealized appreciation (depreciation)	(2,682,683)	186,479	-	1,102,679	(1,393,525)
Purchases	31,344,318	17,200,000	12,444	400,000	48,956,762
Sales/Return of capital	(62,701,096)	(8,120,000)	-	(7,940,490)	(78,761,586)
Lien status change	(13,324,053)	13,324,053	-	-	-
Transfers in	3,800,000	-	-	-	3,800,000
Transfers out	-	-	-	-	-
Balance as of September 30, 2019	$121,826,712	$65,417,290	$1,231,292	$15,996,004	$204,471,298

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2019	$(2,526,133)	$174,248	$-	$1,093,258	$(1,258,627)

As of September 30, 2018:

	Senior	Senior
	Secured -	Secured -	Senior	Equity/
	First Lien	Second Lien	Subordinated	Other	Total
Balance as of January 1, 2018	$177,340,027	$14,203,691	$66,884,849	$29,125,978	$287,554,545
Amortized discounts/premiums	259,001	62,780	168,329	-	490,110
Paid in-kind interest	154,487	-	249,805	257,949	662,241
Net realized gain (loss)	(24,417)	(4,922,053)	(10,098,674)	(5,245,476)	(20,290,620)
Net change in unrealized appreciation (depreciation)	(217,553)	6,189,339	5,466,204	2,705,893	14,143,883
Purchases	10,881,573	24,129,501	2,277,393	60,360	37,348,827
Sales/Return of capital	(39,160,680)	(3,528,990)	(41,252,699)	-	(83,942,369)
Transfers in	-	-	-	-	-
Transfers out	-	-	-	-	-
Balance as of September 30, 2018	$149,232,438	$36,134,268	$23,695,207	$26,904,704	$235,966,617

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2018	$(109,819)	$(2,261,703)	$(1,658,994)	$(2,539,583)	$(6,570,099)

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(Unaudited)

The following is a summary of the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019:

Assets at Fair Value	Fair Value at September 30, 2019	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Senior Secured - First Lien	$121,826,711	Yield to Maturity	Comparable Market Rate	6.6% - 16.9%	10.0%

Senior Secured - Second Lien	65,417,291	Yield to Maturity	Comparable Market Rate	10.1% - 14.0%	10.3%

Senior Subordinated	1,231,292	Yield to Maturity	Comparable Market Rate	14.0% - 14.2%	14.1%

Preferred Ownership	14,481,004	Market Approach	Enterprise Value/ LTM EBITDA Multiple/ Transaction price	6.0x – 10.5x	8.2	x
Common Ownership/ Common Warrants	1,515,000	Market Approach	Enterprise Value/ LTM EBITDA Multiple/ Transaction price	4.5x – 10.5x	6.4	x

Total	$204,471,298

As of December 31, 2018:

Assets at Fair Value	Fair Value at December 31, 2018	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Senior Secured - First Lien	$164,354,929	Yield to Maturity	Comparable Market Rate	7.0% - 14.0%	10.7%

Senior Secured - Second Lien	42,549,396	Yield to Maturity	Comparable Market Rate	10.3% - 13.0%	11.0%

Senior Subordinated	1,212,774	Yield to Maturity	Comparable Market Rate	14.0%	14.0%

Preferred Ownership	16,914,223	Market Approach	Enterprise Value/ LTM EBITDA Multiple/ Transaction price	5.5x - 12.0x	7.4	x

Common Ownership/ Common Warrants	4,226,894	Market Approach	Enterprise Value/ LTM EBITDA Multiple/ Transaction price	4.5x - 12.0x	8.1	x

Total	$229,258,216

4.	Share Transactions

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

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(Unaudited)

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

On August 12, 2019, the Board suspended the Company’s stock repurchase program in connection with the execution of the Merger Agreement.

The following tables set forth the number of shares of common stock repurchased by the Company under its share repurchase programs for the nine months ended September 30, 2019 and September 30, 2018:

Nine months ended September 30, 2019:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
January 2019	207,220	$6.50 - $6.99	$1,318,920
February 2019	22,509	$6.95 - $7.00	157,495
Total	229,729		$1,476,415

Nine months ended September 30, 2018:

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

The Company intends to make quarterly distributions of available net investment income determined on a tax basis to its stockholders. Distributions to stockholders are recorded on the record date. The amount, if any, to be distributed to stockholders is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, will be distributed at least annually. If the Company does not distribute (or are not deemed to have distributed) at least (i) 98% of the Company's annual ordinary income in the calendar year earned (the "required distribution"), (ii) 98.2% of capital gain net income (adjusted for certain ordinary losses) for the one-year period ending October 31 of that calendar year, and (iii) any income or capital gains recognized, but not distributed, in preceding calendar years and on which the Company incurred no federal income tax, the Company will generally be required to pay an excise tax equal to 4% of the amount by which the required distribution exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income. As of September 30, 2019 and December 31, 2018, the Company accrued $329,539 and $435,797, respectively, for any unpaid potential excise tax liability and have included these amounts within income tax asset or liability on the accompanying Consolidated Statements of Assets and Liabilities.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(Unaudited)

The following table reflects the dividends on the Company’s common stock declared by the Board and paid for the nine months ended September 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share
March 11, 2019	March 29, 2019	April 4, 2019	$0.18
May 3, 2019	June 28, 2019	July 3, 2019	$0.33
August 5, 2019	September 26, 2019	October 3, 2019	$0.18

The following table reflects the dividends on the Company’s common stock declared by the Board and paid for the nine months ended September 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
March 8, 2018	March 30, 2018	April 4, 2018	$0.18
May 4, 2018	June 29, 2018	July 5, 2018	$0.18
August 6, 2018	September 28, 2018	October 4, 2018	$0.18

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

Under the Company’s amended and restated investment advisory agreement with Alcentra NY (the “Investment Advisory Agreement”), the Company has agreed to pay Alcentra NY an annual base management fee, which is calculated at an annual rate as follows: 1.50% of its gross assets (i.e., total assets held before deduction of any liabilities), including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such as investments in U.S. Treasury Bills), if its gross assets are less than or equal to $625,000,000; 1.40% if its gross assets are greater than or equal to $625,000,001 but less than or equal to $750,000,000; and 1.25% if its gross assets are greater than or equal to $750,000,001. The various management fee percentages (i.e. 1.50%, 1.40% and 1.25%) would apply to the Company's entire gross assets in the event its gross assets exceed the various gross asset thresholds. The base management fee is payable quarterly in arrears and is calculated based on the average value of the Company's gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters.

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

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(Unaudited)

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

For the three and nine months ended September 30, 2019, the Company recorded expenses for base management fees of $835,825 and $2,543,009, respectively, of which $835,825 and $1,120,356, respectively, was waived by the Adviser. Of the $835,825 and $1,120,356 in base management fees waived by the Adviser during the three and nine months ended September 30, 2019, respectively, $0.1 million and $0.4 million, respectively was waived pursuant to the temporary 25 basis point reduction in the base management fee agreed to by the Adviser until April 30, 2020, and $0.7 million and $0.7 million, respectively, was voluntarily waived by the Adviser in its sole discretion. No base management fee was payable at September 30, 2019. For the three and nine months ended September 30, 2018, the Company recorded expenses for base management fees of $943,360 and $3,214,345, respectively, of which $157,227 and $266,508, respectively, was waived by the Adviser and $1,712,974 was payable at September 30, 2018.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(Unaudited)

For the three and nine months ended September 30, 2019, the Company reversed $0 and $691,991, respectively, in previously accrued income-based incentive fees. For each of the three and nine months ended September 30, 2018, the Company reversed $43,805 in previously accrued income-based incentive fees. As of September 30, 2019 and September 30, 2018, $198,805 and $1,251,180 in income-based incentive fees, respectively, was payable by the Company. For each of the three and nine months ended September 30, 2019 and September 30, 2018, the Company incurred capital gains incentive fees of $0.

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

In connection with the Board's review of strategic alternatives, the Board established the Independent Director Committee during 2018, which is comprised of each of the Board's independent directors and met throughout 2018 on a periodic basis. Effective April 2018, each member of the Independent Director Committee received a monthly fee of $1,000, and the chair of the Independent Director Committee received an additional monthly retainer of $5,000 for his services as chair and the increased responsibilities associated therewith. Effective November 2018, each member of the Independent Director Committee received $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each meeting of the committee attended in person or telephonically, rather than $1,000 per month. In addition, effective November 2018, the chair of the Independent Director Committee received a monthly retainer of $4,000, a reduction from the previous $5,000 per month retainer. Effective May 1, 2019, each member of the Independent Director Committee receives a $10,000 monthly retainer in lieu of the $1,000 per meeting fee that was effective starting in November 2018. In addition, the chair of the Independent Director Committee receives an additional $5,000 monthly retainer in lieu of the previous $4,000 monthly retainer.

The Company has obtained directors’ and officers’ liability insurance on behalf of its directors and officers.

For the three and nine months ended September 30, 2019, the Company recorded directors' fee expense of $213,270 and $587,946, respectively, which includes fees in connection with the ongoing strategic review, of which $225,750 was payable at September 30, 2019. For the three and nine months ended September 30, 2018, the Company recorded directors' fee expense of $87,076 and $300,104, respectively, of which $78,500 was payable at September 30, 2018.

8.	Purchases and Sales (Investment Transactions)

Investment purchases, sales and principal payments/paydowns are summarized below for the nine months ended September 30, 2019 and September 30, 2018.

	For the nine months ended September 30,
	2019	2018
Investment purchases, at cost (including PIK interest and dividends)	$61,668,823	$50,711,735
Investment sales, proceeds (including principal payments/paydown proceeds)	78,817,817	83,839,981

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

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

During each of the nine months ended September 30, 2019 and September 30, 2018, the Company did not issue any Alcentra Capital InterNotes®. For the three and nine months ended September 30, 2019, the Company had average Notes outstanding of $55.0 million and $55.0 million (principal amount), respectively, with a weighted average interest rate of 6.33% and 6.40%, respectively. For the three and nine months ended September 30, 2018, the Company borrowed an average of $55.0 million and $55.0 million, respectively, with a weighted average interest rate of 6.33% and 6.40%, respectively.

The following table summarizes the Alcentra Capital InterNotes® issued and outstanding as of September 30, 2019.

Tenor at	Principal	Interest	Weighted
Origination	Amount	Rate	Average
(in years)	(000’s omitted)	Range	Interest Rate	Maturity Date Range
5	$53,582	6.25% - 6.50%	6.38%	February 15, 2020 - June 15, 2021
7	1,418	6.50% - 6.75%	6.63%	January 15, 2022 - April 15, 2022
	$55,000

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(Unaudited)

In connection with the issuance of the Alcentra Capital InterNotes®, the Company incurred $1.196 million of fees which are being amortized over the term of the notes and are included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2019. During the nine months ended September 30, 2019 and September 30, 2018, the Company recorded $0.348 million and $0.343 million of amortization of deferred note offering costs on the Alcentra Capital InterNotes®.

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

The Credit Facility agreement also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum liquidity test, and maintenance of RIC and BDC status. The Credit Facility agreement also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, and certain change in control events. As of September 30, 2019, the Company was in compliance in all material respects with the terms of the Credit Facility.

As of September 30, 2019 and December 31, 2018, the Company had United States dollar borrowings of $28.7 million and $28.5 million outstanding under the Credit Facility, respectively. For the three and nine months ended September 30, 2019, the Company had average borrowings under the Credit Facility of $29.7 million and $26.3 million, respectively, with a weighted average interest rate of 4.81% and 4.67%, respectively. For the three and nine months ended September 30, 2018, the Company had average borrowings under the Credit Facility of $53.0 million and $55.9 million, respectively, with a weighted average interest rate of 5.44% and 5.21%, respectively.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(Unaudited)

In accordance with the 1940 Act, during the nine months ended September 30, 2018 and the three months ended March 31, 2019, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. On May 4, 2018, the Board, including a "required majority" (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on May 4, 2019, the Company's asset coverage requirement applicable to senior securities, under the 1940 Act, was reduced to 150%; however, the Company remains subject to a 200% minimum asset coverage ratio covenant under the Credit Facility and thus will not be able to take advantage of the reduced asset coverage requirement under the 1940 Act unless and until it negotiates revised terms and conditions with the lenders under the Credit Facility. As of September 30, 2019, the aggregate amount outstanding of the senior securities issued by the Company was $28 7 million under the Credit Facility (also outstanding are the Alcentra Capital InterNotes® of $55.0 million) and the Company's asset coverage was 269%.

11.	Market and Other Risk Factors

At September 30, 2019, a significant portion of the Company’s portfolio investments are comprised of non-publicly-traded securities. The non-publicly-traded securities trade in an illiquid marketplace. The portfolio is comprised of investments in the 17 industries listed in Note 13. Risks affecting these industries include, but are not limited to, increasing competition, rapid changes in technology, government actions and changes in economic conditions. These risk factors could have a material effect on the ultimate realizable value of the Company’s investments.

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

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2019 and December 31, 2018, the Company had $14.2 million and $15.0 million in unfunded commitments under loan and financing agreements, respectively. The Company’s unfunded commitment under loan and financing agreements as of September 30, 2019 and December 31, 2018 are presented below.

	As of
	September 30, 2019	December 31, 2018
BayMark Health Services, Inc.	$4,000,000	$-
Clanwilliam Group Ltd.	3,355,635	3,753,476
Epic Healthcare Staffing Intermediate Holdco, LLC	2,836,363	363,637
Manna Pro Products, LLC	2,589,092	92,764
Healthcare Associates of Texas, LLC	1,454,003	1,572,225
Pharmalogic Holdings Corp.	-	4,760,000
Superior Controls, Inc.	-	2,500,000
CGGR Operations Holding Corporation	-	2,000,000
Total	$14,235,093	$15,042,102

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(Unaudited)

13.	Classification of Portfolio Investments

As of September 30, 2019, the Company’s portfolio investments were categorized as follows:

Investment Type	Cost	Fair Value	% of Net Assets*
Senior Secured - First Lien	$136,343,403	$133,928,774	94.73%
Senior Secured - Second Lien	64,891,728	65,417,290	46.27%
Equity/Other	30,985,137	15,996,004	11.32%
CLO/Structured Credit	1,950,823	1,793,140	1.27%
Senior Subordinated	4,760,279	1,231,292	0.87%
Total	$238,931,370	$218,366,500	154.46%

Geographic Region
South	$46,977,048	$45,417,951	32.13%
West	33,206,217	33,144,481	23.44%
Midwest	33,974,781	32,333,295	22.87%
Southeast	42,414,453	32,135,709	22.73%
Northeast	30,739,009	26,455,395	18.71%
Mid-Atlantic	28,674,416	26,003,000	18.39%
Canada	14,418,207	14,627,366	10.35%
Ireland	6,576,416	6,456,163	4.57%
US (CLO)	1,950,823	1,793,140	1.27%
Total	$238,931,370	$218,366,500	154.46%

Industry
Business Services	$46,716,596	$46,961,012	33.22%
Healthcare Services	44,255,350	43,897,088	31.05%
Consumer Services	33,360,408	32,788,543	23.19%
High Tech Industries	18,545,833	18,676,395	13.21%
Industrial Services	20,301,438	16,373,000	11.58%
Technology & Telecom	13,183,874	13,135,163	9.29%
Oil & Gas Services	10,670,863	10,670,863	7.55%
Media: Advertising, Printing & Publishing	12,677,834	9,119,001	6.45%
Financial Services	8,082,826	8,470,000	5.99%
Environmental/Recycling Services	7,055,976	5,298,295	3.75%
Telecommunications	4,416,909	4,420,000	3.13%
Retail	4,777,251	4,306,000	3.05%
USD CLO	1,950,823	1,793,140	1.27%
Security	5,485,401	1,024,000	0.72%
Transportation Logistics	1,254,000	832,000	0.59%
Industrial Manufacturing	500,000	602,000	0.42%
Education	5,695,988	—	0.00%
Total	$238,931,370	$218,366,500	154.46%

*Fair value as a percentage of Net Assets

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

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

September 30, 2019

(Unaudited)

14.	Financial Highlights

The following per share data and financial ratios have been derived from information provided in the consolidated financial statements of the Company. The following is a schedule of financial highlights for one share of common stock for the nine months ended September 30, 2019 and September 30, 2018.

	For the nine months ended	For the nine months ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Per share data(1)
Net asset value, beginning of period	$11.13	$11.09

Net investment income (loss)	0.55	0.74
Net realized and unrealized gains (losses)(2)	0.08	(0.24)
Benefit (Provision) for income taxes on unrealized gain (loss) on investments	(0.09)	0.03
Net increase (decrease) in net assets resulting from operations	0.54	0.53

Distributions to shareholders:(3)
From net investment income	(0.69)	(0.54)
Total dividend distributions declared(4)	(0.69)	(0.54)

Net asset value, end of period	$10.98	$11.08
Market value per share, end of period	$8.89	$5.98

Total return based on net asset value(5)(6)	4.9%	4.8%
Total return based on market value(5)(6)	48.1%	(22.3)%

Shares outstanding at end of period	12,875,566	13,517,234

Ratio/Supplemental Data:
Net assets, at end of period	$141,374,588	$149,813,813
Ratio of total expenses before waiver to average net assets(7)	11.35%	10.36%
Ratio of interest expenses to average net assets(7)	4.45%	4.76%
Ratio of incentive fees to average net assets(7)	(0.65)%	(0.04)%
Ratio of waiver of management and incentive fees to average net assets(7)	1.05%	0.23%
Ratio of net expenses to average net assets(7)	10.30%	10.12%
Ratio of net investment income (loss) before waiver to average net assets(7)	5.61%	8.79%
Ratio of net investment income (loss) after waiver to average net assets(7)	4.56%	8.56%

Total Credit Facility payable outstanding	$28,658,350	$54,457,145
Total Notes payable outstanding	$55,000,000	$55,000,000

Asset coverage ratio(8)	2.7	2.4
Portfolio turnover rate(6)	28%	19%

(1)	The per share data was derived by using the average shares outstanding during the period.
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

(3)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period.
(4)	Includes a special dividend of $0.15 per share paid to stockholders of record as of June 28, 2019.
(5)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(6)	Not annualized.
(7)	Annualized, except for non-recurring expenses.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

ALCENTRA CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)

September 30, 2019

(Unaudited)

15.	Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company has one subsidiary, Southern Technical College (“STI”), that is deemed to be a “significant subsidiary” as of and for the nine months ended September 30, 2019 and two subsidiaries, FST Technical Services, LLC ("FST") and STI, that are deemed to be "significant subsidiaries" as of and for the year ended December 31, 2018 for which summarized financial information is presented below as of and for the nine months ended September 30, 2019 and as of and for the year ended December 31, 2018 in aggregate.

Southern Technical College

	As of		For the nine months ended
Balance Sheet	September 30, 2019	Income Statement	September 30, 2019
Current Assets	$5,837,646	Net Sales	$22,389,888
Noncurrent Assets	43,666,556	Gross Profit	3,952,278
Current Liabilities	7,327,307	Net Income/EBITDA	1,798,415
Noncurrent Liabilities	18,781,482

Southern Technical College and FST Technical Services, LLC

	As of		For the year ended
Balance Sheet	December 31, 2018	Income Statement	December 31, 2018
Current Assets	$15,536,556	Net Sales	$50,355,783
Noncurrent Assets	64,090,276	Gross Profit	12,732,260
Current Liabilities	10,838,139	Net Income/EBITDA	7,318,579
Noncurrent Liabilities	32,322,997

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

Subsequent to September 30, 2019, the following activity occurred:

On October 3, 2019, the Company paid a quarterly dividend of $0.18 per share to stockholders of record as of September 26, 2019.

On October 11, 2019, the Board approved a 2019 fourth quarter dividend of $0.18 per share payable on December 15, 2019 to stockholders of record as of November 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements relating to:

•	our future operating results, including the performance of our existing investments;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our investment adviser;

•	the impact of increased competition;

•	the impact of investments we intend to make and future acquisitions and divestitures;

•	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

•	the resolution and impact of any legal proceedings, including any proceedings relating to the Mergers (as defined below);

•	our business prospects and the prospects of our portfolio companies;

•	our regulatory structure and tax status;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;

•	the ability of our portfolio companies to achieve their objective;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our investment adviser;

•	the impact of any activist stockholder activities;

•	our contractual arrangements and relationships with third parties;

•	our ability to access capital and any future financings by us;

•	the ability of our investment adviser to attract and retain highly talented professionals;

•	the impact of changes to tax legislation and, generally, our tax position;

•	the Mergers, the likelihood the Mergers are completed and the anticipated timing of their completion;

•

our expectations regarding the timetable for completing the transactions with Crescent Capital BDC, Inc. (“Crescent Capital BDC”), future financial and operating results, benefits of the transactions and future opportunities for the combined company; and

•	the ability of our business and Crescent Capital BDC’s business to successfully integrate if the Mergers are completed.

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

Our investment objective is to generate both current income and, to a lesser extent, capital appreciation primarily by making direct investments in middle-market companies, which we define as companies having annual earnings, before interest, taxes, depreciation and amortization, or EBITDA of between $15 million and $75 million, although we may make investments in larger or smaller companies and other types of investments. These investments are in the form of first lien, second lien, unitranche debt and, to a lesser extent given the current credit environment, mezzanine debt. We expect to source investments primarily through the network of relationships that the principals of our investment adviser have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

We are required to comply with certain regulatory requirements such as not acquiring any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” generally includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal place of business in the United States.

Pending Transactions with Crescent Capital BDC, Inc.

On August 12, 2019, we entered into the Agreement and Plan of Merger, dated as of August 12, 2019 (as amended on September 27, 2019, the “Merger Agreement”), with Crescent Capital BDC, one of its wholly owned subsidiaries (“Acquisition Sub”) and, solely for limited purposes, Crescent Capital BDC’s external investment adviser, Crescent Cap Advisors, LLC (“Crescent Cap Advisors”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Crescent Capital BDC (following its reincorporation by merger into the State of Maryland, as discussed below) will acquire all of the outstanding shares of our common stock in a stock and cash transaction. Prior to the closing of the transactions contemplated by the Merger Agreement, Crescent Capital BDC will merge with and into a newly formed wholly owned subsidiary, Crescent Reincorporation Sub, Inc., a Maryland corporation, with Crescent Reincorporation Sub, Inc. surviving the merger as “Crescent Capital BDC, Inc.” (“Crescent Capital Maryland BDC”). Pursuant to the Merger Agreement, Acquisition Sub will merge with and into the Company with the Company surviving as a wholly owned subsidiary of Crescent Capital Maryland BDC (the “First Merger”). Immediately thereafter and as a single integrated transaction, we will merge with and into Crescent Capital Maryland BDC with Crescent Capital Maryland BDC continuing as the surviving company (the “Second Merger,” and together with the First Merger, the “Mergers”). See “Note 1 – Organization and Purpose” in the notes to our financial statements for more information.

Portfolio Composition, Investment Activity and Yield

For the three months ended September 30, 2019, we had no new debt investments or add-on fundings due to the operation of interim operating covenants under the Merger Agreement effective during the pendency of the Mergers.

During the three months ended September 30, 2019 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of approximately $2.8 million. During the three months ended September 30, 2018, we invested $6.1 million in debt and equity investments, including one new portfolio company and one add on investment. These investments consisted of senior secured debt ($6.0 million or 99% of the total amount invested) and preferred equity ($0.06 million or 1% of the total amount invested). During the three months ended September 30, 2018 we received proceeds from repayments and amortizations on investments of $4.6 million.

As of September 30, 2019, we had $218.4 million (at fair value) invested in 28 companies and 1 CLO. Our portfolio included approximately 61.3% of first lien debt, 30.0% of second lien debt, 0.6% of subordinated debt, 0.8% in CLO debt and 7.3% of equity investments. At September 30, 2019, our average portfolio company investment at amortized cost and fair value was approximately $7.4 million and $7.2 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $20.3 million and $19.8 million, respectively.

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

At September 30, 2019, 93.0% of our debt investments bore interest based on floating rates (with a majority subject to interest rate floors), such as LIBOR, and 7.0% bore interest at fixed rates. At December 31, 2018, 86.9% of our debt investments bore interest based on floating rates (with a majority subject to interest rate floors), such as LIBOR, and 13.1% bore interest at fixed rates. The weighted average coupon on all of our debt investments as of September 30, 2019 and December 31, 2018 was approximately 9.8% and 11.0%, respectively. The weighted average yield on our debt investments as of September 30, 2019 and December 31, 2018 was approximately 10.6% and 11.0%, respectively.

The following table shows the portfolio composition by investment type at fair value and cost with the corresponding percentage of total investments.

	Cost				Fair Value
	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
	(dollars in thousands)
Senior Secured - First Lien	$136,343	57.1%	$167,745	66.1%	$133,929	61.3%	$168,155	71.6%
Senior Secured - Second Lien	64,892	27.1%	42,210	16.5%	65,417	30.0%	42,549	18.1%
Senior Subordinated	4,760	2.0%	4,742	1.9%	1,231	0.6%	1,213	0.6%
CLO/Structured Credit	1,951	0.8%	1,948	0.8%	1,793	0.8%	1,740	0.7%
Equity/Other	30,985	13.0%	37,233	14.7%	15,996	7.3%	21,141	9.0%
Total	$238,931	100.0%	$253,878	100.0%	$218,366	100.0%	$234,798	100%

The following table shows portfolio composition by geographic region at fair value and cost with the corresponding percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Cost				Fair Value
	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
	(dollars in thousands)
South	$46,977	19.7%	$45,438	17.9%	$45,418	20.8%	$43,759	18.6%
West	33,206	13.9%	52,427	20.6%	33,145	15.2%	54,266	23.1%
Midwest	33,975	14.2%	24,842	9.8%	32,333	14.8%	23,615	10.1%
Southeast	42,414	17.8%	56,535	22.3%	32,136	14.7%	44,027	18.8%
Northeast	30,739	12.9%	43,623	17.2%	26,455	12.1%	38,144	16.2%
Mid-Atlantic	28,674	12.0%	-	-	26,003	11.9%	-	-
Canada	14,418	6.0%	22,721	8.9%	14,627	6.7%	22,900	9.8%
Ireland	6,576	2.7%	6,344	2.5%	6,456	3.0%	6,347	2.7%
US (CLO)	1,951	0.8%	1,948	0.8%	1,793	0.8%	1,740	0.7%
Total	$238,931	100.0%	$253,878	100.0%	$218,366	100.0%	$234,798	100.0%

The following table shows the detailed industry composition of our portfolio at cost and fair value as a percentage of total investments.

	Cost		Fair Value
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Business Services	19.5%	18.1%	21.5%	19.7%
Healthcare Services	18.5%	17.6%	20.1%	19.2%
Consumer Services	14.0%	10.3%	15.0%	11.2%
High Tech Industries	7.8%	3.4%	8.5%	3.7%
Industrial Services	8.5%	8.3%	7.5%	8.3%
Technology & Telecom	5.5%	12.7%	6.0%	14.2%
Oil & Gas Services	4.5%	4.5%	4.9%	4.9%
Media: Advertising, Printing & Publishing	5.3%	5.0%	4.2%	2.8%
Financial Services	3.4%	0.0%	3.9%	0.0%
Environmental/Recycling Services	3.0%	2.7%	2.4%	2.4%
Telecommunications	1.8%	1.7%	2.0%	1.9%
Retail	2.0%	4.8%	2.0%	5.2%
USD CLO	0.8%	0.8%	0.8%	0.7%
Security	2.3%	2.2%	0.5%	0.4%
Transportation Logistics	0.5%	0.5%	0.4%	0.3%
Industrial Manufacturing	0.2%	0.2%	0.3%	0.3%
Education	2.4%	2.2%	0.0%	0.0%
Wholesale/Distribution	0.0%	4.0%	0.0%	4.5%
Waste Services	0.0%	1.0%	0.0%	0.3%
Grand Total	100.0%	100.0%	100.0%	100.0%

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

Comparison of the three months ended September 30, 2019 and 2018

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

For the three months ended September 30, 2019, total investment income was $5.6 million, a decrease of approximately $0.9 million, or 14.5%, from the $6.6 million of total investment income for the three months ended September 30, 2018. This decrease was due to the portfolio rotation of legacy investments to investments more senior in the capital structure of our portfolio companies, and the associated decrease in weighted-average yields.

Expenses

For the three months ended September 30, 2019, total net expenses (after the waiver of management fees) were $3.9 million, an increase of $0.4 million, or 9.9%, from the $3.6 million for the three months ended September 30, 2018. The increase in total net expenses between periods was due primarily to an increase in general and administrative expenses, which were $2.2 million for the three months ended September 30, 2019, compared to $0.9 million for the three months ended September 30, 2018. The increase in general and administrative expenses was largely due to an increase in professional fees and directors fees, both primarily relating to the Board's formal review process to evaluate strategic alternatives for the Company and items relating to the Mergers.

The increase in general and administrative expenses was partially offset by a decrease in base management fees and interest and financing expenses between comparable periods. Base management fees were $0.8 million, a decrease of $0.1 million, or 11.4%, from the $0.9 million for the three months ended September 30, 2018. This decrease was due to the lower amount of gross assets outstanding between comparable periods. In addition, during the three months ended September 30, 2019, the Adviser waived the full $0.8 million of management fees, of which $0.1 million was waived pursuant to the temporary 25 basis point reduction in the base management fee agreed to by the Adviser until April 30, 2020, and $0.7 million was voluntarily waived by the Adviser in its sole discretion.

For the three months ended September 30, 2019, interest and financing expense was $1.7 million, a decrease from $1.9 million for the comparable period due primarily to lower borrowings under our senior secured revolving credit agreement (as amended and restated from time to time, the “Credit Facility”) with ING Capital, LLC. For the three months ended September 30, 2019, we had average borrowings of $29.7 million under the Credit Facility while for the three months ended September 30, 2018, we had average borrowings of $53.0 million under the Credit Facility. In addition, the Credit Facility was amended on September 21, 2018 whereby our interest rate was lowered from 3.25% to 2.50% - 2.75% subject to portfolio company leverage if the contribution to the borrowing base of eligible portfolio investments that are first lien bank loans is greater than or equal to 70%.

Net Investment Income

Net investment income was $1.7 million, or $0.13 per common share based on the weighted average of 12,875,566 common shares outstanding for the three months ended September 30, 2019, as compared to $3.0 million, or $0.22 per common share based on the weighted average of 13,530,129 common shares outstanding for the three months ended September 30, 2018.

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

For the three months ended September 30, 2019, the net realized gain from portfolio investments was $0.1 million and the net unrealized depreciation was $(.02) million. The net realized gain was due to a foreign currency translation. The net unrealized depreciation was due to foreign currency translation loss, and the write down on Healthcare Associates of Texas, LLC and Impact Group, LLC, offset mainly by the write up in Conisus, LLC.

For the three months ended September 30, 2018, the net realized loss from portfolio investments was $0.04 million. During the three months ended September 30, 2018, we recorded a net change in unrealized appreciation from portfolio investments of $0.7 million. This was the net result of a write up on NTI Holdings, LLC and a write down on Xpress Global Systems, LLC as both companies pursued sales options.

Benefit/(Provision) for Taxes on Unrealized Gain/Loss on Investments

We have a direct wholly owned subsidiary that has elected to be a taxable entity (the "Taxable Subsidiary"). The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are "pass through" entities for tax purposes and continue to comply with the "source income" requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended September 30, 2019, we recognized a benefit of $3,253 for taxes on net unrealized loss on investments. For the three months ended September 30, 2018, we recognized a provision of $0.6 million for income taxes on net unrealized gain on investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $1.8 million, or $0.14 per common share, for the three months ended September 30, 2019, as compared to a net increase in net assets resulting from operations totaling $3.1 million, or $0.23 per common share, for the three months ended September 30, 2018. These are based on weighted average shares outstanding of 12,875,566 and 13,530,129 for the three months ended September 30, 2019 and 2018, respectively.

Comparison of the nine months ended September 30, 2019 and 2018

Investment Income

For the nine months ended September 30, 2019, total investment income was $18.2 million, a decrease of $3.8 million, or 17.4%, from the $22.0 million of total investment income for the nine months ended September 30, 2018. The decrease was primarily attributable to the rotation of legacy assets into lower yielding assets.

Expenses

For the nine months ended September 30, 2019, net expenses, after the waiver of management fees, were $11.1 million, a decrease of $0.7 million, or 5.7%, from the $11.8 million of net expenses, after the waiver of management fees, for the nine months ended September 30, 2018. Interest and financing expenses for the nine months ended September 30, 2019 were $5.1 million, a decrease of $0.7 million, or 12.1%, compared to $5.8 million for the nine months ended September 30, 2018, primarily due to lower average borrowings under the Credit Facility during the nine months ended September 30, 2019. For the nine months ended September 30, 2019, the base management fee was $2.5 million, a decrease of $0.7 million, or 20.9%, from the $3.2 million for the nine months ended September 30, 2018. In addition, during the nine months ended September 30, 2019, the Adviser waived $1.1 million of management fees, of which $0.4 million was waived pursuant to the temporary 25 basis point reduction in the base management fee agreed to by the Adviser until April 30, 2020, and $0.7 million was voluntarily waived by the Adviser in its sole discretion. There was also a reversal of accrued but unearned incentive fees of $0.7 million for the nine months ended September 30, 2019, as compared to $0.04 million in the comparable period. The incentive fee was reversed as a result of not being distributed.  These decreases were partially offset by increases in general and administrative expenses for the nine months ended September 30, 2019, which totaled $5.3 million, an increase of $2.2 million, or 72.5% from the comparable period. This increase was largely due to an increase in professional fees and directors fees, both primarily relating to stockholder activist activities, the Board's formal review process to evaluate strategic alternatives for the Company and items relating to the Mergers.

Net Investment Income

Net investment income for the nine months ended September 30, 2019 was $7.1 million, which was a decrease of $3.2 million, or 30.8%, compared to net investment income of $10.2 million during the nine months ended September 30, 2018, primarily as a result of the $3.8 million decrease in total investment income, as partially offset by the changes in net operating expenses discussed above.

Net Realized Gains and Losses and Net Change in Unrealized Appreciation (Depreciation) of Investments

For the nine months ended September 30, 2019, the net realized gain from portfolio investments was $1.3 million and the net unrealized depreciation was $1.3 million. The realized gain was primarily due to the gain from the sale of FST Technical Services, LLC common equity and the gain from the sale of Lugano Diamonds and Superior Controls netted against the loss from the sale of Tunnel Hill. The net unrealized depreciation was due to (i) the reclassification of the FST Technical Services, LLC sale of equity, and the realization of losses on our Tunnel Hill investment, (ii) the write down of Envocore Holding, LLC and Impact Group, LLC, (iii) the write up of Conisus, LLC, and (iv) foreign currency translation unrealized appreciation.

For the nine months ended September 30, 2018, the net realized loss from portfolio investments was $20.3 million due to the realized loss on GST Autoleather, Media Storm and the restructuring of Southern Technical Institute, Inc. During the nine months ended September 30, 2018, we recorded a net change in unrealized appreciation from portfolio investments of $14.1 million which was attributable to the realization of unrealized losses for GST Autoleather, Media Storm, LLC, and Southern Technical Institute, Inc. as well as a net increase in unrealized appreciation on our other portfolio investments during the period.

Benefit/(Provision) for Taxes on Unrealized Gain/Loss on Investments

For the nine months ended September 30, 2019, we recognized a provision of $1.1 million for taxes on net unrealized gain on investments. For the nine months ended September 30, 2018, we recognized a benefit of $0.4 million for taxes on net unrealized losses on investments.

Net Increase (Decrease) in Net Assets Resulting From Operations

Our net increase in net assets resulting from operations during the nine months ended September 30, 2019 was $5.9 million, an increase of $1.5 million, or 33.8%, compared to a net increase in net assets resulting from operations of $4.4 million during the nine months ended September 30, 2018.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $4.2 million for the nine months ended September 30, 2019, primarily from net proceeds from sales/return of capital of portfolio investments, the net change in unrealized depreciation of portfolio investments, amortization of deferred financing costs and deferred note offering costs, and changes in deferred tax asset, professional fees payable, and interest and credit facility expense payable, partially offset by the payable for investments purchased and actual purchases of portfolio investments. Our financing activities for the nine months ended September 30, 2019 used cash of $10.6 million primarily for distributions and repurchases of our common stock. As of September 30, 2019, we had a cash balance of $4.8 million, a decrease of $3.0 million from September 30, 2018.

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

Borrowings

As a business development company (“BDC”), we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. The Small Business Credit Availability Act (the “SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. On May 4, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the applicability of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, effective on May 4, 2019, our asset coverage requirement applicable to senior securities, under the 1940 Act, was reduced from 200% to 150%, and the risks associated with an investment in us may increase. Thus, effective as of May 4, 2019, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. However, we remain subject to a 200% minimum asset coverage ratio covenant under the Credit Facility and thus will not be able to take advantage of the reduced asset coverage requirement under the 1940 Act unless and until we negotiate revised terms and conditions with the lenders under the Credit Facility. As of September 30, 2019 our asset coverage ratio was 269%. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook.

On May 8, 2014, we entered into the Credit Facility with ING Capital LLC, as administrative agent, collateral agent and a lender, and the lenders from time to time party thereto.

On September 21, 2018, we amended and restated the credit agreement governing the Credit Facility. Under the Credit Facility, as amended, (i) revolving commitments by lenders were reduced from $135 million to $115 million, with an accordion feature that allows for an increase in total commitments up to $180 million, subject to satisfaction of certain conditions at the time of any such future increase, (ii) the maturity date of the Credit Facility was extended to September 21, 2022 and the revolving period was extended to September 21, 2021, and (iii) borrowings under the Credit Facility bear interest, at our election, at a rate per annum equal to (a) 2.50% if the contribution to the borrowing base of eligible portfolio investments that are long-term U.S. government securities and first lien bank loans is greater than or equal to 70% (or 2.75% if such contribution is less than 70%) plus the one, three or six month LIBOR rate, as applicable, or (b) 1.50% if the contribution to the borrowing base of eligible portfolio investments that are long-term U.S. government securities and first lien bank loans is greater than or equal to 70% (or 1.75% if such contribution is less than 70%) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero.

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

As of September 30, 2019, we had U.S. dollar borrowings of $28.7 million outstanding under the Credit Facility. Subject to the occurrence of the closing of the First Merger, we intend to repay all amounts outstanding under the Credit Facility and terminate commitments under the Credit Facility.

As of September 30, 2019, we had $55.0 million in principal amount of Alcentra Capital InterNotes outstanding. In connection with the Mergers, Crescent Capital BDC has notified us that it intends to take all such steps as may be necessary to cause Crescent Capital Maryland BDC, effective as of and contingent upon the closing of the First Merger (which is expected to occur in the first quarter of 2020), to expressly assume the due and punctual payment of the principal of (and premium, if any) and interest, if any, on all outstanding Alcentra Capital InterNotes and the performance of our covenants under the existing indenture (as may be amended or supplemented from time to time).

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

Commitments and Contingencies

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2019, we had 5 such investments with an aggregate unfunded commitment of $14.2 million and at December 31, 2018 we had 7 such investments with an aggregate unfunded commitment of $15.0 million. See “Note 12 - Commitments and Contingencies” in the notes to our financial statements for more information.

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

Rating Summary - September 30, 2019

(dollars in thousands)

Risk Rating	Cost	% of Cost	FMV	% of FMV
1	$120,815	50.6%	$121,638	55.7%
2	19,457	8.1%	19,501	8.9%
3	48,575	20.3%	42,153	19.3%
4	44,388	18.6%	35,074	16.1%
5	5,696	2.4%	-	0.0%
	$238,931	100.0%	$218,366	100.0%

Recent Developments

Subsequent to September 30, 2019, the following activity occurred:

On October 3, 2019, we paid a quarterly dividend of $0.18 per share to stockholders of record as of September 26, 2019.

On October 11, 2019, the Board of Directors declared a fourth quarter dividend of $0.18 per share payable on December 15, 2019 to stockholders of record as of November 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the nine months ended September 30, 2019, 24 of our loans, or 93.0% of the fair value of our debt portfolio bore interest at floating rates. A majority of these floating rate loans have interest rate floors, which have all been exceeded in the current interest rate environment. Assuming that the Statement of Assets and Liabilities as of September 30, 2019 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one or two percent decrease in LIBOR would have less than a 2% effect on our portfolio. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

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

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company, its subsidiaries, nor the Adviser is currently subject to any material legal proceedings. From time to time, the Company, its subsidiaries and/or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of their rights under contracts with portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and the risk factors described in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, which could materially affect our business, financial condition and/or operating results. The risks described in our filings with the SEC are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. For additional risks relating to the Mergers and related transactions that could materially affect our business, financial condition and/or operating results, please refer to our and Crescent Capital BDC’s joint proxy statement/prospectus relating to the Mergers (as amended from time to time, the “Joint Proxy Statement/Prospectus”).

Risks Relating to the Mergers

There is currently no market for Crescent Capital BDC’s common stock or Crescent Capital Maryland BDC’s common stock, and there can be no certainty as to trading prices of the Crescent Capital Maryland BDC’s common stock following consummation of the Mergers.

There is currently no market for Crescent Capital BDC’s common stock or Crescent Capital Maryland BDC’s common stock, and there can be no assurance that an active trading market for Crescent Capital Maryland BDC’s common stock will develop or be sustained following the Mergers. Factors such as government regulatory action, tax laws, interest rates and market conditions in general could have significant impact on the future market price of Crescent Capital Maryland BDC’s common stock and there can be no assurance as to whether the market value of the shares of Crescent Capital Maryland BDC’s common stock received by the Company’s stockholders in the Mergers will be less than, equal to or greater than the market value of shares of the Company’s common stock held by such stockholders prior to the consummation of the Mergers. In addition, the trading volume of Crescent Capital Maryland BDC’s common stock may be limited, which could also have a significant effect on its future market price.

If a market for Crescent Capital Maryland BDC’s common stock does not develop or is not sustained, it may be difficult for you to sell your shares of Crescent Capital Maryland BDC’s common stock at an attractive price or at all. The aggregate consideration received by any Company stockholder in the Mergers relative to the market price of the Company’s common stock may not be indicative of the market price Crescent Capital Maryland BDC’s common stock following consummation of the Mergers. In the absence of an active trading market for Crescent Capital Maryland BDC’s common stock, investors may not be able to sell their shares at the price or time that they would like to sell. It is impossible to predict with certainty the price at which Crescent Capital Maryland BDC’s common stock will trade following consummation of the Mergers. It is possible that in one or more future periods the combined company’s results of operations may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of Crescent Capital Maryland BDC’s common stock may fall.

The market price of Crescent Capital Maryland BDC Capital’s common stock may fluctuate significantly following the Listing.

The market price and liquidity of the market for shares of Crescent Capital Maryland BDC’s common stock following its listing on a national securities exchange in connection with the Mergers (the “Listing”) may be significantly affected by numerous factors, some of which will beyond the control of the combined company and may not be directly related to the combined company’s operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of publicly traded RICs, BDCs or other companies in the combined company’s sector, which are not necessarily related to the operating performance of these companies;

•	price and volume fluctuations in the overall stock market from time to time;

•	the inclusion or exclusion of Crescent Capital Maryland BDC’s common stock from certain indices;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;

•	loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of the combined company’s portfolio of investments;

•	announcements with respect to significant transactions;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of key personnel of the combined company or Crescent Cap Advisors;

•	operating performance of companies comparable to the combined company;

•	short-selling pressure with respect to shares of Crescent Capital Maryland BDC’s common stock or BDCs generally;

•	general economic trends and other external factors; and

•	loss of a major funding source.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility in the price of the Crescent Capital Maryland BDC’s common stock, the combined company may become the target of securities litigation in the future. If the combined company were to become involved in securities litigation, it could result in substantial costs, divert management’s attention and resources from the business and adversely affect the business.

Sales of shares of Crescent Capital Maryland BDC’s common stock after the completion of the Mergers may cause the market price of Crescent Capital Maryland BDC’s common stock to fall.

Many of the Company’s stockholders may decide not to hold the shares of Crescent Capital Maryland BDC’s common stock they will receive pursuant to the Merger Agreement. Such sales of Crescent Capital Maryland BDC’s common stock could have the effect of depressing the market price for Crescent Capital Maryland BDC’s common stock and may take place promptly following the completion of the Mergers.

In connection with the reincorporation of Crescent Capital BDC from the State of Delaware to the State of Maryland (the “Reincorporation”), Crescent Capital Maryland BDC will adopt a charter that provides that the shares of Crescent Capital Maryland BDC’s common stock issued to holders of such shares in the Reincorporation will be subject to transfer restrictions set forth in the Crescent Capital Maryland BDC charter for a period ending 365 days following the Listing, the effect of which will be that 1/3 of such shares will not be transferable until 180 days following the Listing, another 1/3 will not be transferable until 270 days following the Listing, and the remaining 1/3 will not be transferable until 365 days following the Listing, without prior written consent of the board of directors of Crescent Capital Maryland BDC, with all such transfers remaining subject to applicable securities laws (including applicable volume restrictions with respect to affiliate sales).

Sales of a substantial number of shares of Crescent Capital Maryland BDC’s common stock held by current Crescent Capital BDC stockholders in the public market could occur at any time after the expiration of such periods of transfer restrictions under the Crescent Capital Maryland BDC charter. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of Crescent Capital Maryland BDC’s common stock.

Crescent Capital BDC and the Company may fail to consummate the Mergers. If the Mergers do not close, Crescent Capital BDC and the Company will not benefit from the expenses incurred in their pursuit.

While there can be no assurances as to the exact timing, or that the Mergers will be completed at all, Crescent Capital BDC and Alcentra Capital are working to complete the Mergers in the first quarter of 2020. The consummation of the Mergers is subject to certain conditions, including, among others, the Company’s stockholder approval, Crescent Capital BDC’s stockholder approval, required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (as to which early termination was granted on September 10, 2019)), and other customary closing conditions. Crescent Capital BDC and the Company intend to consummate the Mergers as soon as possible; however, there can be no assurance that the conditions required to consummate the Mergers will be satisfied or waived on the anticipated schedule, or at all. If the Mergers are not completed, Crescent Capital BDC and the Company will have incurred substantial expenses for which no ultimate benefit will have been received.

Consummation of the Mergers will cause immediate dilution to the voting interests of the Company’s stockholders in the combined company.

Upon consummation of the Mergers, each share of our common stock issued and outstanding immediately prior to the effective time of the Mergers will be converted into and become exchangeable for 0.4041 shares of Crescent Capital Maryland BDC’s common stock (in addition to the approximately $3.1784 per share that our stockholders will receive in cash), subject to the payment of cash instead of fractional shares. If the Mergers are consummated, our stockholders should expect to exercise less influence over the management and policies of the combined company following the completion of the Mergers than they currently exercise over the management and policies of the Company.

We cannot assure you that the Mergers will be consummated as scheduled, or at all.

The combined company may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings and synergies, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of our investment portfolio with Crescent Capital BDC’s investment portfolio and the integration of our business with Crescent Capital BDC’s business. There can be no assurance that our and Crescent Capital BDC’s businesses can be operated profitably or integrated successfully into Crescent Capital BDC’s operations in a timely fashion, or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of Crescent Capital BDC and the Company, and following the Mergers, of Crescent Capital Maryland BDC, and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including, but not limited to, incurring unexpected costs or delays in connection with such integration and failure of our investment portfolio to perform as expected, could have a material adverse effect on financial results of the combined company.

Crescent Capital BDC also expects to achieve certain cost savings and synergies from the Mergers when the two companies have fully integrated their portfolios. It is possible that Crescent Capital BDC’s estimates of the potential cost savings and synergies could turn out to be incorrect. If the estimates turn out to be incorrect or the combined company cannot integrate their investment portfolios and businesses, the anticipated cost savings and synergies may not be fully realized, or realized at all, or may take longer to realize than expected.

The Mergers may trigger certain “change of control” provisions and other restrictions in certain of Crescent Capital BDC’s and our contracts and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain of our agreements and Crescent Capital BDC’s agreements or those of our respective controlled affiliates will or may require the consent of one or more counterparties in connection with the Mergers. The failure to obtain any such consent may permit such counter-parties to terminate, or otherwise increase their rights or Crescent Capital BDC’s or our obligations under, any such agreement because the Mergers may violate an anti-assignment, change of control or similar provision. If this happens, we or Crescent Capital BDC may have to seek to replace that agreement with a new agreement or seek a waiver or amendment to such agreement. Neither we nor Crescent Capital BDC can assure you that we or Crescent Capital BDC will be able to replace, amend or obtain a waiver under any such agreement on comparable terms or at all.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Mergers, including preventing Crescent Capital Maryland BDC from operating a material part of our business.

In addition, the consummation of the Mergers may violate, conflict with, result in a breach of any provision of or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under our or Crescent Capital BDC’s agreements. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Mergers.

Termination of the Merger Agreement could negatively impact us.

If the Merger Agreement is terminated, there may be various consequences, including:

•	our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;

•	the market price of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Mergers will be completed;

•	we may not be able to find a party willing to pay an equivalent or more attractive price than the price Crescent Capital BDC has agreed to pay in the Mergers; and

•	the payment of any termination fee or reimbursement of the counterparties’ fees and expenses, if required under the circumstances, could adversely affect our financial condition and liquidity.

Under certain circumstances, we may be obligated to pay Crescent Capital BDC a termination fee upon termination of the Merger Agreement.

No assurance can be given that the Mergers will be completed. The Merger Agreement provides for the payment by us to Crescent Capital BDC of a termination fee of approximately $4.3 million if the Merger Agreement is terminated by us or Crescent Capital BDC under certain circumstances. See the Joint Proxy Statement/Prospectus for a discussion of the circumstances that could result in the payment of a termination fee.

The Merger Agreement limits our ability to pursue alternatives to the Mergers; however, in specified circumstances, we may terminate the Merger Agreement to accept a superior proposal.

Under the Merger Agreement, we have agreed not to (1) take certain actions to solicit proposals relating to alternative transactions or (2) subject to certain exceptions, including the receipt of a “Superior Proposal” (as such term is defined in the Merger Agreement), enter into discussions or an agreement concerning, or provide confidential information in connection with, any proposals for alternative transactions. However, in specified circumstances, we may terminate the Merger Agreement and enter into an agreement with a third party who makes a Superior Proposal, subject to certain procedural requirements and the payment to Crescent Capital BDC of a termination fee of approximately $4.3 million.

These provisions, which are typical for transactions of this type, might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition even if such potential competing acquiror were prepared to pay consideration with a higher per share market price than the price per share market price to be paid by Crescent Capital BDC pursuant to the Merger Agreement or might result in a potential competing acquiror proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay.

The Mergers are subject to closing conditions, including certain stockholder approvals, that, if not satisfied or waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations.

The Mergers are subject to closing conditions, including certain approvals of our and Crescent Capital BDC’s respective stockholders that, if not satisfied, will prevent the Mergers from being completed. The closing condition that our stockholders approve the First Merger may not be waived under applicable law and must be satisfied for the Mergers to be completed. We currently expect that all of our directors and executive officers will vote their shares of Company common stock in favor of the proposals presented at the Company’s special meeting of stockholders required to complete the Mergers. If our stockholders do not approve the First Merger and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our and Crescent Capital BDC’s respective businesses and operations. The closing condition that Crescent Capital BDC’s stockholders approve the Reincorporation, the proposed Crescent Capital BDC Investment Advisory Agreement and the issuance of the shares of Crescent Capital Maryland BDC’s common stock to be issued pursuant to the Merger Agreement, at a price below its then-current NAV per share, if applicable, must be satisfied or waived for the Mergers to be completed. Crescent Capital BDC currently expects that all directors and executive officers of Crescent Capital BDC will vote their shares of Crescent Capital BDC common stock in favor of the proposals presented at Crescent Capital BDC’s special meeting of stockholders required to complete the Mergers.

In addition to the required approvals of our and Crescent Capital BDC’s stockholders, the Mergers are subject to a number of other conditions beyond our and Crescent Capital BDC’s control that may prevent, delay or otherwise materially adversely affect its completion. Neither we nor Crescent Capital BDC can predict with certainty whether and when these other conditions will be satisfied.

We will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers may have an adverse effect on us and, consequently, on the combined company following completion of the Mergers. These uncertainties may cause those that deal with us to seek to change their existing business relationships with us. In addition, the Merger Agreement restricts us from taking actions that it might otherwise consider to be in our best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Mergers. Please refer to the Joint Proxy Statement/Prospectus for a description of the restrictive covenants to which we are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 12, 2019, the Board suspended our stock repurchase program in connection with the execution of the Merger Agreement. During the three months ended September 30, 2019, we did not purchase any shares of our common stock under any share repurchase program. See “Note 4 – Share Transactions” in the notes to our financial statements for more information.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

2.1*	Agreement and Plan of Merger, dated as of August 12, 2019, by and among Crescent Capital BDC, Inc., Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and CBDC Advisors, LLC (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 814-01064) filed with the Securities and Exchange Commission on August 13, 2019 and incorporated herein by reference).

2.2	Amendment No. 1, dated as of September 27, 2019, to Agreement and Plan of Merger, dated as of August 12, 2019, by and among Crescent Capital BDC, Inc., Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (Included as Annex B to the Company’s Preliminary Proxy Statement on Schedule 14A (File No. 814-01064) filed with the Securities and Exchange Commission on October 3, 2019 and incorporated herein by reference).

10.1	Form of Voting Agreement, by and among Alcentra Capital Corporation and certain stockholders of Crescent Capital BDC, Inc. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01064) filed with the Securities and Exchange Commission on August 13, 2019 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 5, 2019

By:	/s/ Suhail A. Shaikh
	Name:	Suhail A. Shaikh
	Title:	Chief Executive Officer

By:	/s/ Ellida McMillan
	Name:	Ellida McMillan
	Title:	Chief Financial Officer, Chief Operating Officer, Treasurer, and Secretary